Form 10-Q
period 2004-06-30
AUXILIUM PHARMACEUTICALS INC
filed 2004-08-16
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-50855

Auxilium Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	23-3016883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 W. Germantown Pike, Norristown, PA 19401

(Address of principal executive offices) (Zip Code)

(610) 239-8850

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒ *

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

*	The registrant has not been subject to the filing requirements for the past 90 days as it commenced trading following its initial public offering on July 23, 2004, but has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

As of August 10, 2004, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 20,603,727.

AUXILIUM PHARMACEUTICALS, INC.

PART I FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,939	$28,446
Restricted cash	—	9,500
Accounts receivable, trade	3,716	1,775
Inventories	4,552	5,377
Prepaid expenses and other current assets	1,855	1,965

Total current assets	31,062	47,063
Property and equipment, net	2,260	2,016
Other assets	583	680
Deferred initial public offering costs	1,343	—

Total assets	$35,248	$49,759

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable, current portion	$2,774	$9,875
Accounts payable	2,257	1,925
Accrued expenses	6,979	5,613
Deferred revenue, current portion	3,773	4,286

Total current liabilities	15,783	21,699

Notes payable, long-term portion	393	577

Deferred revenue, long-term portion	5,600	—

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.01 par value per share; authorized 78,926,856 shares; issued and outstanding 70,212,517 shares at June 30, 2004 and December 31, 2003, respectively (liquidation value of $96,560 at June 30, 2004 and December 31, 2003, respectively)	93,625	93,287

Stockholders’ deficit:
Common stock, $0.01 par value per share; authorized 18,400,000 shares; issued and outstanding 942,708 and 935,071 shares at June 30, 2004 and December 31, 2003, respectively	9	9
Additional paid-in capital	4,833	5,121
Accumulated deficit	(84,869)	(70,739)
Deferred compensation	(49)	(57)
Notes receivable from stockholders	(46)	(107)
Accumulated other comprehensive loss	(31)	(31)

Total stockholders’ deficit	(80,153)	(65,804)

Total liabilities and stockholders’ deficit	$35,248	$49,759

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues	$6,619	$1,467	$12,253	$1,622

Operating expenses:
Cost of goods sold	1,996	997	3,785	1,165
Research and development	4,814	1,867	7,184	3,394
Selling, general, and administrative	7,530	6,893	14,952	11,397

Total operating expenses	14,340	9,757	25,921	15,956

Loss from operations	(7,721)	(8,290)	(13,668)	(14,334)
Interest income (expense), net	1	(244)	(462)	(228)
Other income	—	1,722	—	1,722

Net loss	(7,720)	(6,812)	(14,130)	(12,840)
Accretion of redeemable convertible preferred stock	(169)	(113)	(338)	(226)
Deemed dividend to warrant holders	(173)	—	(173)	—
Dividends accrued on redeemable convertible preferred stock	—	(1,191)	—	(2,369)

Net loss applicable to common stockholders	$(8,062)	$(8,116)	$(14,641)	$(15,435)

Basic and diluted net loss per common share	$(8.56)	$(16.44)	$(15.64)	$(31.52)

Weighted average common shares outstanding	942,131	493,775	936,019	489,670

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(14,130)	$(12,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	805	217
Compensation related to stock options granted	35	8
Interest income accrued on notes receivable from stockholders	(2)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(1,941)	(408)
Inventories	825	(3,831)
Prepaid expenses and other current assets	144	(1,023)
Accounts payable and accrued expenses	351	1,689
Deferred revenue	5,087	4,542

Net cash used in operating activities	(8,826)	(11,649)

Cash flows from investing activities:
Purchases of property and equipment	(540)	(430)
Payment for other assets	—	(506)

Net cash used in investing activities	(540)	(936)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit, net of transaction costs	(7,349)	6,934
Movement in restricted cash to secure borrowings	9,500	—
Proceeds from debt financings, net of transaction costs	—	1,091
Payments on debt financings	(379)	(18)
Proceeds from issuance of common stock	23	18
Collection of notes receivable from stockholders	63	—

Net cash provided by financing activities	1,858	8,025

Effect of exchange rate changes on cash	1	(10)

Decrease in cash and cash equivalents	(7,507)	(4,570)
Cash and cash equivalents, beginning of period	28,446	12,221

Cash and cash equivalents, end of period	$20,939	$7,651

Non-cash items:
Accretion of preferred stock redemption value	$338	$226
Accrual of preferred stock dividends	—	2,369
Deemed dividend to warrant holders	173	—
Issuance of warrants in connection with debt	—	1,008
Issuance of note payable for payment of insurance premiums	421	—

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACUETICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Auxilium Pharmaceuticals, Inc. and subsidiaries (the “Company”) was incorporated in Delaware in July 1999 and commenced operations in the fourth quarter of 1999. The Company is a specialty pharmaceutical company dedicated to the development and commercialization of pharmaceutical products focused on urology and sexual health. The Company plans to develop and commercialize a portfolio of products that treat diseases and disorders relating to urology and sexual health. It has established its own sales and marketing organization, which includes approximately 100 sales and marketing professionals that cover the U.S. The Company has assembled an experienced team responsible for additional product development and regulatory affairs for North America and Europe. It is pursuing product opportunities through in-licensing to treat other urologic and sexual health disorders.

The Company received approval from the U.S. Food and Drug Administration to market Testim®. Testim is a proprietary, topical 1% testosterone gel indicated for the treatment of hypogonadism. The Company first shipped Testim to U.S. wholesalers in the first quarter of 2003. In 2003, the Company received regulatory approval to market Testim in the United Kingdom. In June 2004, the Company received scientific approval for Testim in 14 additional European countries. Marketing approvals in these countries will be received once local administrative procedures to finalize the packaging text have been completed. Also in 2004, the Company filed for regulatory approval to market Testim in Canada. Outside of the United States, upon receipt of regulatory approvals, the Company will rely on third-parties for the commercialization of Testim.

On June 21, 2004, the Company effected a one-for-five reverse split of its common stock. All share and per share amounts included in these consolidated financial statements have been adjusted retroactively for all periods presented to give effect to the reverse stock split. The Company’s actual preferred shares, preferred shares prices and per preferred share amounts have not been adjusted for this stock split. However, as a result of the stock split, conversion ratios of all preferred stock have been adjusted retroactively from one-to-one to five-to-one.

On July 28, 2004, the Company completed an initial public offering (“IPO”) which resulted in net proceeds of approximately $36.6 million from the issuance of 5,500,000 shares of common stock. In connection with the IPO, all of the outstanding shares of the Company’s preferred stock were converted into shares of common stock. Since the IPO closed after June 30, 2004, the effect of the IPO is not reflected in the accompanying unaudited consolidated financial statements. A summary of the terms of this offering can be found in our Registration Statement (No. 333-114685) on Form S-1 as filed with the Securities and Exchange Commission (“SEC”). See Note 11 for a description of the pro forma effect of the IPO.

2.	SUMMARY OF SIGNIFIGANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC pertaining to Form 10-Q. Certain disclosures required for complete financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2004 and for the periods ended June 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Form S-1 (No. 333-114685) filed with the SEC.

(b)	Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets, liabilities, and the disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(c)	Revenue Recognition

The Company sells Testim to wholesalers and chain drug stores, who have the right to return purchased product. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, the Company defers recognition of revenue on product shipments of Testim to its customers until Testim units are dispensed through patient prescriptions. Under SFAS No. 48, the Company cannot recognize revenue on product shipments until it can reasonably estimate returns relating to these shipments. The Company estimates prescription units dispensed based on distribution channel data provided by external, independent sources. Testim dispensed to patients through prescription is not subject to return. Product shipments were $8,100,000 and $941,000 for the three months ended June 30, 2004 and 2003, respectively, and $13,178,000 and $6,564,000 for the six months ended June 30, 2004 and 2003, respectively. Gross revenue for prescription units dispensed was $7,581,000 and $1,607,000 for the three months ended June 30, 2004 and 2003, respectively, and $13,718,000 and $1,773,000 for the six months ended June 30, 2004 and 2003, respectively, while product revenue net of cash discounts, rebates, and patient coupons and actual returns was $6,619,000 and $1,467,000 for the three months ended June 30, 2004 and 2003, respectively, and $12,253,000 and $1,622,000 for the six months ended June 30, 2004 and 2003 respectively. Product shipments not recognized as revenue, net of anticipated cash discounts, were $3,773,000 at June 30, 2004 and $4,286,000 at December 31, 2003 and are reflected as deferred revenue. Inventory subject to return represents the cost of Testim units shipped to customers that has not yet been recognized as revenue in accordance with the Company’s policy (See Note 3). The Company will continue to recognize revenue upon prescription units dispensed until it can reasonably estimate product returns based on its product returns experience. At that time, the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred.

For revenues associated with licensing agreements, the Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. The Company entered into two license and distribution agreements to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan. Under these agreements, the distributor and the sublicensee are each required to purchase Testim from the Company and make up-front, milestone and royalty payments. Under these agreements, the distributor and the sublicensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. No up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if they do not comply with technical specifications or if any of the agreements are terminated due to the Company’s non-performance. The Company is obligated under the agreements to provide multiple deliverables; the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21, the deliverables under each of these agreements are treated as single units of accounting as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. Revenue for Testim units shipped will be recognized upon product shipment, subject to the Company’s ability to reasonably estimate product returns. The Company will defer revenue recognition for up-front and milestone payments. Up-front and milestone revenue will be recognized as revenue as a percentage of Testim units shipped in the period over total Testim units expected to be shipped during the distribution term. No revenue for the up-front and milestone consideration will be recognized if a reasonable estimate of total future Testim unit shipments cannot be made. As of June 30, 2004, deferred revenue from licensing agreements was $5,600,000.

(d)	Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2004 and December 31, 2003 bank money market and demand accounts and certificates of deposit comprised all of the Company’s cash and cash equivalents. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, U.S government securities, or short-term commercial paper.

(e)	Accounts Receivable

Accounts receivable, trade consist of amounts due from wholesalers and chain drug stores for the purchase of Testim. Ongoing credit evaluations of customers are performed and collateral is generally not required.

Accounts receivable, trade are net of allowances for cash discounts of $78,000 at June 30, 2004. The Company has not experienced any material credit losses and therefore no allowance for doubtful accounts is required at June 30, 2004 or December 31, 2003.

(f)	Inventories

Inventories are stated at the lower of cost or market, as determined using the first-in, first-out method.

(g)	Research and Development Costs

Research and development costs include salaries and related expenses for development personnel as well as fees and costs paid to external service providers. Costs of external service providers include both clinical trial costs and the costs associated with non-clinical support activities such as toxicology testing, manufacturing process development and regulatory affairs. External service providers include contract research organizations, contract manufacturers, toxicology laboratories, physician investigators and academic collaborators. Research and development costs, including the cost of product licenses prior to regulatory approval, are charged to expense as incurred.

(h)	Income Taxes

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period such tax rate changes are enacted. Due to the Company’s history of losses, no income tax benefit has been recorded and the corresponding deferred tax assets have been fully reserved as the Company believes that it is more likely than not that the deferred tax assets will not be realized.

(i)	Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This standard amends the transition and disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 148, the Company follows Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for equity-based awards issued to employees and directors for director services. Under APB Opinion No. 25, if the exercise price of the award equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. The measurement date is the date on which the final number of shares and exercise price are known and is generally the grant date for awards to employees and directors. If the exercise price of the award is below the fair value of the underlying stock on the measurement date, then compensation cost is recorded, using the intrinsic-value method, and is recognized in the statement of operations over the vesting period of the award.

Had compensation cost for employee and director service option grants been recorded under the minimum-value method permitted by SFAS No. 148, net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(8,062)	$(8,116)	$(14,641)	$(15,435)
Add: total stock based employee compensation expense recognized under the intrinsic value based method	4	4	8	8
Deduct: total stock based employee compensation expense determined under fair value based method	(73)	(29)	(105)	(57)

Pro forma net loss applicable to common stockholders	$(8,131)	$(8,141)	$(14,738)	$(15,484)

Net loss per share:
Basic and diluted, as reported	$(8.56)	$(16.44)	$(15.64)	$(31.52)

Basic and diluted, pro forma	$(8.63)	$(16.49)	$(15.75)	$(31.62)

Information with respect to the fair value of option grants under the minimum-value method for the periods presented is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average grant date fair value:
Grants below fair value	$—	$—	$—	$—
Grants at fair value	3.00	0.70	2.76	0.78
Grants above fair value	—	—	—	—
Weighted average minimum-value method assumptions:
Expected life of options (in years)	7.00	7.00	7.00	7.00
Risk-free interest rate	3.90%	2.90%	3.59%	3.33%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Because the determination of the fair value of all options granted after the Company became a publicly-traded entity will include an expected volatility factor in addition to the factors described above and because additional option grants are expected in the future, the pro forma disclosures above are not representative of the pro forma effects of option grants on reported net operating results in future periods.

(j)	Loss Per Common Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding shares.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(7,720)	$(6,812)	$(14,130)	$(12,840)
Accretion of redeemable convertible preferred stock	(169)	(113)	(338)	(226)
Deemed dividend to warrant holders	(173)	—	(173)	—
Dividends accrued on redeemable convertible preferred stock	—	(1,191)	—	(2,369)

Net loss applicable to common stockholders	(8,062)	(8,116)	(14,641)	(15,435)

Denominator:
Weighted-average common shares outstanding	942,131	501,025	938,608	499,484
Weighted-average unvested common shares subject to repurchase	—	(7,250)	(2,589)	(9,814)

Shares used in calculating net loss applicable to common stockholders per share	942,131	493,775	936,019	489,670

Basic and diluted net loss per common share	$(8.56)	$(16.44)	$(15.64)	$(31.52)

Diluted net loss per common share is computed giving effect to all dilutive potential common stock, including options, warrants and redeemable convertible preferred stock. Diluted net loss per common share for all periods presented is the same as basic net loss per common share because the potential common stock is anti-dilutive. Anti-dilutive common shares not included in diluted net loss per common share are summarized as follows:

	June 30,
	2004	2003
Common stock options	1,203,283	930,998
Warrants	1,748,676	2,876,407
Redeemable convertible preferred stock	14,042,482	8,292,018

	16,994,441	12,099,423

Of the shares in the above table at June 30, 2004, 14,058,482 shares were converted into common stock in connection with the Company’s IPO in July 2004 (see Note 11). In the IPO, the holder of 80,000 warrants to purchase Series B preferred stock (the equivalent of 16,000 shares of common stock) exercised their warrant and all existing shares of preferred stock were converted into common stock.

3.	INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$3,268	$2,785
Work-in-process	—	608
Finished goods	891	1,478
Inventory subject to return	393	506

	$4,552	$5,377

Inventory subject to return represents the amount of Testim shipped to wholesalers and chain drug stores that had not been recognized as revenue (see Note 2c).

4.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Payroll and related expenses	$1,701	$1,414
Sales and marketing expenses	746	1,266
Research and development expenses	358	332
Milestone and royalty expenses	1,559	884
Accrued initial public offering costs	1,100	—
Other expenses	1,515	1,717

	$6,979	$5,613

5.	NOTES PAYABLE

Notes payable consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Bank lines of credit	$2,200	$9,529
Equipment promissory note	761	930
Insurance note payable	211	—

	3,172	10,459
Less unamortized discount	(5)	(7)
Less current portion of notes payable	(2,774)	(9,875)

Notes payable, long-term portion	$393	$577

In March 2004, the Company entered into a credit agreement with Comerica Bank. This line of credit is for $5,000,000 and expires in March 2005. The line bears interest at the bank’s prime rate plus 0.5% and is secured by all the Company’s tangible assets. If the amount of the Company’s cash balance at the bank falls below $10,000,000 and the Company has borrowings outstanding on the line, the bank will restrict cash on deposit based on a formula of accounts receivable. The maximum restricted cash amount would be the full amount of the line. In addition, if the Company’s cash balance falls below $10,000,000, the Company will be subject to financial covenants. On June 29, 2004, the Company drew $2,200,000 under this line of credit and repaid this amount in July 2004.

6.	COMMITMENTS AND CONTINGENCIES

(a)	Research and License Agreements

In June 2004, the Company entered into a development and license agreement with BioSpecifics Technologies Corp. (“BioSpecifics Technologies”). Under the agreement, the Company has agreed to develop products containing the licensor’s product (“AA4500”) for the treatment of Peyronie’s and Dupuytren’s disease. The Company has been granted the exclusive world-wide license to any products developed under the agreement other than dermal formulations labeled for topical administration. The Company also has the option to develop and license the technology for use in other indications other than dermal formulations labeled for topical administration. The agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. The Company may terminate the agreement with 90 days written notice. The Company is obligated to pay all clinical and regulatory development costs on an on-going basis, to purchase commercial inventory from BioSpecifics Technologies and to pay royalties based on product sales. In addition, the Company is obligated to make milestone payments for contract initiation, receipt of technical data, manufacturing process development, the one-year anniversary date, filing of regulatory applications and receipt of regulatory approval.

In June 2004, the Company paid an up-front payment under this agreement of $2,500,000. The Company recorded this payment as an in-process research and development expense in the second quarter of 2004 because AA4500 is in the early stages of Phase II clinical trials and there is no alternative future use for AA4500 prior to FDA approval. The Company could make an additional $13,000,000 of contingent milestone payments under this agreement if all existing conditions are met. Additional milestone obligations may be due if the Company exercises an option to develop and license AA4500 for additional medical indications.

The Company has entered into various licensing agreements. The Company expects to pay approximately $8,500,000 of contingent milestone payments under all of its licensing agreements through June 30, 2005.

7.	TESTIM MARKETING AND DISTRIBUTION AGREEMENTS

In December 2003, the Company entered into a marketing and distribution agreement with Bayer Inc. (“Bayer”) in Canada. The Company filed for regulatory approval of Testim in Canada in March 2004. Under the agreement, Bayer will purchase product and pay certain royalty and milestone payments. The milestone payments are due upon contract signing, filing for regulatory approval in Canada, the first sale of Testim in Canada and upon achieving specified sales levels. The term of the agreement is for the life of the patent covering Testim in Canada.

In March 2004, the Company signed a sublicense agreement with Ipsen Farmaceutica B.V. (“Ipsen”) to use and sell Testim on a worldwide basis outside of the U.S., Canada, Mexico and Japan. Currently, Testim is approved for marketing in the United States and the United Kingdom. In June 2004, the Company received scientific approval for Testim in 14 additional European countries. Marketing approvals in these countries will be received once local administrative procedures to finalize the packaging text have been completed. Ipsen is responsible for obtaining regulatory approval in non-EU countries. In addition, Ipsen is obligated to purchase product from the Company and to pay royalty and certain milestone payments. The milestone payments are due upon contract signing, marketing authorization, product launch in various countries and supply price reductions. The license is exclusive and royalty-bearing for the longer of ten years from market launch or the expiration of patent protection in any particular country.

Through June 30, 2004, the Company has collected $5,600,000 in up-front and milestone fees under these agreements and has recorded them as deferred revenue (see Note 2c). The Company could collect an additional $13,500,000 in milestone fees if all underlying events occur.

8.	OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss
Other comprehensive loss:	$(7,720)	$(6,812)	$(14,130)	$(12,840)
Foreign currency translation	—	(7)	—	(11)

Comprehensive loss	$(7,720)	$(6,819)	$(14,130)	$(12,851)

The foreign currency translation amounts relate to our foreign subsidiary.

9.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of June 30, 2004, the authorized and outstanding redeemable convertible preferred stock and their principal terms are as follows (in thousands, except share amounts):

Series	Shares authorized	Shares outstanding	Carrying amount	Liquidation value
A	8,771,928	8,771,928	$9,787	$10,000
B	22,484,888	22,404,888	27,505	28,006
C	10,283,336	10,283,336	15,077	15,425
D	37,386,704	28,752,365	41,256	43,128

	78,926,856	70,212,517	$93,625	$96,559

In conjunction with the Series D transaction, 8,634,339 warrants were issued that were originally exercisable into shares of Series D preferred stock for seven years at $1.50 per share. Initially, the exercise price and the amount of warrants were subject to change based on the achievement of certain business milestones. Given the potential variation in the total amount of warrants and the exercise price, the Company assessed the probability of the variable factors existing at issuance in determining the inputs used in the Black-Scholes option pricing model to value the warrants. In April 2004, the warrants were amended to remove the variable features by fixing the warrant exercise price at $1.125 per share. The Company recorded, in the second quarter of 2004, a non-cash deemed dividend to the warrant holders utilizing the Black-Scholes option pricing model to estimate the fair value of the warrants. The amount of the deemed dividend represents the increase in the fair value of the warrants attributable to the amendment to the warrant terms. The fair value estimates included an assessment of the probability of the variable factors existing immediately before the amendment. The deemed dividend of $173,000 increased the net loss applicable to common stockholders in the second quarter of 2004. In connection with the IPO (see Note 11), all shares of preferred stock were converted into common stock on a five-to-one basis. In addition, the warrants to purchase Series D preferred stock became warrants to purchase 1,726,859 shares of common stock at $5.625 per share.

10.	STOCK OPTION AND PURCHASE PLANS

In June 2004, the Board of Directors adopted and the stockholders approved the 2004 Equity Compensation Plan (“2004 Plan”) and the 2004 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan will permit employees to purchase shares of the Company’s common stock through payroll deductions. Initially there will be a maximum of 200,000 shares issuable under the 2004 Employee Stock Purchase Plan.

The 2004 Plan authorizes the granting of incentive and nonqualified stock options and stock awards to employees, non-employee directors and service providers. In June 2004, the stockholders also approved the merger of the Company’s 2000 Equity Compensation Plan into the 2004 Plan and authorized the increase of shares upon the effectiveness of the registration statement for the IPO discussed in Note 11. Upon the IPO, the authorized shares in the combined 2004 Plan are 2,845,450 shares of which 604,780 stock options and 93,437 restricted stock awards were granted to employees and directors. The restricted stock awards vest over four years. The Company will record as deferred compensation the $701,000 fair value of the restricted stock award in the third quarter of 2004 and will amortize this deferred compensation into expense on a straight-line basis over the four-year vesting period.

In June 2004, the Company hired a President and Chief Operating Officer. Upon effectiveness of the registration statement for the IPO, the Company granted this executive options to purchase 300,000 shares of the Company’s common stock at an exercise price equal to the initial offering price per share.

11.	INITIAL PUBLIC OFFERING

On July 28, 2004, the Company completed its IPO in which the Company sold 5,500,000 shares of common stock at $7.50 per share resulting in gross proceeds of $41,250,000. In connection with the offering, the Company paid $2,887,000 in underwriting discounts and commissions and incurred approximately $1,740,000 in other offering expenses. The net proceeds received were approximately $36,623,000.

The table below shows the Company’s condensed balance sheet on June 30, 2004 and a pro forma condensed balance sheet as if the IPO were completed on June 30, 2004. The pro forma condensed balance sheet reflects the following IPO related transactions:

•	the sale of 5,500,000 shares of common stock by the Company’s offering, after deducting underwriting discounts and commissions and estimated offering expenses payable;

•	the conversion of all outstanding shares of our preferred stock, including 80,000 shares of Series B preferred stock issuable upon the exercise of an outstanding Series B warrant, into 14,058,482 shares of common stock immediately prior to the closing of the Company’s offering; and

•	the issuance of 93,437 shares of restricted common stock to employees upon the effectiveness of the registration statement for the offering.

(In thousands, except share and per share amounts)

	As of June 30, 2004
	Actual	Pro Forma
Cash	$20,939	$57,662
Other current assets	10,123	10,123
Long term assets	4,186	2,843

Total assets	$35,248	$70,628

Current liabilities	$15,783	$14,440

Long-term liabilities	5,993	5,993

Redeemable convertible preferred stock	93,625	—

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, pro forma	—	—
Common stock, $0.01 par value per share, 18,400,000 shares authorized, 942,708 shares issued and outstanding, actual; 120,000,000 shares authorized, 20,594,627 shares issued and outstanding, pro forma	9	206
Additional paid-in capital	4,833	135,685
Accumulated deficit	(84,869)	(84,918)
Deferred compensation	(49)	(701)
Notes receivable from stockholders	(46)	(46)
Other comprehensive loss	(31)	(31)

Total stockholders’ equity (deficit)	(80,153)	50,195

Total liabilities and stockholders’ equity (deficit)	$35,248	$70,628

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in financial statements and the notes thereto appearing elsewhere in this report

Special Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this quarterly report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that it believes may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	grow sales of Testim®, our only marketed product;

•	obtain additional funds;

•	achieve market acceptance of Testim by physicians and patients and compete effectively with other Testosterone Replacement Therapy, or TRT, products;

•	obtain and maintain all necessary patents or licenses;

•	purchase the ingredients and supplies necessary to manufacture Testim at terms acceptable to us;

•	obtain and maintain relationships with government and third party payors;

•	acquire additional product candidates or approved products;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet applicable regulatory standards, file for and receive required regulatory approvals;

•	comply with the terms of our license and other agreements;

•	manufacture product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	changes in industry practice; and

•	one-time events

These risks are not exhaustive. Other sections of this quarterly report may include additional factors which could adversely impact business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. You should not rely upon forward-looking statements as predictions of future events. The Company cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although it believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.

Overview

We are a specialty pharmaceutical company dedicated to the development and commercialization of pharmaceutical products focused on urology and sexual health. Our goal is to develop and commercialize a portfolio of products that treat diseases and disorders relating to urology and sexual health. We have established our own sales and marketing organization, which includes approximately 100 sales and marketing professionals that cover the U.S. We also have assembled an experienced team responsible for additional product development and regulatory affairs for North America and Europe. We are pursuing product opportunities through collaborations and in-licensing to treat other urologic and sexual health disorders. Testim, our only marketed product, is a testosterone replacement therapy, or TRT, for the treatment of hypogonadism. We launched Testim in the first quarter of 2003 in the U.S. through our own specialty sales force. Our sales force calls on physicians who are prescribers of urologic and sexual health products. Testosterone gels, which include Testim, represented 61% of the total TRT prescriptions dispensed in 2003. Total monthly Testim prescription units dispensed, based on data from IMS Health Incorporated, have increased from approximately 1,000 in March 2003 to over 17,000 in June 2004. Testim is manufactured for us by DPT Laboratories. We licensed the underlying technology for Testim from Bentley Pharmaceuticals.

We have never been profitable and have incurred an accumulated deficit of $84.9 million as of June 30, 2004. We expect to incur significant operating losses for the next several years. Commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim, additional development costs for existing and new product opportunities, increased general and administration expense to support the infrastructure required to grow and operate as a public company. We will need to generate significant revenues to achieve profitability.

The Company expects that quarterly and annual operating results of operations will fluctuate for the foreseeable future due to several factors including the timing and extent of research and development efforts, milestone payments, and the outcome and extent of clinical trial activities. The Company’s limited operating history makes accurate prediction of future operating results difficult or impossible.

Results of Operations

Three Months Ended June 30, 2004 and 2003

Net revenues. Net product revenues were $6.6 million and $1.5 million for the three months ended June 30, 2004 and 2003, respectively. Prescription units dispensed were approximately 49,900 and 11,600 in the second quarter of 2004 and 2003, respectively. The increase is directly attributable to Testim’s increased market penetration, year over year. Net revenues for Testim product sales are reflected net of cash discounts, rebates, patient coupons and actual returns. Shipments not recognized as revenue, net of anticipated cash discounts were $3.8 million and $4.5 million at June 30, 2004 and 2003, respectively and are reflected as deferred revenue.

Cost of goods sold. Cost of goods sold were $2.0 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively. The increase in cost of goods sold for the three months ended June 30, 2004 over the comparable period in 2003 was directly attributable to the increase in Testim prescription revenue. Cost of goods sold for the three months ended June 30, 2004 would have been $0.1 million higher, had purchases of a key raw material not been written-off as a research and development expense in 2002. In 2002, we purchased $0.9 million of this raw material prior to FDA approval of Testim, and, based on our policy, charged the purchase price to research and development expense because we would have had no alternative use for the raw material if Testim were not approved. We committed to acquire the raw material prior to FDA approval in an attempt to secure the inventory from our sole source supplier to have it available for the initial production runs of Testim. As of June 30, 2004, we still had $0.2 million of raw material in inventory with zero book value. Based on current sales levels, we anticipate that Testim manufactured with this zero book value inventory will be sold by early 2005.

Research and development expenses. Research and development expenses were $4.8 million and $1.9 million for the three months ended June 30, 2004 and 2003, respectively. The increase for the three months ended June 30, 2004 over the comparable period in 2003 was due primarily to the $2.5 million up-front payment made to BioSpecifics Technologies for the in license of AA4500, our Peyronie’s disease product candidate. In addition, the increase in the 2004 period over the 2003 period is a result of the $0.3 million increase in expenses associated with development on our androgen replacement and overactive bladder film product candidates.

Selling, general and administrative expenses. Selling, general and administrative expenses were $7.5 million and $6.9 million for the three months ended June 30, 2004 and 2003, respectively. The increase for the three months ended June 30, 2004 over the comparable period in 2003 was due primarily to general and administrative expenses increasing by $1.0 million resulting from the additional hiring of key personnel, relocation and recruiting expenses. Selling and marketing expenses decreased by $0.4 million associated with lower promotion expense as compared to the launch year of 2003.

Interest income (expense), net. Interest income (expense), net was approximately $0 and $(0.2) million for the three months ended June 30, 2004 and 2003, respectively. The expense in the 2003 period relates primarily to non-cash amortization of deferred debt issuance costs related to a line of credit and to interest paid on the line of credit. The line of credit was repaid and terminated in March 2004. Although we have arranged a new line of credit with Comerica Bank, the weighted average borrowings on the new line were significantly lower than under the previously existing line to control interest costs.

Other income. Other income for the three months ended June 30, 2003 was $1.7 million due to a one-time gain from the settlement of a lawsuit with a vendor.

Dividends and accretion on redeemable convertible preferred stock. Dividends accrued and accretion on redeemable convertible preferred stock and dividends paid to warrant holders were $0.3 million and $1.3 million for the three months ended June 30, 2004 and 2003, respectively. The decrease for the three months ended June 30, 2004 from the comparable period in 2003 was due to the termination and cancellation of the accumulated dividend provisions of our preferred stock in connection with the private placement of shares of our series D preferred stock in October 2003.

Six Months Ended June 30, 2004 and 2003

Net revenues. Net product revenues were $12.3 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively. Prescription units dispensed were approximately 92,900 and 12,800 in the first half of 2004 and 2003, respectively. The increase is directly attributable to Testim’s increased market penetration, year over year. Net revenues for Testim product sales are reflected net of cash discounts, rebates, patient coupons and actual returns. Shipments not recognized as revenue, net of anticipated cash discounts were $3.8 million and $4.5 million at June 30, 2004 and 2003, respectively and are reflected as deferred revenue.

Cost of goods sold. Cost of goods sold were $3.8 million and $1.2 million for the six months ended June 30, 2004 and 2003, respectively. The increase in cost of goods sold for the six months ended June 30, 2004 over the comparable period in 2003 was directly attributable to the increase in Testim prescription revenue. Cost of goods sold for the six months ended June 30, 2004 would have been $0.3 million higher, had purchases of a key raw material not been written-off as a research and development expense in 2002. In 2002, we purchased $0.9 million of this raw material prior to FDA approval of Testim, and, based on our policy, charged the purchase price to research and development expense because we would have had no alternative use for the raw material if Testim were not approved.

Research and development expenses. Research and development expenses were $7.2 million and $3.4 million for the six months ended June 30, 2004 and 2003, respectively. The increase for the six months ended June 30, 2004 over the comparable period in 2003 was due primarily to the $2.5 million up-front payment made to BioSpecifics Technologies for the in license of AA4500, our Peyronie’s disease product candidate. In addition, the increase in the 2004 period over the 2003 period is a result of the $0.6 million increase in the development expenses on our androgen replacement and overactive bladder film product candidates and $0.3 million increase in expenses associated with the Testim European regulatory filing and clinical trials.

Selling, general and administrative expenses. Selling, general and administrative expenses were $15.0 million and $11.4 million for the six months ended June 30, 2004 and 2003, respectively. The increase for the six months ended June 30, 2004 over the comparable period in 2003 was due primarily to a $2.2 million increase in selling and marketing expenses and a $1.4 million increase in general and administrative expenses. The increase in selling and marketing expenses results from compensation and related expense for our professional sales organization and promotional activities being higher in the 2004 period versus the 2003 period. The increase in general and administrative expenses results from additional hiring of key personnel, relocation and recruit expenses.

Interest income (expense), net. Interest income (expense), net was $(0.5) million and $(0.2) million for the six months ended June 30, 2004 and 2003, respectively. The expense in both periods relates primarily to non-cash amortization of deferred debt issuance costs related to a line of credit and to interest paid on the line of credit. The line of credit was entered into in May 2003 and repaid and terminated in March 2004. Although we have arranged a new line of credit with Comerica Bank, the weighted average borrowings on the new line were significantly lower than under the previously existing line in an attempt to control interest costs.

Other income. Other income for the six months ended June 30, 2003 was $1.7 million due to a one-time gain from the settlement of a lawsuit with a vendor.

Dividends and accretion on redeemable convertible preferred stock. Dividends accrued and accretion on redeemable convertible preferred stock and dividends paid to warrant holders were $0.5 million and $2.6 million for the six months ended June 30, 2004 and 2003, respectively. The decrease for the six months ended June 30, 2004 from the comparable period in 2003 was due to the termination and cancellation of the accumulated dividend provisions of our preferred stock in connection with the private placement of shares of our series D preferred stock in October 2003.

Liquidity and Capital Resources

Since inception through June 30, 2004, we have financed our product development, operations and capital expenditures primarily from private sales of equity securities. Since inception through June 30, 2004, we received approximately $97.0 million from private sales of equity securities and the exercise of stock options. Since launching Testim in 2003, net revenue from the sales of Testim has become a source of cash, a trend that we believe will continue. As of June 30, 2004 we had approximately $20.9 million in cash and cash equivalents compared to $28.4 million at December 31, 2003. On July 28, 2004, we completed our initial public offering. We sold 5,500,000 shares of our common stock in an offering at a price of $7.50 per share, resulting in gross proceeds of $41.2 million. In connection with the offering, we paid $2.9 million in underwriting discounts and commissions to underwriters and incurred approximately $1.7 million in other offering expenses. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $36.6 million. On July 28, 2004 the holder of warrants to purchase 80,000 shares of or Series B redeemable convertible preferred stock exercised its warrant for $0.1 million. Immediately prior to the closing of our initial public offering, all outstanding shares of our redeemable convertible preferred stock converted into shares of our common stock. The balance of cash and cash equivalents at June 30, 2004 excludes the net proceeds of our initial public offering.

We believe that our current financial resources and sources of liquidity will be adequate to fund our operations for the next 24 months. In the event that we make additional product acquisitions, we may need to raise additional funds. Insufficient funds may cause us to delay, reduce the scope of, or eliminated one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy or our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Source and Uses of Cash

Cash used in operations was $8.8 million and $11.6 million for the six months ended June 30, 2004 and 2003, respectively. Testim product sales and up-front and milestone payments generated approximately $16.4 million and $6.0 million in cash receipts for the six months ended June 30, 2004 and 2003 respectively. Operating cash flow for the 2004 period includes the $2.5 million up-front payment to BioSpecifics Technologies for the in-license of AA4500, our Peyronie’s disease product candidate and the payment of a $0.7 million judgement that was accrued as of December 31, 2003. Negative operating cash flows during both periods were caused primarily by operating losses.

Cash used in investing activities was $0.5 million and $0.9 million for the six months ended June 30, 2004 and 2003 respectively. Cash used in investing activities for the periods presented relates primarily to the purchase of manufacturing equipment, office furniture, computer equipment and the product rights to Testim.

Cash provided by financing activities was $1.9 million and $8.0 million for the six months ended June 30, 2004 and 2003, respectively. Cash provided by financing activities for the 2004 period is related primarily to the $2.2 million drawn on the Comerica line of credit which was repaid in July 2004. Cash provided by financing activities for the 2003 period is related primarily to the draw-down on our previously existing Silicon Valley Bank line of credit, which was repaid and terminated in March 2004, and our equipment term loan.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of June 30, 2004 (in thousands):

	Total	Less than 1 year	2-3 years	4+ years
Long-term debt (1)	$3,167	$2,774	$393	$—
Operating leases	610	386	224	—
Purchase commitment (2)	380	190	190	—

	$4,157	$3,350	$807	$—

(1)	Includes borrowings under our $5.0 million line of credit

(2)	Amount represents a minimum annual manufacturing fee.

The contractual commitments reflected in this table exclude contingent milestone and royalty payments that we may be obligated to pay in the future. The remaining contingent milestone payment for all our license agreements total $14.0 million, of which we expect to pay approximately $2.5 million of these contingent milestone payments through September 30, 2004 and an additional $6.0 million through June 30, 2005. These remaining milestones relate primarily to receipt of technical data, manufacturing process development, the one-year anniversary date, filing of regulatory applications and receipt of regulatory approval. Future royalty payments are contingent on product sales.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairy report our operating results and financial position, and apply those accounting policies in a consistent manner. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities are affected by such estimates and assumptions. The most significant assumptions are employed in estimates used in determining amounts to recognize as revenue, values of inventory and equity instruments used in stock-based compensation calculations. We are subject to uncertainties that may cause actual results to differ from those estimates, such as changes in the healthcare environment, competition, legislation and regulation. We believe the following accounting policies, which have been discussed with our audit committee, are the most critical because they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

•

Revenue Recognition. We sell Testim to pharmaceutical wholesalers and chain drug stores. These companies have the right to return Testim for any reason up to one-year after product expiration. As a result of Testim’s launch in the first quarter of 2003, we do not have sufficient sales history to estimate product returns. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, we defer recognition of revenue on product shipments of Testim to our customers until such time as Testim units are dispensed through patient prescriptions, since they are not subject to return. Under SFAS No. 48, we cannot recognize revenue on product shipments until we can reasonably estimate returns relating to these shipments. We estimate the volume of prescription units dispensed at pharmacies based on data provided by external, independent sources. These sources poll pharmacies, hospitals, mail order and other retail outlets for Testim prescriptions and project this sample on a national level. We will continue to recognize revenue based on prescription units until we have sufficient history to estimate product returns. When we are able to reasonably estimate our product returns, we will recognize a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, we must make estimates for rebates provided to third-party payers and coupons provided to patients. Testim is covered by Medicaid and numerous independent insurance and pharmacy benefit managers, or PBMs. Some of these programs have negotiated rebates. We obtain estimates of prescription units dispensed under the various rebate programs from the same external sources discussed above. We make estimates of the rebates based on the external source reports of volumes and actual contract terms. In addition, we provide coupons to physicians for use with prescriptions as promotional incentives. We utilize a contract service provider to process and pay claims to patients for actual coupon usage. The timing of processing coupon invoices from this service provider is delayed. We make estimates of actual coupon usage based on previous experience. As Testim becomes more widely used and as we continue to add managed care and PBM contracts, our estimates may result in differences to actual results. To date, our estimates have not resulted in any material adjustments to our operating results.

We have licensed out to Bayer and Ipsen the right to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan. Under these agreements, Bayer and Ipsen are each required to purchase Testim from us and make up-front, milestone and royalty payments. We are obligated under the agreements to provide multiple deliverables; the license/product distribution rights, regulatory filing services and commercial product supply. Under Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, the deliverables under each of these agreements are treated as single units of accounting as we do not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. Revenue for Testim units shipped will be recognized upon product shipment, subject to our ability to reasonably estimate product returns. We will defer revenue recognition for up-front and milestone payments until the first product shipment under each agreement. Up-front and milestone revenue will be recognized over the distribution term based on Testim units shipped. We will need to estimate the total Testim units to be shipped under the agreements. As a result, we plan on utilizing independent appraisers to help us determine the useful life of Testim in markets where we anticipate Testim units shipped to be material. We will use this information along with market penetration data from independent sources to estimate the total Testim units to be shipped. Periodically, we will reevaluate these estimates and adjust on a prospective basis the amortization of the up-front and milestone payments. We will disclose the reasons for any significant changes in our future estimates. If we are unable to reasonably estimate the total units to be shipped, the amortization of the deferred revenue will not be recognized as revenue until we are able to make a reasonable estimate.

•

Inventory Valuation. We rely on a single source supplier for one of the key ingredients in Testim. As a result, we have purchased a substantial safety stock of this ingredient on which we have limited shelf-life data. We continue to perform stability testing on the ingredient to determine its maximum shelf-life. In addition, our finished goods inventory has a definitive shelf-life. We estimate that the demand for Testim will be such that the raw materials and finished goods on hand will ultimately be used in future production and sold to our customers. As a result, we have not recorded a valuation allowance for potential excess inventory as of June 30, 2004. We will regularly evaluate the demand for Testim and the data from the stability testing to determine whether an allowance for excess inventory is warranted.

•	Valuation of Equity Instruments. Our accounting for the issuance of equity instruments requires us to estimate their fair value. Equity instruments granted or sold in exchange for the receipt of goods or services and the value of those goods or services may not be readily estimated. We estimate the fair value of equity instruments, including stock options and warrants granted to employees and nonemployees, based upon consideration of factors which we deemed to be relevant at the time. Because shares of our common stock have not been publicly traded before our initial public offering in July 2004, factors historically considered in valuing equity issuances include pricing of private sales of our redeemable convertible preferred stock, prior valuation of equity instruments issued and the effect of events that have occurred between the time of such issuance, economic trends, and the comparative rights and preferences of the security being issued compared to the rights and preferences of our other outstanding equity. We have also considered comparative values of public companies discounted for the risk and limited liquidity provided for in the equity we are issuing.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects. Any of the following risks could materially and adversely affect our business, financial position or results of operations.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred significant losses since our inception and may not achieve profitability in the foreseeable future.

We have incurred significant losses since our inception, including net losses of $28.9 million for the year ended December 31, 2003 and $14.1 million for the six months ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of $84.9 million. Our only approved product is Testim and our revenues to date from its sale have not been significant. We expect to continue to make substantial expenditures related to the marketing and selling of Testim. As we launched Testim in the first quarter of 2003, we cannot be certain how effective our marketing and selling programs will be in the future. We continue to expand and enhance the marketing and selling of Testim. As a result, these expenses may increase substantially in the future. In addition, we expect to continue to incur substantial expenses, including milestone payments, as we:

•	develop our Peyronie’s disease, androgen replacement film and overactive bladder film product candidates, our preclinical product candidates and any other product candidates that we license or acquire;

•	seek regulatory approval for our product candidates;

•	commercialize any of our product candidates that receive marketing approval or any approved products that we acquire or in-license; and

•	acquire or in-license new technologies or development stage or approved products.

Accordingly, we expect to continue to incur substantial additional losses for the foreseeable future. In order to achieve and maintain profitability, we will need to generate significantly greater revenues from Testim and any other product candidate for which we receive marketing approval. As a result, we are unsure when we will become profitable, if at all. If we fail to achieve profitability within the time frame expected by investors, the value of our common stock may decline substantially.

Because we have a limited operating history, our future results are unpredictable, and therefore, our common stock is a highly speculative investment.

We commenced operations in the fourth quarter of 1999 and have a very limited operating history for you to evaluate our business. Accordingly, you must consider our prospects in light of the risks and difficulties encountered by companies in their early stages. In order to address these risks, we must:

•	increase the sales of our currently approved product, Testim;

•	successfully develop and obtain marketing approval for our current product candidates, including our Peyronie’s disease, androgen replacement film and overactive bladder film product candidates;

•	successfully identify and develop new product candidates;

•	effectively commercialize any approved product candidates that we develop or any approved products that we acquire;

•	respond to competitive pressures from other businesses, including the launch of any products that compete directly with Testim in the treatment of hypogonadism;

•	identify and negotiate favorable agreements with third-parties for the manufacture, distribution and marketing and sales of our approved products; and

•	effectively manage our relationships with vendors and third-parties.

In addition, due to our limited operating history, we have minimal experience with product returns. If returns are higher than expected, our operating results could be materially harmed.

All of our revenues to date have been generated from the sale of Testim, and, if sales of Testim do not grow, we will not become profitable.

Our only product with marketing approval is Testim and our product revenues to date have been generated solely from the sale of Testim. Until such time as we develop, acquire or in-license additional products that are approved for marketing, we will continue to rely on Testim for all of our revenues. Accordingly, our success depends significantly on our ability to increase sales of Testim. Our sales and marketing efforts may not be successful in increasing prescriptions for Testim. Sales of Testim are subject to the following risks, among others:

•	acceptance by the medical community or the general public of Testim as a safe or effective therapy for hypogonadism;

•	increasing awareness of hypogonadism by the medical community or the general public as a medical disorder requiring treatment;

•	pressures from existing or new competing products, including generic products, that may provide therapeutic, convenience or pricing advantages over Testim; and

•	failure of third-party payors to provide coverage and sufficient reimbursement for Testim.

For the foreseeable future, if we are unable to grow Testim sales, we will be unable to increase our revenues or achieve profitability and we may be forced to delay or change our current plans to develop other product candidates.

If we fail to raise additional funds in the future, we may be required to limit, scale back or cease our operations.

Our operations to date have generated substantial and increasing needs for cash. Our negative cash flows from operations are expected to continue for at least the foreseeable future. Our strategy contains elements that we will not be able to execute without outside funding. Specifically, we may need to raise additional capital to:

•	enhance our sales and marketing efforts for Testim;

•	fund our product development, including clinical trials;

•	commercialize any product candidates that receive regulatory approval; and

•	acquire or in-license product candidates or technologies for development or approved products.

We believe that the net proceeds from our initial public offering, our existing cash resources and interest on these funds will be sufficient to meet our projected operating requirements for the next 24 months. Our future funding requirements will depend on many factors, including:

•	Testim market acceptance and sales growth;

•	third-party payor reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of commercializing any of our other product candidates;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

These factors could result in variations from our currently projected operating and liquidity requirements. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to borrow money or sell additional equity or debt securities. We may not be able to borrow money on commercially reasonable terms. Moreover, the terms of the sale of any equity or debt securities may not be acceptable to us and could result in substantial dilution of your investment. If we are unable to obtain this additional financing, we may be required to:

•	reduce the size or scope, or both, of our sales and marketing efforts for Testim or any of our future products;

•	delay or reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities;

•	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or

•	relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our common stock to decline.

Variations in our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. We are a relatively new company and our sales prospects are uncertain. We have been selling Testim, our only approved product, since the first quarter of 2003 and cannot predict with certainty the timing or level of sales of Testim in the future. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under these “Risk Factors,” specific factors that may cause fluctuations in our operating results include:

•	demand and pricing for Testim, including any change in wholesaler purchasing patterns or cost structures for our products or their services;

•	prescription levels relating to physician and patient acceptance of, and prescription costs for, Testim or any of our future products;

•	government or private healthcare reimbursement policies;

•	introduction of competing products, including generics;

•	any interruption in the manufacturing or distribution of Testim or any of our future products;

•	our operating expenses, many of which are relatively fixed;

•	timing and size of any new product or technology acquisitions we may complete;

•	variations in our rates of product returns, allowances and rebates and discounts; and

•	milestone payments.

Forecasting our revenues is further complicated by difficulties in estimating inventory levels at our wholesaler and chain drug store customers, prescription levels, the timing of purchases by wholesalers and retailers to replenish inventory and the occurrence and amount of product returns. As a result of these factors, we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

Changes in the expensing of stock options could result in unfavorable accounting charges or require us to change our compensation practices.

We rely heavily on stock options to compensate existing employees and attract new employees. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. Although the standards have not been finalized and the timing of a final statement has not been established, the Financial Accounting Standards Board has announced its support for recording expense for the fair value of stock options granted. If we were to change our accounting policy to record expense for the fair value of stock options granted and retroactively restate all prior periods presented, then our operating expenses would increase. We will continue to include various forms of equity in our compensation plans, such as stock options, restricted stock, and other forms of equity compensation allowed under our equity compensation plans. If accounting rules for stock options change, our reported losses could increase. If we do not reduce our reliance on stock options, our reported losses would increase.

Risks Related to Development of Our Product Candidates

We may not be able to develop product candidates into viable commercial products, which would impair our ability to grow and could cause a decline in the price of our stock.

The process of developing product candidates involves a high degree of risk and may take several years. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	clinical trials may show our product candidates to be ineffective or to have harmful side effects;

•	product candidates may fail to receive regulatory approvals required to bring the products to market;

•	manufacturing costs or other factors may make our product candidates uneconomical; and

•	the proprietary rights of others and their competing products and technologies may prevent our product candidates from being effectively commercialized.

Success in preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict.

In addition, developing product candidates is very expensive and will have a significant impact on our ability to generate profits. Factors affecting our product development expenses include:

•	our ability to raise any additional funds that we need to complete our trials;

•	the number and outcome of clinical trials conducted by us and/or our collaborators

•	the number of products we may have in clinical development;

•	in-licensing or other partnership activities, including the timing and amount of related development funding, license fees or milestone payments; and

•	future levels of our revenue.

Our product development efforts also could result in large and immediate write-offs, significant milestone payments, incurrence of debt and contingent liabilities or amortization of expenses related to intangible assets, any of which could negatively impact our financial results. Additionally, if we are unable to develop our product candidates into viable commercial products, we may remain reliant solely on Testim sales for our revenues, potentially limiting our growth opportunities.

If clinical trials for our product candidates are delayed, we would be unable to commercialize our product candidates on a timely basis, which would materially harm our business.

Clinical trials that we may conduct may not begin on time or may need to be restructured after they have begun. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining an investigational new drug exemption, or IND, or other regulatory approval to commence a clinical trial;

•	negotiating acceptable clinical trial agreement terms with prospective investigators or trial sites;

•	obtaining institutional review board, or equivalent, approval to conduct a clinical trial at a prospective site;

•	recruiting subjects to participate in a clinical trial;

•	competition in recruiting clinical investigators;

•	shortage or lack of availability of clinical trial supplies;

•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

•	the placement of a clinical hold on a study;

•	the failure of third-parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial.

Prior to commencing clinical trials in the U.S., we must have an effective IND for each of our product candidates. An IND has been filed for our Peyronie’s disease product candidate, however, INDs have not been filed for our androgen replacement film or our overactive bladder film product candidates. We will not be able to commence clinical trials in the U.S. for these product candidates until we file, and the FDA fails to object to, an IND for each candidate.

Our primary product candidates that are in development are our AA4500 product for the treatment of Peyronie’s disease, our androgen replacement film and our overactive bladder film. We believe that these product candidates have significant milestones to reach, including the successful filing of INDs for our androgen replacement film and our overactive bladder film, and completion of clinical trials for each product candidate, before commercialization. If we experience delays in or termination of clinical trials, our financial results and the commercial prospects for our product candidates will be adversely impacted. In addition, our product development costs would increase and our ability to generate additional revenue from new products could be impaired.

Adverse events in our clinical trials may force us to stop development of our product candidates or prevent regulatory approval of our product candidates, which could materially harm our business.

Patients participating in the clinical trials of our product candidates may experience serious adverse health events. A serious adverse health event includes death, a life-threatening condition, hospitalization, disability, congenital anomaly, or a condition requiring intervention to prevent permanent impairment or damage. The occurrence of any of these events could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA, or other regulatory authorities, denying approval of our product candidates for any or all targeted indications. An institutional review board or independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. Our product candidates may prove not to be safe for human use. Any delay in the regulatory approval of our product candidates could increase our product development costs and allow our competitors additional time to develop or market competing products. If our product candidates do not receive the necessary regulatory approval, we may remain reliant on sales of Testim as our sole source of revenue.

Our failure to successfully in-license or acquire additional technologies, product candidates or approved products would impair our ability to grow.

We intend to in-license, acquire, develop and market additional products and product candidates so that we are not solely reliant on Testim sales for our revenues. Because we have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products or technologies to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates, products and technologies. To date, we have in-licensed the formulation technology underlying Testim from Bentley, the transmucosal film technology underlying our androgen replacement film and overactive bladder film product candidates from PharmaForm and the enzyme underlying AA4500 from BioSpecifics Technologies.

We may not be able to successfully identify any other commercial products or product candidates to in-license, acquire or internally develop. Moreover, negotiating and implementing an economically viable acquisition is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of product candidates and approved products. We may not be able to acquire or in-license the rights to additional product candidates and approved products on terms that we find acceptable, or at all. If we are unable to in-license or acquire additional commercial products or product candidates we may be reliant solely on Testim sales for revenues. As a result, our ability to grow our business or increase our profits could be severely limited.

If we engage in any acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.

Since our inception, we have acquired the underlying technology for Testim and all of our product candidates through in-licensing arrangements. The underlying technology for Testim has been licensed from Bentley. The underlying technology for our androgen and overactive bladder film product candidates has been licensed from PharmaForm. AA4500, our product candidate for Peyronie’s disease, has been licensed from BioSpecifics Technologies. One of our strategies for business expansion is the acquisition of additional products and product candidates. We may attempt to acquire these product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. If we undertake an acquisition, the process of integrating any newly acquired business, technology, service or product into our existing operations could be expensive and time consuming and may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials. We may fund any future acquisition by issuing equity or debt securities, which could dilute your ownership percentage or limit our financial or operating flexibility as a result of restrictive covenants related to new debt. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed. If we are unable to acquire and successfully integrate product candidates through in-licensing or the acquisition of businesses, services or products, we may remain reliant solely on Testim sales for revenue. In pursuing our acquisition strategy, we have expended significant management time, consulting costs and legal expenses without consummating a transaction.

Risks Related to Regulatory Approval of Our Product Candidates

We are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

The testing, development and manufacturing and distribution of our products are subject to regulation by numerous governmental authorities in the U.S., Europe and elsewhere. These regulations govern or affect the testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, advertising and promotion of Testim and our product candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve products for marketing, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. In addition, the regulatory requirements relating to the manufacturing, testing, and promotion, marketing and distribution of our products may change from time to time. Such changes may increase our costs and adversely effect our operations.

Testosterone is listed by the U.S. Drug Enforcement Agency, or DEA, as a Schedule III substance under the Controlled Substances Act of 1970. The DEA classifies substances as Schedule I, II, III, IV or

V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Our transmucosal film product candidates may also involve the use of scheduled substances. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures. For example, all regular Schedule III drug prescriptions must be signed by a physician and may not be refilled. Furthermore, the amount of Schedule III substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand, if any.

Entities must be registered annually with the DEA to manufacture, distribute, dispense, import, export, and conduct research using controlled substances. State controlled substance laws also require registration for similar activities. In addition, the DEA requires entities handling controlled substances to maintain records and file reports, follow specific labeling and packaging requirements, and provide appropriate security measures to control against diversion of controlled substances. Failure to follow these requirements can lead to significant civil and/or criminal penalties and possibly even lead to a revocation of a DEA registration.

Products containing controlled substances may generate public controversy. As a result, these products may have their marketing rights or regulatory approvals withdrawn. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of our product candidates. For some scheduled substances, the FDA may require us to develop a comprehensive risk management program to reduce the inappropriate use of our products and product candidates, including the manner in which they are marketed and sold, so as to reduce the risk of improper patient selection and diversion or abuse of the product. Developing such a program in consultation with the FDA may be a time-consuming process and could delay approval of any of our product candidates. Such a program or delays of any approval from the FDA could increase our product development costs and may allow our competitors additional time to develop or market competing products.

Additionally, failure to comply with regulatory requirements that are applicable to Testim or our other product candidates may result in a variety of consequences, including the following:

•	restrictions on our products or manufacturing processes;

•	warning letters;

•	withdrawal of Testim or a product candidate from the market;

•	voluntary or mandatory recall of Testim or a product candidate;

•	fines against us;

•	suspension or withdrawal of regulatory approvals for Testim or a product candidate;

•	suspension or termination of any of our ongoing clinical trials of a product candidate;

•	refusal to permit to import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	denial of permission to file an application or supplement in a jurisdiction;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties against us.

If our product candidates are not demonstrated to be sufficiently safe and effective, they will not receive regulatory approval and we will be unable to commercialize them.

Other than Testim, all of our other product candidates are in preclinical or clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. An IND has been filed for our Peyronie’s disease product candidate, however, IND’s have not been filed for our transmucosal film product candidates. The regulatory approval process typically is extremely expensive, takes many years and the timing or likelihood of any approval cannot be accurately predicted.

As part of the regulatory approval process, we must conduct preclinical studies and clinical trials for each product candidate to demonstrate safety and efficacy. The number of preclinical studies and clinical trials that will be required varies depending on the product candidate, the indication being evaluated, the trial results and regulations applicable to any particular product candidate.

The results of preclinical studies and initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. We cannot assure you that the data collected from the preclinical studies and clinical trials of our product candidates will be sufficient to support FDA or other regulatory approval. In addition, the continuation of a particular study after review by an institutional review board or independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint.

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•	a product candidate may not be deemed to be safe or effective;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and

•	changes in their approval policies or adoption of new regulations may require additional clinical trials or other data.

Any delay in, or failure to receive, approval for any of our product candidates or the failure to maintain regulatory approval for Testim could prevent us from growing our revenues or achieving profitability.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

We are a relatively small company and we rely heavily on third-parties to conduct many important functions. As a pharmaceutical company, we are subject to a large body of legal and regulatory requirements. In addition, as a publicly traded company we are subject to significant regulations, some of which have either only recently been adopted or are currently proposals subject to change. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our common stock to decline, impede our ability to raise capital or lead to the de-listing of our stock.

Risks Related to Commercialization

If medical doctors do not prescribe our products or the medical profession does not accept our products, our ability to grow our revenues will be limited.

Our business is dependent on market acceptance of our products by physicians, healthcare payors, patients and the medical community. Medical doctors’ willingness to prescribe our products depends on many factors, including:

•	perceived efficacy of our products;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects in both clinical trials and commercial use;

•	availability of alternative treatments;

•	cost effectiveness;

•	effectiveness of our marketing strategy and the pricing of our products;

•	publicity concerning our products or competing products; and

•	our ability to obtain third-party coverage or reimbursement.

Even though we have received regulatory approval for Testim, and even if we receive regulatory approval and satisfy the above criteria for any of our other product candidates, physicians may not prescribe our products if we do not promote our products effectively. Factors that could affect our success in marketing our products include:

•	the effectiveness of our sales force;

•	the effectiveness of our production, distribution and marketing capabilities;

•	the success of competing products; and

•	the availability and extent of reimbursement from third-party payors.

If any of our products or product candidates fails to achieve market acceptance, we may not be able to market and sell the products successfully, which would limit our ability to generate revenue and could harm our business.

If testosterone replacement therapies are perceived to create or create health risks, our sales of Testim may decrease and our operations may be harmed.

Recent studies of female hormone replacement therapy products have reported an increase in health risks. As a result of such studies, some companies that sell or develop female hormone replacement products have experienced decreased sales of these products, and in some cases, a decline in the value of their stock. Publications have, from time to time, suggested potential health risks associated with testosterone replacement therapy. Potential health risks were described in a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed were fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, increased cardiovascular disease risk and the suppression of sperm production. It is possible that studies on the effects of TRT could demonstrate these or other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact Testim sales. In addition investors may become concerned about these issues and decide to sell our common stock. These factors could adversely affect our business and the price of our common stock.

Testim competes in a very competitive market, and if we are unable to compete effectively with the other companies that produce products for the treatment of urologic or sexual health disorders, our ability to generate revenues will be limited.

The primary competition for Testim is AndroGel, marketed by Solvay Pharmaceuticals. AndroGel was launched approximately three years before Testim and, according to IMS, has a much larger share of the testosterone gel market than we do and also accounted for approximately 58% of total testosterone prescriptions for the quarter ended June 30, 2004. Furthermore, Solvay is a much larger company than we are with greater resources and greater ability to promote its product through a larger sales force. Testim also competes with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a buccal tablet. Generally, Testim is more expensive than patches and injectables. AndroDerm is a transdermal testosterone patch marketed by Watson Pharmaceuticals. AndroDerm is the leading patch product and accounted for approximately 13% of total testosterone prescriptions for the quarter ended June 30, 2004. Many of our competitors, such as Solvay and Watson, have substantially greater financial, technical and human resources than we have. These resources may be used to more effectively develop, market or acquire products and technologies. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. In addition, our competitors are developing new testosterone treatment therapies.

The pharmaceutical industry is highly competitive. Our success will depend on our ability to acquire, develop and commercialize products and our ability to establish and maintain markets for Testim or any products for which we receive marketing approval. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies. Many of our competitors have substantially greater research and development capabilities and experience, and greater management, manufacturing, distribution, marketing and financial resources, than we do. Accordingly, our competitors may:

•	develop or license products or other novel technologies that are more effective, safer or less costly than Testim or product candidates that are being developed by us;

•	obtain regulatory approval for products before we do; or

•	commit more resources than we can to developing, marketing and selling competing products.

Other new treatments are being sought for TRT, including a new class of drugs called Selective Androgen Receptor Modulators, or SARMs. SARMs are in the early stages of development and their future impact on TRT is unknown.

Other pharmaceutical companies may develop generic versions of any products that we commercialize that are not subject to patent protection or other proprietary rights. For example, because the ingredients of Testim are commercially available to third-parties, it is possible that competitors may design formulations, propose dosages or develop methods of administration that would be outside the scope of the claims of one or more, or of all, of the patent rights that we in-license. This would enable their products to effectively compete with Testim. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products. Increased competition from the sale of competing generic pharmaceutical products could cause a material decrease in revenue from our products.

We are aware of at least two companies, Watson and Par Pharmaceutical, that have filed abbreviated new drug applications, or ANDAs, with the FDA to be approved as generics of AndroGel. Solvay has filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. The approval of either or both of these ANDAs would result in increased competition for Testim at lower prices.

If third-party payors do not reimburse customers for Testim or any of our product candidates that are approved for marketing, they might not be used or purchased, and our revenues and profits will not grow.

Our revenues and profits depend heavily upon the availability of coverage and reimbursement for the use of Testim, and any of our product candidates that are approved for marketing, from third-party healthcare and state and federal government payors, both in the U.S. and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Since reimbursement approval for a product is required from third-party and government payors, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products or at all. Once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. To date, we have not experienced any problems with third-party payors. This does not mean that we will not experience any problems with third-party payors in the future.

International commercialization of Testim and our product candidates faces significant obstacles.

As with Testim, we may plan to commercialize some of our product candidates internationally through collaborative relationships with foreign partners. We have limited foreign regulatory, clinical and commercial resources. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future collaborations with foreign partners may not be effective or profitable for us.

Healthcare reform measures could adversely affect our business.

The business and financial condition of pharmaceutical companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of healthcare. In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the U.S., pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the U.S. to continue. The pendency or approval of such proposals could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

The commercialization of Testim and the clinical testing and, if approved, commercialization of our product candidates involves significant exposure to product liability claims. We have clinical trial and product liability insurance that covers Testim and the clinical trials of our other product candidates that we believe is adequate in both scope and amount and has been placed with what we believe are reputable insurers. We are self-insured for the first $1.0 million of liability under these policies. Our product liability policies have been written on a claims-made basis. If any of our product candidates are approved for marketing, we may seek additional coverage. We cannot predict all of the adverse health events that Testim or our product candidates may cause. As a result, our current and future coverages may not be adequate to protect us from all the liabilities that we may incur. If losses from product liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources. Whether or not we were ultimately successful in product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. We may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If we are required to pay a product liability claim, we may not have sufficient financial resources and our business and results of operations may be harmed.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

Our research and development activities and our commercial product, Testim, involve the use of testosterone and large amounts of alcohol which are classified as hazardous materials and chemicals. AA4500 is a biologic product. Biologic products may present a manufacturing health hazard due to risk of infection with the bacterial cell line used to produce the product or with potential viral contamination with the fermentation. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business and financial condition. To our knowledge, we have not been the subject of any investigation by any agency or authority for failure to comply with any rules or regulations applicable to hazardous materials or chemicals. We do not maintain specific insurance for the handling of biological, hazardous and radioactive materials. We have contracts with third-party providers for the storage and disposal of hazardous waste and believe that any claims against us in these areas would be the responsibility of these third-parties. However, we may be held responsible for these claims despite the fact that we have contracted with third-parties for the storage and disposal of hazardous waste. If we are exposed to these types of claims, we could be held responsible for liabilities that exceed our financial resources, which could severely affect our operations.

Risks Related to Our Dependence on Third-Party Manufacturers and Service Providers

Since we rely on third-party manufacturers and suppliers, we may be unable to control the availability or cost of manufacturing our products, which could adversely affect our results of operations.

We do not manufacture Testim or any of our product candidates and have no current plan to develop any capacity to do so. We have contracted with DPT Laboratories to manufacture Testim. We will rely on BioSpecifics Technologies to manufacture AA4500 for clinical and commercial supply, however, we have the right to qualify a back-up supplier as well. We plan to contract with one or more third-party manufacturers to manufacture our transmucosal film product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment. DPT Laboratories or any other third-party manufacturer may encounter difficulties in production. These problems may include:

•	difficulties with production costs and yields;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

DPT may not perform as agreed or may terminate its agreement with us, which would adversely impact our ability to produce and sell Testim.

We do not have alternative manufacturing plans in place at this time. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is extremely limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for manufacturing on acceptable terms, if at all.

Any of these factors could increase our costs and result in us being unable to effectively commercialize our products. Furthermore, if DPT or any other third-party manufacturer fails to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, we may be unable to meet the demand for our products and we may lose potential revenues.

We rely on a single source supplier and a limited number of suppliers for two of the primary ingredients for Testim and the loss of any of these suppliers could prevent us from selling Testim, which would materially harm our business.

We rely on third-party suppliers for our supply of testosterone and pentadecalactone, or CPD, two key ingredients of Testim. Testosterone is available to us from only two sources. We rely exclusively on one outside source for our supply of CPD. We do not have any agreements with these suppliers regarding these key ingredients. If either of the two sources that produce testosterone stops manufacturing it, or if we are unable to procure testosterone on commercially favorable terms, we may be unable to continue to produce or sell Testim on commercially viable terms, if at all. In addition, if our third-party source of CPD stops manufacturing pharmaceutical grade CPD, or does not make CPD available to us on commercially favorable terms, we may be unable to continue to produce or sell Testim on commercially viable terms, if at all. Furthermore, the limited number of suppliers of testosterone and CPD may provide such companies with greater opportunity to raise their prices. Any increase in price for testosterone or CPD may reduce our gross margins.

Due to our reliance on contract research organizations or other third-parties to assist us in conducting clinical trials, we are unable to directly control all aspects of our clinical trials.

Currently, we rely in part on three third-parties to conduct our clinical trials for the expansion of Testim and the development of our product candidates. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;

•	experience regulatory compliance issues; or

•	undergo changes in priorities or may become financially distressed.

These factors may adversely affect their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Our contracts with the contract research organizations on which we currently rely are each terminable upon 30-days prior written notice. If we must replace any of these contract research organizations or any other contract research organization we may use in the future to conduct our clinical trials, our trials may have to be suspended until we find another contract research organization that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the commercialization of our product candidates or may cause us to incur significant expenses to replicate data that may be lost. Although we do not believe that the contract research organizations on which we rely offer services that are not available elsewhere, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost. Any delay in or inability to complete our clinical trials could significantly compromise our ability to secure regulatory approval of the relevant product candidate and preclude our ability to commercialize the product, thereby limiting our ability to generate revenue from the sales of products other than Testim, which may result in a decrease in our stock price.

Our third-party manufacturers are subject to regulatory oversight, which may delay or disrupt our development and commercialization efforts.

Third-party manufacturers of our products or product candidates must ensure that all of the processes, methods and equipment are compliant with the current Good Manufacturing Practices, or cGMP, and conduct extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance by third-party manufacturers with cGMP requires record keeping and quality control to assure that the product meets applicable specifications and other requirements. Manufacturing facilities are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies, third-party manufacturers could be required to take remedial actions, stop production or close the facility, which would disrupt the manufacturing processes and limit the supplies of Testim or our product candidates. If they fail to comply with these requirements, we also may be required to curtail the clinical trials of our product candidates, which are also supplied by these manufacturers, and may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them.

Approximately 75% of our product shipments are to only three wholesalers; if any of these wholesalers refuse to distribute Testim on commercially favorable terms, or at all, our business will be adversely affected.

We sell Testim to wholesale drug distributors who generally sell products to retail pharmacies, hospitals and other institutional customers. We do not promote Testim to these wholesalers, and they do not determine Testim prescription demand. However, approximately 75% of our product shipments are to only three wholesalers: Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation. Our business would be harmed if any of these wholesalers refused to distribute Testim or refuse to purchase Testim on commercially favorable terms to us.

It is possible that wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable.

If we are unable to grow our sales, marketing or distribution capabilities or enter into agreements with third-parties to perform some of these functions, we will not be able to grow our business.

As an organization, we have a limited history in sales, marketing and distribution. To directly market and distribute Testim or any of our product candidates which receive regulatory approval, we must continue to enhance our sales and marketing efforts. For our direct sales efforts, we will need to hire additional salespeople in order to grow and to manage any turnover that occurs in our sales force. For some market opportunities, we may need to enter into co-promotion or other licensing arrangements with pharmaceutical or biotechnology firms in order to increase the commercial success of our products. We may not be able to grow our direct sales, marketing and distribution capabilities or enter into co-promotion or similar licensing arrangements with third-parties in a timely manner, or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third-parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

Risks Related to Intellectual Property

If we breach any of the agreements under which we license commercialization rights to products or technology from others, we could lose license rights that are critical to our business.

We are a party to a number of license agreements by which we have rights to use the intellectual property of third-parties that are necessary for us to operate our business. In particular, we have obtained the exclusive right to develop and commercialize Testim pursuant to a license agreement with Bentley Pharmaceuticals. Bentley may unilaterally terminate the agreement if we fail to make payments under this agreement and this failure continues for a period of 30 days following written notice to us by Bentley. If the agreement is properly terminated by Bentley, we may not be able to manufacture or sell Testim.

Additionally, we have obtained exclusive rights to make and sell products that are used for hormone replacement or that are used to treat any type of urologic disorder incorporating PharmaForm’s oral transmucosal film technology. This agreement continues for the life of the licensed patent rights. Either party may terminate this agreement under certain events of bankruptcy or insolvency by the other party. PharmaForm may unilaterally terminate this agreement if:

•	we fail to make payments under this agreement and this failure continues for a period of 30 days following written notice to us by PharmaForm; or

•	we fail to initiate clinical trials within two years of availability of final formulation in quantities adequate for clinical testing and associated documentation for clinical trials.

If our agreement with PharmaForm is properly terminated by PharmaForm, we may not be able to execute our strategy to develop, manufacture or sell transmucosal film products. To the extent that unpatented PharmaForm trade secrets are necessary for the manufacture of the oral transmucosal product candidates, our license to such trade secrets would expire with the expiration of the licensed patents in 2020 or later and potentially impair our continued commercialization of our oral transmucosal product candidates thereafter.

We have also obtained exclusive worldwide rights from BioSpecifics Technologies to develop, market and sell products other than dermal formulations labelled for topical administration, where the products contain BioSpecifics Technologies’ enzyme for the treatment of Peyronie’s disease and Dupuytren’s disease. We may expand the agreement, at our option, to license products which contain BioSpecifics Technologies’ enzyme for other indications, excluding dermal formulations labelled for topical administration, as they are developed by BioSpecifics Technologies or by us. This agreement continues on a product by product and country by country basis until the later of:

•	the last to expire valid claim of a patent covering such product;

•	the expiration of the regulatory period conveyed by orphan drug designation with respect to such product; and

•	12 years.

Upon expiration of the agreement pursuant to the preceding sentence, we will have a fully paid-up license to the products developed under the agreement. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country by country basis, on an indication by indication basis, or on a product by product basis, at any time upon 90 days prior written notice to BioSpecifics Technologies. If this agreement is properly terminated by BioSpecifics Technologies, we may not be able to execute our strategy to develop and commercialize our Peyronie’s disease product candidate or to develop and commercialize future product candidates utilizing BioSpecifics Technologies’ enzyme.

We expect to enter into additional licenses in the future. These licenses may impose various development, commercialization, funding, royalty, diligence or other obligations on us. If we breach any of these obligations, the licensor may have the right to terminate the license or render the license non-exclusive, which could make it impossible for us to develop, manufacture or sell the products covered by the license.

Disputes may arise with respect to our licensing agreements regarding manufacturing, development and commercialization of any products relating to our in-licensed intellectual property, including Testim.

These disputes could lead to delays in or termination of the development, manufacture and commercialization of Testim or our product candidates or to litigation.

We have only limited patent protection for Testim and our product candidates, and we may not be able to obtain, maintain and protect proprietary rights necessary for the development and commercialization of Testim or our product candidates.

Our business and competitive positions are dependent upon our ability to obtain and protect our proprietary position for Testim and our product candidates in the U.S., Europe and elsewhere. Because of the substantial length of time and expense associated with development of new products, we, along with the rest of the biopharmaceutical industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our and our licensors’ patents and patent applications may not protect our technologies and products because, among other things:

•	there is no guarantee that any of our or our licensors’pending patent applications will result in issued patents;

•	we may develop additional proprietary technologies that are not patentable;

•	there is no guarantee that any patents issued to us, our collaborators or our licensors will provide us with any competitive advantage or cover our product candidates;

•	there is no guarantee that any patents issued to us or our collaborators or our licensors will not be challenged, circumvented or invalidated by third-parties; and

•	there is no guarantee that any patents previously issued to others or issued in the future will not have an adverse effect on our ability to do business.

We attempt to protect our intellectual property position by filing or obtaining licenses to patent applications and, where appropriate, patent applications in other countries related to our proprietary technology, inventions and improvements that are important to the development of our business. Currently, neither Testim nor our product candidates are covered by composition of matter patents. Our BioSpecifics Technologies product candidate is covered by a method of use patent. Our PharmaForm transmucosal film product candidates are covered by a formulation patent in the U.S. only. This patent expires in 2020. Testosterone, the active ingredient in Testim, is off-patent and is included in competing TRT products. The U.S. patent that we license from Bentley covers the formulation of Testim and expires in June 2008. The European patents that we license from Bentley for Testim expire in 2006. Bentley has filed a new patent application in the U.S., Europe and Japan which, if issued, could provide additional patent protection for Testim. AA4500 licensed from BioSpecifics Technologies is covered by two method of use patents in the U.S., one for the treatment of Peyronie’s disease and one for the treatment of Dupuytren’s disease. The Peyronie’s patent expires in 2019 and the Dupuytren’s patent expires in 2014. Both patents are limited to the use of AA4500 for the treatment of Peyronie’s disease and Dupuytren’s disease with certain dose ranges and/or concentration ranges. Currently there is not enough data to establish whether any ultimate approved product for Peyronie’s disease or Depuytren’s disease will be covered by these patents. Foreign patents and pending applications may also cover these products in certain countries depending upon the concentration and dosage ranges of such products. Some countries will not grant patents on patent applications that are filed after the public sale or disclosure of the material claimed in the patent application. The U.S., by contrast, allows a one year grace period after public disclosure in which to file a patent application. Because the European patent application was filed after Testim went on the market in the U.S., our ability to obtain additional patent protection outside of the U.S. may be limited.

The standards that the U.S. Patent and Trademark Office, or USPTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Limitations on patent protection in some countries outside the U.S., and the differences in what constitutes patentable subject matter in these countries, may limit the protection we seek outside of the U.S. For example, methods of treating humans are not patentable subject matter in many countries outside of the U.S. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the U.S. In determining whether or not to seek a patent or to license any patent in a particular foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential of our product candidates in the jurisdiction, and the scope and enforceability of patent protection afforded by the law of the jurisdiction. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or others.

We intend to seek patent protection whenever it is available for any products or product candidates we acquire in the future. However, any patent applications for future products may not issue as patents, and any patent issued on such products may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued on products we may acquire in the future may not be sufficiently broad to prevent third-parties from commercializing competing products. If we fail to obtain adequate patent protection for our products, our ability to compete could be impaired.

Technology in-licensed by us is important to our business. We may not control the patent prosecution, maintenance or enforcement of some of our in-licensed technology. Accordingly, we may be unable to exercise the same degree of control over this intellectual property as we would over our internally developed intellectual property. For example, in-licensed patents for which our rights are limited to a particular field of use could be or become licensed in other fields to other licensees and, therefore, become subject to enforcement by such other licensees without our participation. Consequently, such licensed patents could be held invalid or unenforceable or could have claims construed in a manner adverse to our interests in litigation, which we would not control or to which we would not be a party. If any of the intellectual property rights of our licensors is found to be invalid, this could have a material adverse impact on our operations.

The Dupuytren’s patent will be the subject of a reexamination proceeding or a reissue application in the USPTO for the purpose of submitting prior art that was not previously submitted during the prosecution of the Dupuytren’s patent. As a result, the patent may not be allowed by the USPTO, and therefore, may not be valid and enforceable.

If we are not able to protect and control unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm. We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. However, trade secrets are difficult to protect. To maintain the confidentiality of trade secrets and proprietary information, we generally seek to enter into confidentiality agreements with our employees, consultants and collaborators upon the commencement of a relationship with us. However, we may not obtain these agreements in all circumstances. Nor can we guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, or that we will have an adequate remedy for any such breach. In addition, adequate remedies may not exist in the event of unauthorized use or disclosure of this information. Others may have developed, or may develop in the future, substantially similar or superior know-how and technology. The loss or exposure of our trade secrets, know-how and other proprietary information, as well as independent development of similar or superior know-how, could harm our operating results, financial condition and future growth prospects. Many of our employees and consultants were, and many of our consultants may currently be, parties to confidentiality agreements with other companies. Although our confidentiality agreements with these employees and consultants require that they do not bring to us, or use without proper authorization, any third-party’s proprietary technology, if they violate their agreements, we could suffer claims or liabilities.

We may have to engage in costly litigation to enforce or protect our proprietary technology or to defend challenges to our proprietary technology by our competitors, which may harm our business, results of operations, financial condition and cash flow.

The pharmaceutical field is characterized by a large number of patent filings involving complex legal and factual questions, and, therefore, we cannot predict with certainty whether our licensed patents will be enforceable. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes that compete with or are similar to ours. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Litigation may be necessary to protect our proprietary rights, and we cannot be certain that we will have the required resources to pursue litigation or otherwise to protect our proprietary rights.

Our ability to market our products may be impaired by the intellectual property rights of third-parties.

Our commercial success will depend in part on not infringing the patents or proprietary rights of third-parties. We are aware of competing intellectual property relating to the testosterone gel market. While we currently believe we have freedom to operate in the testosterone gel market, others may challenge our position in the future. We are also aware of at least one third-party patent relating to BioSpecifics Technologies’ enzyme which may impair BioSpecifics Technologies’ freedom to operate in the manufacture of AA4500. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights.

Third-parties could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or products. A third-party might request a court to rule that the patents we in-license are invalid or unenforceable. In such a case, even if the validity or enforceability of those patents were upheld, a court might hold that the third-party’s actions do not infringe the patent we in-license thereby, in effect, limiting the scope of our patent rights. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. However, there can be no assurance that any such license will be available on acceptable terms or at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.

We may not be able to obtain or maintain orphan drug exclusivity for our product candidates for the treatment of urologic and sexual health disorders, and our competitors may obtain orphan drug exclusivity prior to us, which could significantly harm our business.

Some jurisdictions, including Europe and the U.S., may designate drugs for relatively small patient populations as orphan drugs. The FDA granted orphan drug status to our product candidate in the U.S. for the treatment of Peyronie’s disease, and we plan on filing an application with the FDA requesting a transfer of the orphan drug designation from the current holder to us. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and specific tax credits in the U.S. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to 10 years in Europe and for a period of seven years in the U.S. Obtaining orphan drug designations and orphan drug exclusivity for our product candidates for the treatment of urologic and sexual health disorders, including Peyronie’s disease, may be critical to the success of these product candidates. Our competitors may obtain orphan drug exclusivity for products competitive with our product candidates before we do, in which case we would be excluded from that market. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, even if we obtain orphan drug exclusivity for any of our product candidates, a viable commercial market may never develop and we may never derive any meaningful revenues from the sales of these products.

If Testim or our future products or product candidates infringe the intellectual property of our competitors or other third-parties, we may be required to pay license fees or cease these activities and pay damages, which could significantly harm our business.

Even if we have our own patents which protect our products, Testim and our product candidates may nonetheless infringe the patents or violate the proprietary rights of third-parties. In these cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to sell and use Testim and develop and commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third-parties on acceptable terms, or at all. Even if we were able to obtain rights to a third-party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property.

Third-parties may assert patent or other intellectual property infringement claims against us, or our licensors or collaborators, with respect to technologies used in potential product candidates. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. We may not have sufficient resources to effectively litigate these claims. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from business operations. In addition, any patent claims brought against our licensors or collaborators could affect their ability to carry out their obligations to us.

Furthermore, if a patent infringement suit were brought against us, or our licensors or collaborators, the development, manufacture or potential sale of product candidates claimed to infringe a third-party’s intellectual property may have to cease or be delayed. Ultimately, we may be unable to commercialize one or more of our product candidates, our patent claims may be substantially limited or may have to cease some portion of our operations as a result of patent infringement claims, which could severely harm our business.

Risks Related to Employees and Growth

If we are not able to retain our current senior management team or attract and retain qualified scientific, technical and business personnel, our business will suffer.

We are dependent on the members of our management team, in particular, our chief executive officer, Gerri Henwood, for our business success. In addition, an important element of our strategy is to leverage the development, regulatory and commercialization expertise of our current management, including Ms. Henwood, in our development activities. Our employment agreements with our executive officers are terminable on short notice or no notice. The loss of any one of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of Testim or our product candidates. We currently carry a $1.0 million key-man life insurance policy on the life of each of Ms. Henwood, our Chief Executive Officer and Ms. Hollingsworth, our Executive Vice President, Secretary and General Counsel.

To grow we will need to hire a significant number of qualified commercial, scientific and administrative personnel. However, there is intense competition for human resources, including management in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful commercialization of Testim and the development and commercialization of our product candidates. As we grow, the inability to attract new employees when needed or to retain existing employees could severely limit our growth and harm our business.

Our operations may be impaired unless we can successfully manage our growth.

Our number of employees has increased from 61 as of December 31, 2002 to 151 as of June 30, 2004. In order to continue to expand Testim’s sales and commercialize additional product candidates, we currently anticipate that we will need to add between 30 and 50 additional managerial, selling, operational, financial and other employees to our existing departments over the next two years. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. Moreover, higher than expected market growth of Testim, as well as the development and commercialization of our other product candidates, could accelerate our hiring needs beyond our current expectations. To manage further growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls, and hire, train and manage additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our direct sales force consists of relatively newly hired employees. Turnover in our direct sales force or marketing team could adversely affect Testim and future product sales growth.

Risks Related to Stock Market Price

Our stock price is likely to be volatile, and the market price of our common stock may drop below the current price.

Prior to our recent initial public offering, there has been no public market for our common stock.

Market prices for securities of pharmaceutical, biotechnology and specialty pharmaceutical companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	Testim market acceptance and sales growth;

•	developments concerning therapies that compete with Testim in the treatment of hypogonadism;

•	our ability to manufacture any products to commercial standards;

•	results of our clinical trials;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the U.S. and foreign countries;

•	developments or disputes concerning our patents or other proprietary rights;

•	public concern over our drugs;

•	litigation involving our company or our general industry or both;

•	future sales of our common stock;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	departure of key personnel;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.

If any of these risks occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

A significant portion of our total outstanding common stock is restricted from resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 10, 2004, we have 20,603,727 shares of common stock outstanding. This includes the 5,500,000 shares of common stock that we sold in our initial public offering, which may be resold in the public market immediately. The remaining 15,103,727 shares, or 73.3% of our outstanding common stock are currently restricted as a result of securities laws or lock-up agreements. However, the underwriters of our initial public offering can waive the provisions of these lock-up agreements and allow these stockholders to sell their shares at any time. Immediately after the expiration of the 180-day lock-up period, 8,769,943 shares will be freely tradeable under Rule 144(k) and 6,187,610 shares will be eligible for resale under Rule 144, subject to volume limitations.

Holders of 14,058,482 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, holders of outstanding warrants representing the right to purchase approximately 1,732,676 shares of our common stock have these same rights with respect to the underlying common stock upon exercise of these warrants. We registered all shares of common stock that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, subject to lock-up agreements.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, restricted cash, trade accounts receivable, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. The maximum allowable duration of a single issue is three months.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. All our cash and cash equivalents at June 30, 2004, amounting to approximately $20.9 million, were maintained in bank demand accounts. We believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

Transactions relating to Auxilium UK, Limited are recorded in pounds sterling. Upon consolidation of this subsidiary into our consolidated financial statements, we translate the balance sheet monetary asset and liability accounts to the U.S. dollar based on exchange rates as of the balance sheet date; balance sheet non-monetary asset and liability accounts are translated into the U.S. dollar at historical exchange rates; and all statements of operations and cash flows amounts are translated into the U.S. dollar at the average exchange rates for the period. Exchange gains or losses resulting from the translation are included as a separate component of stockholders’ deficit. In addition, we conduct clinical trials in foreign countries, exposing us to cost increases if the U.S. dollar declines in value compared to other currencies. We do not hedge our foreign exchange risks. We believe an immediate 10% change in exchange rates would not be material to our financial condition or results of operations.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

None.

Item 2:	Changes in Securities and Use of Proceeds

Sales of Unregistered Securities

During the three month period ended June 30, 2004, we issued and sold 7,500 shares of our common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), to certain of our service providers upon the exercise of options for cash consideration with an aggregate exercise price of $23,750. During the same period, we granted options to purchase 12,700 shares of common stock at an exercise price of $12.50 per share to certain of our employees and service providers under our 2000 Equity Compensation Plan. No underwriters were involved in the foregoing stock or option issuances. The issuance of these securities was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.

Use of Proceeds

On July 28, 2004, we closed the sale of 5,500,000 shares of our common stock in our IPO. The registration statement on Form S-1 (File No. 333-114685), we filed to register our common stock in the offering was declared effective by the SEC on July 23, 2004. Our IPO commenced as of July 23, 2004 and did not terminate before any securities were sold. The offering has been completed and all shares were sold at an initial price per share of $7.50. The aggregate purchase price of the offering amount registered was $41.2 million. The Company had granted the underwriters a 30-day option to purchase up to an additional 825,000 shares of common stock from the Company to cover over-allotments, if any. This option has not yet been exercised.

The managing underwriters for the offering were Deutsche Bank Securities, Inc., Piper Jaffray & Co. and Thomas Weisel Partners LLC. We incurred expenses in connection with the offering of $4.6 million, which consisted of direct payments of: (i) $1.6 million in legal, accounting and printing fees; (ii) $2.9 million in underwriters’ discounts, fees and commissions; and (iii) $100,000 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to: (i) any of our directors, officers or their associates; (ii) any person(s) owning 10% or more of any class of our equity securities; or (iii) any of our affiliates.

After deducting expenses of the offering, we received net offering proceeds of approximately $36.6 million. The proceeds have been invested into short-term investment-grade securities and money market accounts.

None of the net proceeds were directly or indirectly paid to: (i) any of our directors, officers or their associates; (ii) any person(s) owning 10% or more of any class of our equity securities; or (iii) any of our affiliates.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

On April 12, 2004, our stockholders, by means of written consent in lieu of a meeting, approved and adopted an amendment to our Fourth Restated Certificate of Incorporation (1) increasing the number of directors that constitute our board of directors from seven to eight, (2) increasing the number of members of our board of directors that the holders of at least a majority of our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, voting together as a single, separate class, are entitled to elect from two to three and (3) electing Edwin A. Bescherer, Jr. to fill the newly created vacancy resulting from the increase in the size of our board of directors as set forth in clause (1). We received written consents from stockholders representing 627,668 out of 942,708 shares of common stock, 8,333,332 out of 8,771,928 shares of Series A Preferred Stock, 21,604,888 out of 22,404,888 shares of Series B Preferred Stock, 7,566,669 out of 10,283,336 shares of Series C Preferred Stock and 28,411,606 out of 28,752,365 shares of Series D Preferred Stock, outstanding as of April 12, 2004.

On June 21, 2004, our stockholders, by means of written consent in lieu of a meeting, approved and adopted (1) an amendment to our Fourth Restated Certificate of Incorporation to (a) revise the definition of Qualified Public Offering therein and (b) effect a one-for-five reverse stock split of our common stock, (2) the 2004 Equity Compensation Plan with 600,000 shares of our common stock authorized for issuance thereunder, (3) our Fifth Restated Certificate of Incorporation to become effective only upon the closing of our initial public offering, (4) the merger of our 2000 Equity Compensation Plan with and into our 2004 Equity Compensation Plan and the amendment to our 2004 Equity Compensation Plan increasing the number of shares authorized for issuance under the combined 2004 Equity Compensation Plan to 2,845,450 upon the closing of our initial public offering, and (5) the 2004 Employee Stock Purchase Plan with 200,000 shares authorized for issuance thereunder. We received written consents from stockholders representing 735,596 out of 942,708 shares of common stock, 8,771,928 out of 8,771,928 shares of Series A Preferred Stock, 22,404,888 out of 22,404,888 shares of Series B Preferred Stock, 10,283,336 out of 10,283,336 shares of Series C Preferred Stock and 28,592,365 out of 28,752,365 shares of Series D Preferred Stock, outstanding as of June 21, 2004.

Item 5:	Other Information

None.

Item 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

3.1	Fifth Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.

10.1	Employment Agreement, dated June 5, 2004, between Geraldine A. Henwood and the Registrant (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.2	Employment Agreement, dated April 21, 2004, between Jane H. Hollingsworth and the Registrant (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.3	Employment Agreement, dated April 19, 2004, between Cornelius H. Lansing II and the Registrant (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.4	Employment Agreement, dated April 21, 2004, between Terri B. Sebree and the Registrant (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.5	Employment Agreement, dated April 19, 2004, between Dr. Jyrki Mattila and the Registrant (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.6	Employment Agreement, dated June 1, 2004, between Robert S. Whitehead and the Registrant (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.7*	Development and License Agreement, dated June 3, 2004, by and between BioSpecifics Technologies Corp. and the Registrant (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.8	Amendment, dated April 19, 2004, to License Agreement between Formulation Technologies, L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.9	Amendment No. 2, dated June 17, 2004, to License Agreement between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.10	Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.11	Registrant’s 2004 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

31.1	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, and Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted and has been filed separately with the SEC pursuant to a confidential treatment request.

(b)	The Company did not file any reports on Form 8-K during the three months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

/s/ GERRI A. HENWOOD
Gerri A. Henwood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2004

AUXILIUM PHARMACEUTICALS, INC.

/s/ CORNELIUS H. LANSING II
Cornelius H. Lansing II
Chief Financial Officer and Executive Vice President, Commercial Logistics
(Principal Financial and Accounting Officer)

Date: August 13, 2004

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fifth Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.

10.1	Employment Agreement, dated June 5, 2004, between Geraldine A. Henwood and the Registrant (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.2	Employment Agreement, dated April 21, 2004, between Jane H. Hollingsworth and the Registrant (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.3	Employment Agreement, dated April 19, 2004, between Cornelius H. Lansing II and the Registrant (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.4	Employment Agreement, dated April 21, 2004, between Terri B. Sebree and the Registrant (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.5	Employment Agreement, dated April 19, 2004, between Dr. Jyrki Mattila and the Registrant (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.6	Employment Agreement, dated June 1, 2004, between Robert S. Whitehead and the Registrant (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.7*	Development and License Agreement, dated June 3, 2004, by and between BioSpecifics Technologies Corp. and the Registrant (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.8	Amendment, dated April 19, 2004, to License Agreement between Formulation Technologies, L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.9	Amendment No. 2, dated June 17, 2004, to License Agreement between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.10	Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.11	Registrant’s 2004 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

31.1	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, and Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted and has been filed separately with the SEC pursuant to a confidential treatment request.