Form 10-Q
period 2004-09-30
AUXILIUM PHARMACEUTICALS INC
filed 2004-11-05
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(610) 239-8850

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 3, 2004, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 20,607,711.

AUXILIUM PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$50,901	$28,446
Restricted cash	—	9,500
Accounts receivable, trade	3,784	1,775
Accounts receivable, other	800	—
Inventories	4,804	5,377
Prepaid expenses and other current assets	2,189	1,965

Total current assets	62,478	47,063
Property and equipment, net	2,260	2,016
Other assets	533	680

Total assets	$65,271	$49,759

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable, current portion	$424	$9,875
Accounts payable	2,038	1,925
Accrued expenses	7,179	5,613
Deferred revenue, current portion	4,408	4,286

Total current liabilities	14,049	21,699

Notes payable, long-term portion	297	577

Deferred revenue, long-term portion	8,100	—

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.01 par value per share; authorized none and 78,926,856 shares at September 30, 2004 and December 31, 2003, respectively; issued and outstanding none and 70,212,517 shares at September 30, 2004 and December 31, 2003, respectively (liquidation value of $96,560 at December 31, 2003)	—	93,287

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 and 18,400,000 shares at September 30, 2004 and December 31, 2003, respectively; issued and outstanding 20,601,186 and 935,071 shares at September 30, 2004 and December 31, 2003, respectively	206	9
Additional paid-in capital	135,634	5,121
Accumulated deficit	(92,340)	(70,739)
Deferred compensation	(652)	(57)
Notes receivable from stockholders	(17)	(107)
Accumulated other comprehensive loss	(6)	(31)

Total stockholders’ equity (deficit)	42,825	(65,804)

Total liabilities and stockholders’ equity (deficit)	$65,271	$49,759

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues	$7,157	$2,893	$19,410	$4,515

Operating expenses:
Cost of goods sold	1,979	1,085	5,764	2,250
Research and development	4,899	1,893	12,083	5,287
Selling, general, and administrative	7,831	7,088	22,783	18,485

	14,709	10,066	40,630	26,022

Loss from operations	(7,552)	(7,173)	(21,220)	(21,507)
Interest income (expense), net	81	(394)	(381)	(622)
Other income	—	—	—	1,722

Net loss	(7,471)	(7,567)	(21,601)	(20,407)
Accretion of redeemable convertible preferred stock	(57)	(113)	(395)	(339)
Deemed dividend to warrant holders	—	—	(173)	—
Dividends accrued on redeemable convertible preferred stock	—	(1,204)	—	(3,573)

Net loss applicable to common stockholders	$(7,528)	$(8,884)	$(22,169)	$(24,319)

Basic and diluted net loss per common share	$(0.51)	$(17.99)	$(3.95)	$(49.52)

Weighted average common shares outstanding	14,856,088	493,836	5,609,911	491,074

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(21,601)	$(20,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,010	352
Stock-based compensation	128	12
Interest income accrued on notes receivable from stockholders	(2)	(4)
Unrealized gain on available for sale cash equivalents	30	—
Changes in operating assets and liabilities:
Accounts receivable	(2,809)	(983)
Inventories	573	(3,471)
Prepaid expenses and other current assets	(199)	(300)
Accounts payable and accrued expenses	1,675	2,125
Deferred revenue	8,222	3,458

Net cash used in operating activities	(12,973)	(19,218)

Cash flows from investing activities:
Purchases of property and equipment	(688)	(561)
Payment for other assets	—	(504)

Net cash used in investing activities	(688)	(1,065)

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of transaction costs	36,528	—
Net borrowings (repayments) under lines of credit, net of transaction costs	(9,548)	7,933
Movement in restricted cash to secure borrowings	9,500	—
Proceeds from Series B warrants exercised	100	—
Proceeds from debt financings, net of transaction costs	—	1,091
Payments on debt financings	(625)	(71)
Proceeds from exercise of common stock options	72	18
Collection of notes receivable from stockholders	92	—

Net cash provided by financing activities	36,119	8,971

Effect of exchange rate changes on cash	(3)	(1)

Increase (decrease) in cash and cash equivalents	22,455	(11,313)
Cash and cash equivalents, beginning of period	28,446	12,221

Cash and cash equivalents, end of period	$50,901	$908

Non-cash items:
Conversion of preferred stock into common stock	$93,782	$—
Grant of restricted stock to employees	701	—
Accretion of preferred stock redemption value	395	339
Accrual of preferred dividends	—	3,573
Deemed dividend to warrant holders	173	—
Issuance of warrants in connection with debt	—	1,008
Issuance of note payable for payment of insurance premium	421	—

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2004

(In thousands, except share amounts)

(Unaudited)

			Stockholders’ Equity (Deficit)
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Deferred compensation	Notes receivable from stockholders	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2004	70,212,517	$93,287	935,071	$9	$5,121	$(70,739)	$(57)	$(107)	$(31)	$(65,804)
Accretion of preferred stock	—	395	—	—	(395)	—	—	—	—	(395)
Exercise of common stock options	—	—	16,862	—	72	—	—	—	—	72
Exercise of preferred warrants	80,000	100	—	—	—	—	—	—	—	—
Conversion of preferred to common	(70,292,517)	(93,782)	14,058,482	141	93,641	—	—	—	—	93,782
Initial public offering, net of transaction costs	—	—	5,500,000	55	36,473	—	—	—	—	36,528
Restricted stock issued	—	—	93,437	1	700	—	(701)	—	—	—
Cancellation of restricted stock	—	—	(2,666)	—	(20)	—	20	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	86	—	—	86
Receipt of payment on notes receivable	—	—	—	—	—	—	—	92	—	92
Compensation on stock option grants to nonemployees for services provided	—	—	—	—	42	—	—	—	—	42
Interest income accrued on notes receivable	—	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5)	(5)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	30	30
Net loss	—	—	—	—	—	(21,601)	—	—	—	(21,601)

Balance, September 30, 2004	—	$—	20,601,186	$206	$135,634	$(92,340)	$(652)	$(17)	$(6)	$42,825

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Auxilium Pharmaceuticals, Inc. (the “Company”) was incorporated in Delaware in July 1999 and commenced operations in the fourth quarter of 1999. The Company is a specialty pharmaceutical company dedicated to the development and commercialization of pharmaceutical products focused on urology and sexual health. The Company plans to develop and commercialize a portfolio of products that treat diseases and disorders relating to urology and sexual health. It has established its own sales and marketing organization, which includes approximately 100 sales and marketing professionals that cover the U.S. The Company has assembled an experienced team responsible for additional product development and regulatory affairs for North America and Europe. It is pursuing product opportunities through in-licensing to treat other urologic and sexual health disorders.

The Company received approval from the U.S. Food and Drug Administration to market Testim®. Testim is a proprietary, topical 1% testosterone gel indicated for the treatment of hypogonadism. The Company first shipped Testim to U.S. wholesalers in the first quarter of 2003. In 2003, the Company received regulatory approval to market Testim in the United Kingdom. In June 2004, the Company received scientific approval for Testim in 14 additional European countries. In the third quarter of 2004, the Company received marketing approvals in three of these countries. We anticipate that marketing approvals in the remaining countries will be received once local administrative procedures to finalize the packaging text have been completed. Also in 2004, the Company filed for regulatory approval to market Testim in Canada. Outside of the United States, upon receipt of regulatory approvals, the Company will rely on third-parties for the commercialization of Testim.

On June 21, 2004, the Company effected a one-for-five reverse split of its common stock. All share and per share amounts included in these consolidated financial statements and notes thereto have been adjusted retroactively for all periods presented to give effect to the reverse stock split. The Company’s actual preferred shares, preferred shares prices and per preferred share amounts have not been adjusted for this stock split. However, as a result of the stock split, actual conversion ratios of all preferred stock have been adjusted retroactively from one-to-one to five-to-one.

On July 28, 2004, the Company completed an initial public offering (“IPO”) in which the Company issued 5,500,000 shares of common stock at $7.50 per share resulting in gross proceeds of $41,250,000. In connection with the offering, the Company paid $2,887,000 in underwriting discounts and commissions and incurred $1,835,000 in other transaction costs. The net proceeds were $36,528,000. Also in connection with the IPO, all of the outstanding shares of the Company’s redeemable convertible preferred stock were converted into shares of common stock. A summary of the terms of this offering can be found in our Registration Statement (No. 333-114685) on Form S-1 as filed with the Securities and Exchange Commission (“SEC”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at September 30, 2004 and for the periods ended September 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Form S-1 (No. 333-114685) filed with the SEC.

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

The Company sells Testim to wholesalers and chain drug stores, who have the right to return purchased product. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, the Company defers recognition of revenue on product shipments of Testim to its customers until Testim units are dispensed through patient prescriptions. Under SFAS No. 48, the Company cannot recognize revenue on product shipments until it can reasonably estimate returns relating to these shipments. The Company estimates prescription units dispensed based on distribution channel data provided by external, independent sources. Testim units dispensed to patients through prescription are not subject to return. The gross sales price of product shipments was $8,910,000 and $2,007,000 for the three months ended September 30, 2004 and 2003, respectively, and $22,088,000 and $8,571,000 for the nine months ended September 30, 2004 and 2003, respectively. Gross revenue for prescription units dispensed was $8,058,000 and $3,270,000 for the three months ended September 30, 2004 and 2003, respectively, and $21,776,000 and $5,043,000 for the nine months ended September 30, 2004 and 2003, respectively, while product revenue net of cash discounts, rebates, and patient coupons and actual returns was $7,157,000 and $2,893,000 for the three months ended September 30, 2004 and 2003, respectively, and $19,410,000 and $4,515,000 for the nine months ended September 30, 2004 and 2003 respectively. Product shipments not recognized as revenue, net of anticipated cash discounts, were $4,408,000 at September 30, 2004 and $3,457,000 at September 30, 2003 and are reflected as deferred revenue. Inventory subject to return represents the cost of Testim units shipped to customers that has not yet been recognized as revenue in accordance with the Company’s policy (See Note 3). The Company will continue to recognize revenue upon prescription units dispensed until it can reasonably estimate product returns based on its product returns experience. At that time, the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred, and will record revenues after that time upon product shipment net of reserves for product returns, cash discounts, rebates and patient coupons.

For revenues associated with licensing agreements, the Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. The Company entered into two license and distribution agreements to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan. Under these agreements, the distributor and the sublicensee are each required to purchase Testim from the Company and make up-front, milestone and royalty payments. Under these agreements, the distributor and the sublicensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. No up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if they do not comply with technical specifications or if any of the agreements are terminated due to the Company’s non-performance. The Company is obligated under the agreements to provide multiple deliverables; the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21, the deliverables under each of these agreements are treated as single units of accounting as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. Revenue for Testim units shipped will be recognized upon product shipment, subject to the Company’s ability to reasonably estimate product returns. The Company will defer revenue recognition for up-front and milestone payments. Up-front and milestone revenue will be recognized as revenue as a percentage of Testim units shipped in the period over total Testim units expected to be shipped during the distribution term. No revenue for the up-front and milestone consideration will be recognized if a reasonable estimate of total future Testim unit shipments cannot be made. As of September 30, 2004, deferred revenue from licensing agreements was $8,100,000 of which $800,000 is included in accounts receivable, other on the accompanying consolidated balance sheet.

(d)	Cash and Cash Equivalents

Cash and cash equivalents are stated at market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, U.S. government securities, or short-term commercial paper. At December 31, 2003 bank money market and demand accounts and certificates of deposit comprised all of the Company’s cash and cash equivalents. At September 30, 2004 the Company had invested a portion of the proceeds of the IPO in U.S. government-backed securities ($20,356,000) and in corporate auction-rate securities ($16,000,000). The Company classifies these cash equivalent investments as “available for sale” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and, accordingly, has recorded them at market value. Related unrealized gains are recorded as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheet. Also see Note 8.

(e)	Accounts Receivable

Accounts receivable, trade consist of amounts due from wholesalers and chain drug stores for the purchase of Testim. Ongoing credit evaluations of customers are performed and collateral is generally not required.

Accounts receivable, trade are net of allowances for cash discounts and bad debts of $135,000 at September 30, 2004 and $36,000 at December 31, 2003.

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

Had compensation cost for employee and director service option grants been determined based on the fair value at the grant dates for those options or the minimum-value method as discussed below, consistent with SFAS No. 123, net loss applicable to common stockholders and basic and diluted net loss per common share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(7,528)	$(8,884)	$(22,169)	$(24,319)
Add: total stock based employee compensation expense recognized under the intrinsic value based method	78	4	86	12
Deduct: total stock based employee compensation expense determined under fair value based method	(455)	(19)	(560)	(76)

Pro forma net loss applicable to common stockholders	$(7,905)	$(8,899)	$(22,643)	$(24,383)

Net loss per common share:
Basic and diluted, as reported	$(0.51)	$(17.99)	$(3.95)	$(49.52)

Basic and diluted, pro forma	$(0.53)	$(18.02)	$(4.04)	$(49.65)

Prior to the IPO, the value of option grants under SFAS No. 123 was determined using the minimum-value method. The minimum-value method considers the expected life of an option, the risk-free interest rate prevalent at the date of grant and the expected dividend yield. Upon completion of the IPO, the Company is required to include a volatility factor in its estimation of fair value. The Company has elected to utilize the Black-Scholes option pricing model to estimate fair value of option grants under SFAS No. 123. Information with respect to the fair value of option grants under the minimum-value method and the Black-Scholes option pricing model for the periods presented is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average grant date fair value
Grants below fair value	$—	$—	$—	$—
Grants at fair value	5.62	—	4.72	0.78
Grants above fair value	—	—	—	—
Weighted average assumptions:
Expected life of options (in years)	7.00	—	7.00	7.00
Risk-free interest rate	4.08%	—	3.92%	3.33%
Expected volatility	80.00%	—	54.79%	0.00%
Expected dividend yield	0.00%	—	0.00%	0.00%

Because the determination of the value of all options granted before the Company became a publicly-traded entity do not include an expected volatility factor in addition to the factors described above and because additional option grants are expected in the future, the pro forma disclosures above are not representative of the pro forma effects of option grants on reported net operating results in future periods.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(7,471)	$(7,567)	$(21,601)	$(20,407)
Accretion of redeemable convertible preferred stock	(57)	(113)	(395)	(339)
Deemed dividend to warrant holders	—	—	(173)	—
Dividends accrued on redeemable convertible preferred stock	—	(1,204)	—	(3,573)

Net loss applicable to common stockholders	(7,528)	(8,884)	(22,169)	(24,319)

Denominator:
Weighted-average common shares outstanding	14,925,789	501,086	5,635,034	500,024
Weighted-average unvested common shares subject to repurchase	(69,701)	(7,250)	(25,123)	(8,950)

Shares used in calculating net loss applicable to common stockholders per share	14,856,088	493,836	5,609,911	491,074

Basic and diluted net loss per common share	$(0.51)	$(17.99)	$(3.95)	$(49.52)

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

	September 30,
	2004	2003
Common stock options	1,761,763	906,548
Warrants	1,732,676	2,882,224
Restricted common stock	90,771	7,250
Redeemable convertible preferred stock	—	8,292,018

	3,585,210	12,088,040

3.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$2,875	$2,785
Work-in-process	678	608
Finished goods	713	1,478
Inventory subject to return	538	506

	$4,804	$5,377

Inventory subject to return represents the amount of Testim shipped to wholesalers and chain drug stores that had not been recognized as revenue (see Note 2c).

4.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Payroll and related expenses	$2,822	$1,414
Sales and marketing expenses	734	1,266
Research and development expenses	493	332
Milestone and royalty expenses	2,012	884
Other expenses	1,118	1,717

	$7,179	$5,613

5.	NOTES PAYABLE

Notes payable consists of the following (in thousands):

	September 30, 2004	December 31, 2003

Bank lines of credit	$—	$9,529
Equipment promissory note	673	930
Insurance note payable	53	—

	726	10,459
Less unamortized discount	(5)	(7)
Less current portion of notes payable	(424)	(9,875)

Notes payable, long-term portion	$297	$577

In March 2004, the Company entered into a credit agreement with Comerica Bank. This line of credit is for $5,000,000 and expires in March 2005. The line bears interest at the bank’s prime rate plus 0.5% and is secured by all the Company’s tangible assets. If the amount of the Company’s cash balance at the bank falls below $10,000,000 and the Company has borrowings outstanding on the line, the bank will restrict cash on deposit based on a formula of accounts receivable. In such instance, the maximum restricted cash amount would be the full amount of the line. In addition, if the Company’s cash balance falls below $10,000,000, the Company will be subject to financial covenants. As of September 30, 2004, the Company has no outstanding balance on this line of credit.

6.	COMMITMENTS AND CONTINGENCIES

(a)	Research and License Agreements

In June 2004, the Company entered into a development and license agreement with BioSpecifics Technologies Corp. (“BioSpecifics Technologies”). Under the agreement, the Company has agreed to develop products containing the licensor’s product (“AA4500”) for the treatment of Peyronie’s and Dupuytren’s Disease. The Company has been granted the exclusive world-wide license to any products developed under the agreement other than dermal formulations labeled for topical administration. The Company also has the option to develop and license the technology for use in other indications other than dermal formulations labeled for topical administration. The agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. The Company may terminate the agreement with 90 days written notice. The Company is obligated to pay all clinical and regulatory development costs on an on-going basis, to purchase commercial inventory from BioSpecifics Technologies and to pay royalties based on product sales. In addition, the Company is obligated to make milestone payments for contract initiation, receipt of technical data, manufacturing process development, the one-year anniversary of the agreement, filing of regulatory applications and receipt of regulatory approval.

As of September 2004, the Company paid up-front and milestone payments under this agreement of $5,000,000. The Company recorded two payments of $2,500,000 each as an in-process research and development expense in each of the second and third quarters of 2004 because AA4500 is in the early stages of Phase II clinical trials and there is no alternative future use for AA4500 prior to FDA approval. The Company could make an additional $10,500,000 of contingent milestone payments under this agreement if all existing conditions are met. Additional milestone obligations may be due if the Company exercises an option to develop and license AA4500 for additional medical indications.

The Company has entered into various other licensing agreements. The Company expects to pay up to an aggregate amount of approximately $6,000,000 of contingent milestone payments under all of its licensing agreements through September 30, 2005.

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

In March 2004, the Company signed a sublicense agreement with Ipsen Farmaceutica B.V. (“Ipsen”) to use and sell Testim on a worldwide basis outside of the U.S., Canada, Mexico and Japan. Prior to the third quarter of 2004, Testim was approved for marketing in the U.S. and the United Kingdom. In June 2004, the Company received scientific approval for Testim in 14 additional European countries. In the third quarter of 2004, the Company received marketing approvals in three of these countries. We anticipate that marketing approvals in the remaining countries will be received once local administrative procedures to finalize the packaging text have been completed. Ipsen is responsible for obtaining regulatory approval for countries outside the European Union approval process. In addition, Ipsen is obligated to purchase product from the Company and to pay royalty and certain milestone payments. The milestone payments are due upon contract signing, marketing authorization, product launch in various countries and supply price reductions. The license is exclusive and royalty-bearing for the longer of ten years from market launch or the expiration of patent protection in any particular country.

Through September 30, 2004, the Company collected $7,300,000 and was due $800,000 in up-front and milestone fees under these agreements and has recorded them as deferred revenue (see Note 2c). The Company could collect up to an additional $11,000,000 in milestone fees if all underlying events occur.

8.	OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(7,471)	$(7,567)	$(21,601)	$(20,407)
Other comprehensive loss:
Foreign currency translation	(5)	6	(5)	(5)
Unrealized gain on available for sale securities	30	—	30	—

Comprehensive loss	$(7,446)	$(7,561)	$(21,576)	$(20,412)

The foreign currency translation amounts relate to our foreign subsidiary. Unrealized gains on available for sale securities relate to our cash equivalents (see Note 2d).

9.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with the IPO (see Note 1), all shares of redeemable convertible preferred stock were converted into common stock on a five-to-one basis resulting in the issuance of 14,058,482 shares of common stock. In conjunction with the Series D redeemable convertible preferred stock transaction in October 2003, 8,634,339 warrants were issued that were originally exercisable into shares of Series D preferred stock for seven years at $1.50 per share. Initially, the exercise price and the amount of warrants were subject to change based on the achievement of certain business milestones. Given the potential variation in the total amount of warrants and the exercise price, the Company assessed the probability of the variable factors existing at issuance in determining the inputs used in the Black-Scholes option pricing model to value the warrants. In April 2004, the warrants were amended to remove the variable features by fixing the warrant exercise price at $1.125 per share. The Company recorded, in the second quarter of 2004, a non-cash deemed dividend to the warrant holders utilizing the Black-Scholes option pricing model to estimate the fair value of the warrants. The amount of the deemed dividend represents the increase in the fair value of the warrants attributable to the amendment to the warrant terms. The fair value estimates included an assessment of the probability of the variable factors existing immediately before the amendment. The deemed dividend of $173,000 increased the net loss applicable to common stockholders in the second quarter of 2004. In connection with the IPO, the warrants to purchase Series D preferred stock became warrants to purchase 1,726,859 shares of common stock at $5.625 per share.

10.	STOCK OPTION AND PURCHASE PLANS

In June 2004, the Board of Directors adopted and the stockholders approved the 2004 Equity Compensation Plan (“2004 Plan”) and the 2004 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan permits employees to purchase shares of the Company’s common stock at a discount through payroll deductions. Initially there is a maximum of 200,000 shares issuable under the 2004 Employee Stock Purchase Plan.

The 2004 Plan authorizes the granting of incentive and nonqualified stock options and stock awards to employees, non-employee directors and service providers. In June 2004, the stockholders also approved the merger of the Company’s 2000 Equity Compensation Plan into the 2004 Plan and authorized the increase of shares upon the effectiveness of the registration statement for the IPO discussed in Note 1. Upon the IPO, the authorized shares in the combined 2004 Plan are 2,845,450 shares of which 604,780 stock options and 93,437 restricted stock awards were granted to employees and directors. The stock options granted in connection with the IPO vest over four years and are exercisable at $7.50 per share. The restricted stock awards vest over four years. The Company recorded as deferred compensation the $701,000 fair value of the restricted stock awards in the third quarter of 2004 and is amortizing this deferred compensation into expense on a straight-line basis over the four-year vesting period. Amortization of this compensation was $29,000 in the three months ended September 30, 2004.

In June 2004, the Company hired a President and Chief Operating Officer. Upon effectiveness of the registration statement for the IPO, the Company granted this executive options to purchase 300,000 shares of the Company’s common stock at an exercise price equal to the initial offering price per share.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in financial statements and the notes thereto appearing elsewhere in this report.

Special Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this quarterly report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that it believes may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	grow sales of Testim®, our only marketed product;

•	growth of the overall androgen market;

•	obtain additional funds;

•	achieve market acceptance of Testim by physicians and patients and compete effectively with other Testosterone Replacement Therapy, or TRT, products;

•	obtain and maintain all necessary patents or licenses;

•	purchase the ingredients and supplies necessary to manufacture Testim at terms acceptable to us;

•	obtain and maintain relationships with government and third party payors;

•	acquire additional product candidates or approved products;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet applicable regulatory standards, file for and receive required regulatory approvals;

•	comply with the terms of our license and other agreements;

•	manufacture product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	changes in industry practice; and

•	one-time events.

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

Overview

We are a specialty pharmaceutical company dedicated to the development and commercialization of pharmaceutical products focused on urology and sexual health. Our goal is to develop and commercialize a portfolio of products that treat diseases and disorders relating to urology and sexual health. We have established our own sales and marketing organization, which includes approximately 100 sales and marketing professionals that cover the U.S. We also have assembled an experienced team responsible for additional product development and regulatory affairs for North America and Europe. We are pursuing product opportunities through collaborations and in-licensing to treat other urologic and sexual health disorders. Testim, our only marketed product, is a testosterone replacement therapy, or TRT, for the treatment of hypogonadism. We launched Testim in the first quarter of 2003 in the U.S. through our own specialty sales force. Our sales force calls on physicians who are prescribers of urologic and sexual health products. Testosterone gels, which include Testim, represented 61% of the total TRT prescriptions dispensed in 2003 and 64% of the total TRT prescriptions through September 2004. Total monthly Testim prescription units dispensed, based on data from IMS Health Incorporated, have increased from approximately 1,000 in March 2003 to over 17,000 in September 2004. Testim is manufactured for us by DPT Laboratories. We licensed the underlying technology for Testim from Bentley Pharmaceuticals.

We have never been profitable and have incurred an accumulated deficit of $92.3 million as of September 30, 2004. We expect to incur significant operating losses for the next several years. Commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim, additional development costs for existing and new product opportunities, increased general and administration expense to support the infrastructure required to grow and operate as a public company. We will need to generate significant revenues to achieve profitability.

We expect that quarterly and annual operating results of operations will fluctuate for the foreseeable future due to several factors including the overall growth of the androgen market, the timing and extent of research and development efforts, milestone payments, and the outcome and extent of clinical trial activities. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Net revenues. Net product revenues were $7.2 million and $2.9 million for the three months ended September 30, 2004 and 2003, respectively. Prescription units dispensed were approximately 53,200 and 23,600 in the third quarter of 2004 and 2003, respectively. We believe that Testim sales growth in the third quarter was primarily driven by several factors: growth in market share and new prescriptions; some early contribution of better formulary positions with managed care providers; improvements in and maturing of our sales and marketing organization and positioning of Testim’s attributes versus the category leader. While Testim market share expanded in the third quarter, the overall growth of the total androgen market slowed. Net revenues for Testim product sales are reflected net of cash discounts, rebates, patient coupons and actual returns. Shipments not recognized as revenue, net of anticipated cash discounts were $4.4 million and $3.5 million at September 30, 2004 and 2003, respectively and are reflected as deferred revenue.

Cost of goods sold. Cost of goods sold were $2.0 million and $1.1 million for the three months ended September 30, 2004 and 2003, respectively. The increase in cost of goods sold for the three months ended September 30, 2004 over the comparable period in 2003 was directly attributable to the increase in Testim prescription revenue. Cost of goods sold for the three months ended September 30, 2004 and 2003 would each have been $0.1 million higher, had purchases of a key raw material not been written-off as a research and development expense in 2002. In 2002, we purchased $0.9 million of this raw material prior to FDA approval of Testim, and, based on our policy, charged the purchase price to research and development expense because we would have had no alternative use for the raw material if Testim were not approved. We committed to acquire the raw material prior to FDA approval in an attempt to secure the inventory from our sole source supplier to have it available for the initial production runs of Testim. As of September 30, 2004, we still had $0.1 million of raw material in inventory with zero book value. Based on current sales levels, we anticipate that Testim manufactured with this zero book value inventory will be sold by early 2005.

Research and development expenses. Research and development expenses were $4.9 million and $1.9 million for the three months ended September 30, 2004 and 2003, respectively. The increase for the three months ended September 30, 2004 over the comparable period in 2003 was due primarily to a $2.5 million milestone payment made to BioSpecifics Technologies for the in-license of AA4500, our Peyronie’s Disease product candidate. In addition, the increase in the 2004 period over the 2003 period is a result of the $0.4 million increase in expenses associated with development of our androgen replacement and overactive bladder film product candidates.

Selling, general and administrative expenses. Selling, general and administrative expenses were $7.8 million and $7.1 million for the three months ended September 30, 2004 and 2003, respectively. The increase for the three months ended September 30, 2004 over the comparable period in 2003 was due primarily to general and administrative expenses increasing by $0.8 million resulting from the additional hiring of key personnel, incremental costs associated with operating as a publicly-traded company and severance accruals. Selling and marketing expenses decreased by $0.1 million associated with lower promotion expense as compared to the launch year of 2003 offset by severance accruals and compensation related to a larger sales force in 2004.

Interest income (expense), net. Interest income (expense), net was $0.1 and $(0.4) million for the three months ended September 30, 2004 and 2003, respectively. Net interest income in the 2004 period relates primarily to interest earned on the invested proceeds from our initial public offering in July of 2004. The expense in the 2003 period relates primarily to non-cash amortization of deferred debt issuance costs related to a line of credit and to interest paid on the line of credit. The line of credit was repaid and terminated in March 2004.

Dividends and accretion on redeemable convertible preferred stock. Dividends accrued and accretion on redeemable convertible preferred stock and dividends paid to warrant holders were $0.1 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively. The decrease for the three months ended September 30, 2004 from the comparable period in 2003 was due to the termination and cancellation of the accumulated dividend provisions of our preferred stock in connection with the private placement of shares of our series D preferred stock in October 2003. We anticipate no future dividends and accretion on redeemable convertible preferred stock as all previously outstanding shares of this stock were converted into our common stock in connection with our initial public offering.

Nine Months Ended September 30, 2004 and 2003

Net revenues. Net product revenues were $19.4 million and $4.5 million for the nine months ended September 30, 2004 and 2003, respectively. Prescription units dispensed were approximately 146,100 and 36,400 in the first nine months of 2004 and 2003, respectively. We believe that Testim sales growth in the nine months ended September 30, 2004 was primarily driven by several factors: growth in market share and new prescriptions; some early contribution of better formulary positions with managed care providers; improvements in and maturing of our sales and marketing organization and positioning of Testim’s attributes versus the category leader. Net revenues for Testim product sales are reflected net of cash discounts, rebates, patient coupons and actual returns. Shipments not recognized as revenue, net of anticipated cash discounts were $4.4 million and $3.5 million at September 30, 2004 and 2003, respectively and are reflected as deferred revenue.

Cost of goods sold. Cost of goods sold were $5.8 million and $2.3 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cost of goods sold for the nine months ended September 30, 2004 over the comparable period in 2003 was directly attributable to the increase in Testim prescription revenue. Cost of goods sold for the nine months ended September 30, 2004 and 2003 would have been $0.4 million and $0.1 million higher, respectively, had purchases of a key raw material not been written-off as a research and development expense in 2002. In 2002, we purchased $0.9 million of this raw material prior to FDA approval of Testim, and, based on our policy, charged the purchase price to research and development expense because we would have had no alternative use for the raw material if Testim were not approved.

Research and development expenses. Research and development expenses were $12.1 million and $5.3 million for the nine months ended September 30, 2004 and 2003, respectively. The increase for the nine months ended September 30, 2004 over the comparable period in 2003 was due primarily to $5.0 million in up-front and milestone payments made to BioSpecifics Technologies for the in-license of AA4500, our Peyronie’s Disease product candidate. In addition, the increase in the 2004 period over the 2003 period is a result of the $0.9 million increase in the development expenses on our androgen replacement and overactive bladder film product candidates and $0.5 million increase in expenses associated with the Testim European regulatory filing and Testim clinical trials.

Selling, general and administrative expenses. Selling, general and administrative expenses were $22.8 million and $18.5 million for the nine months ended September 30, 2004 and 2003, respectively. The increase for the nine months ended September 30, 2004 over the comparable period in 2003 was due primarily to a $2.2 million increase in general and administrative expenses and a $2.1 million increase in selling and marketing expenses. The increase in general and administrative expenses results from additional hiring of key personnel, relocation and recruitment expenses and incremental costs associated with operating as a publicly-traded company. The increase in selling and marketing expenses results from compensation and related expenses for our professional sales organization being higher in the 2004 period versus the 2003 period.

Interest income (expense), net. Interest income (expense), net was $(0.4) million and $(0.6) million for the nine months ended September 30, 2004 and 2003, respectively. The expense in both periods relates primarily to non-cash amortization of deferred debt issuance costs related to a line of credit and to interest paid on the line of credit. The line of credit was entered into in May 2003 and repaid and terminated in March 2004. Although we have arranged a new line of credit with Comerica Bank, the weighted average borrowings on the new line were significantly lower than under the previously existing line in an attempt to control interest costs.

Other income. Other income for the nine months ended September 30, 2003 was $1.7 million due to a one-time gain from the settlement of a lawsuit with a vendor.

Dividends and accretion on redeemable convertible preferred stock. Dividends accrued and accretion on redeemable convertible preferred stock and dividends paid to warrant holders were $0.6 million and $3.9 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease for the nine months ended September 30, 2004 from the comparable period in 2003 was due to the termination and cancellation of the accumulated dividend provisions of our preferred stock in connection with the private placement of shares of our Series D preferred stock in October 2003. We anticipate no future dividends and accretion on redeemable convertible preferred stock as all previously outstanding shares of this stock were converted into our common stock in connection with our initial public offering.

Liquidity and Capital Resources

Since inception through September 30, 2004, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through September 30, 2004, we received approximately $133.8 million from the IPO, private sales of equity securities and the exercise of stock options. Since launching Testim in 2003, net revenue from the sales of Testim has become a source of cash, a trend that we believe will continue. As of September 30, 2004 we had approximately $50.9 million in cash and cash equivalents compared to $28.4 million at December 31, 2003. On July 28, 2004, we completed our initial public offering. We sold 5,500,000 shares of our common stock in the IPO at a price of $7.50 per share, resulting in gross proceeds of $41.2 million. In connection with the IPO, we paid $2.9 million in underwriting discounts and commissions to underwriters and incurred approximately $1.8 million in other offering expenses. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $36.5 million. On July 28, 2004 the holder of warrants to purchase 80,000 shares of our Series B redeemable convertible preferred stock exercised its warrant for $0.1 million. Immediately prior to the closing of the IPO, all outstanding shares of our redeemable convertible preferred stock converted into shares of our common stock.

We believe that our current financial resources and sources of liquidity will be adequate to fund our operations for the next 22 months from September 30, 2004. We may, however, need to raise additional funds prior to this time in order to enhance our sales and marketing efforts for Testim, fund our product development, including clinical trials, commercialize any product candidates that receive regulatory approval, and acquire or in-license approved products or product candidates or technologies for development. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy or our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Source and Uses of Cash

Cash used in operations was $13.0 million and $19.2 million for the nine months ended September 30, 2004 and 2003, respectively. Testim product sales and up-front and milestone payments generated approximately $26.4 million and $7.1 million in cash receipts for the nine months ended September 30, 2004 and 2003 respectively. Operating cash flow for the 2004 period includes $5.0 million of up-front and milestone payments to BioSpecifics Technologies for the in-license of AA4500, our Peyronie’s Disease product candidate, and the payment of a $0.7 million judgement that was accrued as of December 31, 2003. Negative operating cash flows during both periods were caused primarily by operating losses.

Cash used in investing activities was $0.7 million and $1.1 million for the nine months ended September 30, 2004 and 2003 respectively. Cash used in investing activities for the periods presented relates primarily to the purchase of manufacturing equipment, office furniture, computer equipment and the product rights to Testim.

Cash provided by financing activities was $36.1 million and $9.0 million for the nine months ended September 30, 2004 and 2003, respectively. Cash provided by financing activities for the 2004 period is related primarily to our initial public offering. Cash provided by financing activities for the 2003 period is related primarily to the draw-down on our previously existing Silicon Valley Bank line of credit, which was repaid and terminated in March 2004, and our equipment term loan.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of September 30, 2004 (in thousands):

	Total	Less than 1 year	2-3 years	4+ years
Long-term debt	$721	$424	$297	$—
Operating leases	515	387	128	—
Purchase commitment (1)	380	190	190	—

	$1,616	$1,001	$615	$—

(1)	Amount represents a minimum annual manufacturing fee.

The contractual commitments reflected in this table exclude $11.5 million of contingent milestone and royalty payments that we may be obligated to pay in the future under license agreements. We expect to pay up to approximately $6.0 million in milestone payments through September 30, 2005. These milestones relate primarily to manufacturing process development, contract anniversaries, filing of regulatory applications and receipt of regulatory approval. All royalty payments that we may be obligated to pay in the future are contingent on product sales.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and apply those accounting policies in a consistent manner. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities are affected by such estimates and assumptions. The most significant assumptions are employed in estimates used in determining amounts to recognize as revenue, values of inventory and equity instruments used in stock-based compensation calculations. We are subject to uncertainties that may cause actual results to differ from those estimates, such as changes in the healthcare environment, competition, legislation and regulation. We believe the following accounting policies, which have been discussed with our audit committee, are the most critical because they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. We sell Testim to pharmaceutical wholesalers and chain drug stores. These companies have the right to return Testim for any reason up to one year after product expiration. As a result of Testim’s launch in the first quarter of 2003, we do not have sufficient sales history to estimate product returns. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, we defer recognition of revenue on product shipments of Testim to our customers until such time as Testim units are dispensed through patient prescriptions, since they are not subject to return. Under SFAS No. 48, we cannot recognize revenue on product shipments until we can reasonably estimate returns relating to these shipments. We estimate the volume of prescription units dispensed at pharmacies based on data provided by external, independent sources. These sources poll pharmacies, hospitals, mail order and other retail outlets for Testim prescriptions and project this sample on a national level. We will continue to recognize revenue based on prescription units until we have sufficient history to estimate product returns. When we are able to reasonably estimate our product returns, we will recognize a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, we must make estimates for rebates provided to third-party payors and coupons provided to patients. Testim is covered by Medicaid and numerous independent insurance and pharmacy benefit managers, or PBMs. Some of these programs have negotiated rebates. We obtain estimates of prescription units dispensed under the various rebate programs from the same external sources discussed above. We make estimates of the rebates based on the external source reports of volumes and actual contract terms. In addition, we provide coupons to physicians for use with prescriptions as promotional incentives. We utilize a contract service provider to process and pay claims to patients for actual coupon usage. The timing of processing coupon invoices from this service provider is delayed. We make estimates of actual coupon usage based on previous experience. As Testim becomes more widely used and as we continue to add managed care and PBM contracts, our estimates may result in differences to actual results. To date, our estimates have not resulted in any material adjustments to our operating results.

We have licensed out the right to exclusively market and distribute Testim to Bayer for Canada and to Ipsen for the rest of the world, excluding the U.S., Mexico and Japan. Under these agreements, Bayer and Ipsen are each required to purchase Testim from us and make up-front, milestone and royalty payments. We are obligated under the agreements to provide multiple deliverables, including the license/product distribution rights, regulatory filing services and commercial product supply. Under Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, the deliverables under each of these agreements are treated as single units of accounting as we do not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. Revenue for Testim units shipped will be recognized upon product shipment, subject to our ability to reasonably estimate product returns. We will defer revenue recognition for up-front and milestone payments. Up-front and milestone revenue will be recognized over the distribution term based on Testim units shipped. We will need to estimate the total Testim units to be shipped under the agreements. As a result, we plan on utilizing independent appraisers to help us determine the useful life of Testim in markets where we anticipate Testim units shipped to be material. We will use this information along with market penetration data from independent sources to estimate the total Testim units to be shipped. Periodically, we will re-evaluate these estimates and adjust on a prospective basis the amortization of the up-front and milestone payments. We will disclose the reasons for any significant changes in our future estimates. If we are unable to reasonably estimate the total units to be shipped, the amortization of the deferred revenue will not be recognized as revenue until we are able to make a reasonable estimate.

•	Inventory Valuation. We rely on a single source supplier for one of the key ingredients in Testim. As a result, we have purchased a substantial safety stock of this ingredient on which we have limited shelf-life data. We continue to perform stability testing on the ingredient to determine its maximum shelf-life. In addition, our finished goods inventory has a definitive shelf-life. We estimate that the demand for Testim will be such that the raw materials and finished goods on hand will ultimately be used in future production and sold to our customers. As a result, we have not recorded a valuation allowance for potential excess inventory as of September 30, 2004. We will regularly evaluate the demand for Testim and the data from the stability testing to determine whether an allowance for excess inventory is warranted.

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

We have incurred significant losses since our inception, including net losses of $28.9 million for the year ended December 31, 2003 and $21.6 million for the nine months ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of $92.3 million. Our only approved product is Testim. We expect to continue to make substantial expenditures related to the marketing and selling of Testim. As we launched Testim in the first quarter of 2003, we cannot be certain how effective our marketing and selling programs will be in the future. We continue to expand and enhance the marketing and selling of Testim. As a result, these expenses may increase substantially in the future. In addition, we expect to continue to incur substantial expenses, including milestone payments, as we:

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

We commenced operations in the fourth quarter of 1999 and have a very limited operating history for you to evaluate our business. Accordingly, you must consider our prospects in light of the risks and difficulties encountered by companies in their early stages. In order to address these risks, we must:

•	increase the sales of Testim, our only product with marketing approval;

•	successfully develop and obtain marketing approval for our current product candidates, including our Peyronie’s Disease, androgen replacement film and overactive bladder film product candidates;

•	successfully identify and develop new product candidates;

•	effectively commercialize any approved product candidates that we develop or any approved products that we acquire;

•	respond to competitive pressures from other businesses, including the launch of any products that compete directly with Testim in the treatment of hypogonadism;

•	identify and negotiate favorable agreements with third-parties for the manufacture, distribution and marketing and sales of our approved products; and

•	effectively manage our relationships with vendors and third-parties.

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

Our only product with marketing approval is Testim and our product revenues to date have been generated solely from the sale of Testim. Until such time as we develop, acquire or in-license additional products that are approved for marketing, we will continue to rely on Testim for all of our revenues. Accordingly, our success depends significantly on our ability to increase sales of Testim. Our sales and marketing efforts may not be successful in increasing prescriptions for Testim. Sales of Testim are subject to the following risks, among others:

•	growth of the overall androgen market;

•	acceptance by the medical community or the general public of Testim as a safe or effective therapy for hypogonadism;

•	increasing awareness of hypogonadism by the medical community or the general public as a medical disorder requiring treatment;

•	pressures from existing or new competing products, including generic products, that may provide therapeutic, convenience or pricing advantages over Testim; and

•	failure of third-party payors to provide coverage and sufficient reimbursement for Testim.

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

Our operations to date have generated substantial and increasing needs for cash. Our negative cash flows from operations are expected to continue for at least the foreseeable future. Our strategy contains elements that we will not be able to execute without outside funding. Specifically, we may need to raise additional capital to:

•	enhance our sales and marketing efforts for Testim;

•	fund our product development, including clinical trials;

•	commercialize any product candidates that receive regulatory approval; and

•	acquire or in-license approved products or product candidates or technologies for development.

We believe that our existing cash resources and interest on these funds will be sufficient to meet our projected operating requirements for the next 22 months. Our future funding requirements will depend on many factors, including:

•	Testim market acceptance and sales growth;

•	growth of the overall androgen market;

•	third-party payor reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of commercializing any of our other product candidates;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Variations in our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. We are a relatively new company and our sales prospects are uncertain. We have been selling Testim, our only approved product, since the first quarter of 2003 and cannot predict with certainty the timing or level of sales of Testim in the future. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under these “Risk Factors,” specific factors that may cause fluctuations in our operating results include:

•	demand and pricing for Testim, including any change in wholesaler purchasing patterns or cost structures for our products or their services;

•	growth of the overall androgen market;

•	prescription levels relating to physician and patient acceptance of, and prescription costs for, Testim or any of our future products;

•	government or private healthcare reimbursement policies;

•	introduction of competing products, including generics;

•	any interruption in the manufacturing or distribution of Testim or any of our future products;

•	our operating expenses, many of which are relatively fixed;

•	timing and size of any new product or technology acquisitions we may complete;

•	variations in our rates of product returns, allowances and rebates and discounts; and

•	milestone payments.

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

Prior to commencing clinical trials in the U.S., we must have an effective IND for each of our product candidates. An IND has been filed for our Peyronie’s Disease product candidate; however, INDs have not been filed for our androgen replacement film or our overactive bladder film product candidates. We will not be able to commence clinical trials in the U.S. for these product candidates until we file, and the FDA fails to object to, an IND for each candidate.

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

Other than Testim, all of our other product candidates are in preclinical or clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. An IND has been filed for our Peyronie’s Disease product candidate; however, IND’s have not been filed for our transmucosal film product candidates. The regulatory approval process typically is extremely expensive, takes many years and the timing or likelihood of any approval cannot be accurately predicted.

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

Recent studies of female hormone replacement therapy products have reported an increase in health risks. As a result of such studies, some companies that sell or develop female hormone replacement products have experienced decreased sales of these products, and in some cases, a decline in the value of their stock. Publications have, from time to time, suggested potential health risks associated with testosterone replacement therapy. Potential health risks were described in various articles, including a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed were fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, increased cardiovascular disease risk and the suppression of sperm production. It is possible that studies on the effects of TRT could demonstrate these or other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact Testim sales. In addition investors may become concerned about these issues and decide to sell our common stock. These factors could adversely affect our business and the price of our common stock.

Testim competes in a very competitive market, and if we are unable to compete effectively with the other companies that produce products for the treatment of urologic or sexual health disorders, our ability to generate revenues will be limited.

The primary competition for Testim is AndroGel®, marketed by Solvay Pharmaceuticals. AndroGel® was launched approximately three years before Testim and, according to IMS, has a much larger share of the testosterone gel market than we do and also accounted for approximately 58% of total testosterone prescriptions for the quarter ended September 30, 2004. Furthermore, Solvay is a much larger company than we are with greater resources and greater ability to promote its product through a larger sales force. Testim also competes with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a buccal tablet. Generally, Testim is more expensive than patches and injectables. AndroDerm® is a transdermal testosterone patch marketed by Watson Pharmaceuticals. AndroDerm® is the leading patch product and accounted for approximately 13% of total testosterone prescriptions for the quarter ended September 30, 2004. Many of our competitors, such as Solvay and Watson, have substantially greater financial, technical and human resources than we have. These resources may be used to more effectively develop, market or acquire products and technologies. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. In addition, our competitors are developing new testosterone treatment therapies.

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

If other pharmaceutical companies develop generic versions of any products that compete with our commercialized products or any of our products, our business may be adversely affected.

Other pharmaceutical companies may develop generic versions of any products that compete with our commercialized products or any of our products that are not subject to patent protection or other proprietary rights. For example, because the ingredients of Testim are commercially available to third-parties, it is possible that competitors may design formulations, propose dosages or develop methods of administration that would be outside the scope of the claims of one or more, or of all, of the patent rights that we in-license. This would enable their products to effectively compete with Testim. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products. Increased competition from the sale of competing generic pharmaceutical products could cause a material decrease in revenue from our products.

The primary competition for Testim is AndroGel®, marketed by Solvay Pharmaceuticals. We are aware of at least two companies, Watson and Par Pharmaceutical, that have filed abbreviated new drug applications, or ANDAs, with the FDA to be approved as generics of AndroGel®. Solvay has filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. On November 1, 2004, Par Pharmaceutical’s partner, Paddock Laboratories, received tentative approval of its ANDA from the FDA, but cannot market its generic of AndroGel® until the Solvay action is resolved and until final approval is received from the FDA. The final approval of either or both of these ANDAs would result in increased competition for Testim at lower prices.

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

We do not manufacture Testim or any of our product candidates and have no current plan to develop any capacity to do so. We have contracted with DPT Laboratories to manufacture Testim through December 31, 2005. We will rely on BioSpecifics Technologies to manufacture AA4500 for clinical and commercial supply, however, we have the right to qualify a back-up supplier as well. We plan to contract with one or more third-party manufacturers to manufacture our transmucosal film product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment. DPT Laboratories or any other third-party manufacturer may encounter difficulties in production. These problems may include:

•	difficulties with production costs and yields;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

DPT may not perform as agreed or may terminate its agreement with us, which would adversely impact our ability to produce and sell Testim.

Our contract with DPT Laboratories to manufacture Testim expires on December 31, 2005. We do not have alternative manufacturing plans in place at this time. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is extremely limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of Testim on acceptable terms, if at all, which would materially impair our business.

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

We have also obtained exclusive worldwide rights from BioSpecifics Technologies to develop, market and sell products other than dermal formulations labeled for topical administration, where the products contain BioSpecifics Technologies’ enzyme for the treatment of Peyronie’s Disease and Dupuytren’s Disease. We may expand the agreement, at our option, to license products which contain BioSpecifics Technologies’ enzyme for other indications, excluding dermal formulations labeled for topical administration, as they are developed by BioSpecifics Technologies or by us. This agreement continues on a product by product and country by country basis until the later of:

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

Our business and competitive positions are dependent upon our ability to obtain and protect our proprietary position for Testim and our product candidates in the U.S., Europe and elsewhere. Because of the substantial length of time and expense associated with development of new products, we, along with the rest of the biopharmaceutical industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our and our licensors’ patents and patent applications may not protect our technologies and products because, among other things:

•	there is no guarantee that any of our or our licensors’ pending patent applications will result in issued patents;

•	we may develop additional proprietary technologies that are not patentable;

•	there is no guarantee that any patents issued to us, our collaborators or our licensors will provide us with any competitive advantage or cover our product candidates;

•	there is no guarantee that any patents issued to us or our collaborators or our licensors will not be challenged, circumvented or invalidated by third-parties; and

•	there is no guarantee that any patents previously issued to others or issued in the future will not have an adverse effect on our ability to do business.

We attempt to protect our intellectual property position by filing or obtaining licenses to patent applications and, where appropriate, patent applications in other countries related to our proprietary technology, inventions and improvements that are important to the development of our business. Currently, neither Testim nor our product candidates are covered by composition of matter patents. Our BioSpecifics Technologies product candidate is covered by a method of use patent. Our PharmaForm transmucosal film product candidates are covered by a formulation patent in the U.S. only. This patent expires in 2020. Testosterone, the active ingredient in Testim, is off-patent and is included in competing TRT products. The U.S. patent that we license from Bentley covers the formulation of Testim and expires in June 2008. The European patents that we license from Bentley for Testim expire in 2006. Bentley has filed a new patent application in the U.S., Europe and Japan which, if issued, could provide additional patent protection for Testim. AA4500 licensed from BioSpecifics Technologies is covered by two method of use patents in the U.S., one for the treatment of Peyronie’s Disease and one for the treatment of Dupuytren’s Disease. The Peyronie’s patent expires in 2019 and the Dupuytren’s patent expires in 2014. Both patents are limited to the use of AA4500 for the treatment of Peyronie’s Disease and Dupuytren’s Disease with certain dose ranges and/or concentration ranges. Currently there is not enough data to establish whether any ultimate approved product for Peyronie’s Disease or Dupuytren’s Disease will be covered by these patents. Foreign patents and pending applications may also cover these products in certain countries depending upon the concentration and dosage ranges of such products. Some countries will not grant patents on patent applications that are filed after the public sale or disclosure of the material claimed in the patent application. The U.S., by contrast, allows a one year grace period after public disclosure in which to file a patent application. Because the European patent application was filed after Testim went on the market in the U.S., our ability to obtain additional patent protection outside of the U.S. may be limited.

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

Even if we have our own patents which protect our products, Testim and our product candidates may nonetheless infringe the patents or violate the proprietary rights of third-parties. In these cases, we may be required to obtain-licenses to patents or proprietary rights of others in order to continue to sell and use Testim and develop and commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third-parties on acceptable terms, or at all. Even if we were able to obtain rights to a third-party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property.

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

We are dependent on the members of our management team, in particular, our Chief Executive Officer, Gerri Henwood, for our business success. In addition, an important element of our strategy is to leverage the development, regulatory and commercialization expertise of our current management, including Ms. Henwood, in our development activities. Our employment agreements with our executive officers are terminable on short notice or no notice. The loss of any one of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of Testim or our product candidates. We currently carry a $1.0 million key-man life insurance policy on the life of Ms. Henwood, our Chief Executive Officer.

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

Our number of employees has increased from 61 as of December 31, 2002 to 156 as of September 30, 2004. In order to continue to expand Testim’s sales and commercialize additional product candidates, we currently anticipate that we will need to add between 30 and 50 additional managerial, selling, operational, financial and other employees to our existing departments over the next two years. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. Moreover, higher than expected market growth of Testim, as well as the development and commercialization of our other product candidates, could accelerate our hiring needs beyond our current expectations. To manage further growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls, and hire, train and manage additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our direct sales force consists of relatively newly hired employees. Turnover in our direct sales force or marketing team could adversely affect Testim and future product sales growth.

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

Market prices for securities of pharmaceutical, biotechnology and specialty pharmaceutical companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	Testim market acceptance and sales growth;

•	growth of the overall androgen market;

•	developments concerning therapies that compete with Testim in the treatment of hypogonadism;

•	our ability to manufacture any products to commercial standards;

•	results of our clinical trials;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the U.S. and foreign countries;

•	developments or disputes concerning our patents or other proprietary rights;

•	public concern over our drugs;

•	litigation involving our company or our general industry or both;

•	future sales of our common stock;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	departure of key personnel;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.

If any of these risks occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

A significant portion of our total outstanding common stock is restricted from resale but may be sold into the market in the near future. Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities, even if our business is doing well.

As of November 3, 2004, we have 20,607,711 shares of common stock outstanding, of which 15,101,061 shares, or 73.3%, are restricted from immediate resale as a result of securities laws or lock-up agreements executed by our officers, directors and certain stockholders in connection with our IPO. Pursuant to the lock-up agreements executed in our IPO, officers, directors and stockholders owning an aggregate of 15,264,920 shares of common stock agreed, subject to certain exceptions, to not, directly or indirectly, sell any shares for 180 days after July 23, 2004, without the prior written consent of the underwriters of our IPO. The underwriters of our IPO can waive the provisions of these lock-up agreements and allow these stockholders to sell their shares at any time. On January 20, 2004, the expiration of the 180-day lock-up period, 8,769,943 shares of common stock will be freely tradable under Rule 144(k) and 6,187,610 shares of common stock will be eligible for resale under Rule 144, subject to volume limitations.

In addition, holders of 14,058,482 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, holders of outstanding warrants representing the right to purchase approximately 1,732,676 shares of our common stock have these same rights with respect to the underlying common stock upon exercise of these warrants. Furthermore, all shares of common stock that we may issue under our 2004 Equity Compensation Plan and our 2004 Employee Stock Purchase Plan can be freely sold in the public market upon issuance, subject to lock-up agreements.

Possible dilutive effect of outstanding options and warrants.

As of September 30, 2004, stock options to purchase 1,761,763 shares of common stock and warrants to purchase 1,732,676 shares of common stock were outstanding. In addition, as of September 30, 2004 a total of 907,388 stock options are available for grant under our 2004 Equity Compensation Plan. A total of 2,433,950 of the outstanding options and warrants are “in the money” and exercisable as of September 30, 2004. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

Our executive officers, directors and major stockholders have the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, own shares representing approximately 72.8% of our common stock. As a result, if these stockholders were to chose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our certificate of incorporation and bylaws and under Delaware law may prevent or frustrate a change in control in management that stockholders believe is desirable.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

The affirmative vote of the holders of at least two-thirds of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least two-thirds of our shares of capital stock entitled to vote.

In addition, Section 203 of the General Corporation Law of the State of Delaware prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

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

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. All our cash and cash equivalents at September 30, 2004, amounting to approximately $50.9 million, were maintained in bank demand accounts, U.S. government back securities and auction-rate securities. We believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations.

Transactions relating to Auxilium UK, Limited are recorded in pounds sterling. Upon consolidation of this subsidiary into our consolidated financial statements, we translate the balance sheet monetary asset and liability accounts to the U.S. dollar based on exchange rates as of the balance sheet date; balance sheet non-monetary asset and liability accounts are translated into the U.S. dollar at historical exchange rates; and all statements of operations and cash flows amounts are translated into the U.S. dollar at the average exchange rates for the period. Exchange gains or losses resulting from the translation of balance sheet accounts are included as a separate component of stockholders’ equity. In addition, we conduct clinical trials in foreign countries, exposing us to cost increases if the U.S. dollar declines in value compared to other currencies. We do not hedge our foreign exchange risks. We believe an immediate 10% change in exchange rates would not be material to our financial condition or results of operations.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

None.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Securities

On July 23, 2004, we issued an aggregate of 80,000 shares of our Series B Preferred Stock upon the exercise of a warrant held by SCP Private Equity Partners II, L.P. (“SCP”). We received $100,000 from the exercise of the warrant, which had a per share exercise price of $1.25. The exemption claimed for this issuance is Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated thereunder. SCP represented, in connection with the exercise of the warrant, that it was an “accredited investor” as defined in Regulation D of the Securities Act.

Use of Proceeds

On July 28, 2004, we sold 5,500,000 shares of our common stock in our initial public offering at a price of $7.50 per share pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-114685), which was declared effective by the Securities and Exchange Commission on July 23, 2004. After deducting expenses of the offering, we received net offering proceeds of approximately $36.5 million. During the period from the offering through September 30, 2004, we have used approximately $3.1 million of the net proceeds from our initial public offering for milestone obligations and other costs associated with the development of AA4500 for Peyronie’s Disease, Testim Phase IV clinical studies and development of an androgen replacement film and overactive bladder film. The remainder of the proceeds have been invested into short-term investment-grade securities and money market accounts. None of the net proceeds were directly or indirectly paid to: (i) any of our directors, officers or their associates; (ii) any person(s) owning 10% or more of any class of our equity securities; or (iii) any of our affiliates.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit No.	Description

3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 000-50855, and incorporated by reference herein).

10.1	Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.2	Registrant’s 2004 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

31.1	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, and Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

/s/ GERRI A. HENWOOD
Gerri A. Henwood
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2004

AUXILIUM PHARMACEUTICALS, INC.

/s/ CORNELIUS H. LANSING II
Cornelius H. Lansing II
Chief Financial Officer and Executive Vice President, Commercial Logistics (Principal Financial and Accounting Officer)

Date: November 5, 2004

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 000-50855, and incorporated by reference herein).

10.1	Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.2	Registrant’s 2004 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

31.1	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, and Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).