Form 10-K
period 2004-12-31
AUXILIUM PHARMACEUTICALS INC
filed 2005-04-15
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Common Stock, Par Value $0.01 Per Share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2004: Not applicable because trading of the registrant’s common stock on the NASDAQ National Market did not commence until July 23, 2004.

As of March 31, 2005, the number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 20,680,650.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 8, 2005, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

AUXILIUM PHARMACEUTICALS, INC.

FORM 10-K

December 31, 2004

This Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain projections relating to financial results, economic conditions, trends and known uncertainties. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed in the Report. You should review the “Factors That May Affect Our Future Results” section of this Report for a discussion of the important factors that could cause actual results to differ materially from those described in or implied by the forward-looking statements contained in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

ITEM 1.	Business

Overview

We are a specialty pharmaceutical company that develops and markets products for urology and sexual health. We currently market one product with a sales organization of more than 100 people and have three products in development. Our marketed product, Testim®, is a proprietary, topical 1% testosterone gel indicated for the treatment of hypogonadism. According to a 2001 article published in The Journal of Clinical Endocrinology & Metabolism, hypogonadism is a disorder that affects approximately 20% of the U.S. male population over age 50. We estimate there is a similar percentage of affected men in Europe. Hypogonadal men exhibit lower than normal levels of testosterone. Testosterone replacement therapy, or TRT, is the standard treatment for hypogonadism. According to IMS Health Inc., or IMS, a pharmaceutical market research firm, in 2004, U.S. TRT dollar sales grew by 15.2% to $459 million as compared to 2003, while total prescriptions grew by 6.1% to over 2.3 million as compared to 2003. U.S. TRT gel prescriptions grew at a greater rate, by 11.8% from 2003, according to IMS. According to the FDA, hypogonadism is often under diagnosed and under treated. We estimate about 5% of hypogonadal men currently receive TRT. Therefore, we believe the TRT market is poised to experience further growth due to increasing diagnosis and improving physician and patient awareness.

Testosterone gels constitute a substantial portion of the TRT market, representing 74.0% of dollar sales and 64.6% of total prescriptions in 2004, according to IMS. IMS reports that we have increased Testim’s share of monthly total testosterone gel prescriptions to 11.5% in December 2004. Since we launched Testim in the first quarter of 2003, total monthly Testim prescription units dispensed have increased from approximately 1,000 in March 2003 to approximately 19,800 in December 2004, according to IMS. Currently, there are two marketed testosterone gels, including Testim, and other TRT products include pills, injections, transdermal patches and a buccal tablet.

We believe Testim’s growth has been due to Testim’s favorable clinical profile, as well as the growth of the TRT market. We have conducted 13 clinical studies for Testim in over 1,600 patients, including five studies with currently marketed products. One single-dose study in 29 patients showed Testim produced 30% higher total testosterone absorption and 47% higher free testosterone absorption compared to another commercial gel. In the other two studies, Testim brought significantly more men with low testosterone to normalized 24-hour levels than a transdermal patch. We promote Testim with a sales organization of more than 100 people who call on prescribers of urology and sexual health drugs. We believe there is an opportunity to continue to increase sales of Testim through sales force detailing targeted to segmented physician groups, increased product awareness and label expansion.

In April 2005, we entered into a co-promotion agreement with Oscient Pharmaceuticals Corp., or Oscient. Under the terms of the agreement, Oscient will promote Testim to primary care physicians in the United States using its 250-person sales force, while Auxilium will continue to promote Testim using its specialty sales force that calls on urologists, endocrinologists and select primary care physicians. Oscient is obligated to commence co-promotion of Testim by May 9, 2005.

In February 2005, we entered into an additional license agreement for products with Formulation Technologies, L.L.C., also known as PharmaForm, our partner in development of transmucosal film product candidates. This new license agreement grants us the exclusive right to develop, manufacture and market eight products for the management of pain, including acute and chronic pain. Our first license agreement with PharmaForm dates back to June 2003 when we were granted a license to develop, make and sell products that contain hormones or that are used to treat urologic disorders and which incorporate PharmaForm’s oral transmucosal film technology. We are currently developing two product candidates using this technology: an androgen, or hormone, replacement therapy and a therapy to treat overactive bladder.

In June 2004, we in-licensed, from BioSpecifics Technologies Corp., or BioSpecifics Technologies, AA4500, an early Phase II product candidate for the treatment of Peyronie’s Disease that may also prove useful for the treatment of Dupuytren’s Disease. Peyronie’s Disease is the development of scar tissue in the shaft of the penis which can cause pain on erection and prevent normal intercourse. We believe no medical treatments have demonstrated efficacy for the symptoms of Peyronie’s Disease in controlled clinical trials. This disease predominantly affects men over age 50, according to an article published in International Journal of Impotence Research in 2002. Dupuytren’s Disease is a condition that causes a patient’s fingers to contract permanently, thereby impairing the functioning of the hand. Surgery is the only effective treatment at present. Due to the recurrent nature of the disease, multiple corrective surgeries become increasingly complex.

Urology and Sexual Health Market Opportunity

The urology market includes the treatment of diseases and disorders of the urinary tract and reproductive organs such as benign prostatic hypertrophy, or BPH. BPH is a benign prostate enlargement that results in obstruction of the urinary tract. The sexual health market includes the treatment of diseases and disorders associated with poor or non-functioning sexual organs such as hypogonadism, male or female sexual dysfunction, and Peyronie’s Disease. Physicians focused on these disorders include urologists, some endocrinologists, HIV treatment specialists, and a select group of internal medicine and primary care physicians. Our sales force calls on over 14,000 physicians practicing within these fields.

Until recently, treatment for many urologic and sexual health disorders was viewed as medically unnecessary. As a result, these disorders were under treated or not treated at all. This dynamic has changed as treatment options have improved and as physicians and patients have begun to appreciate the benefits of treatment. This increased awareness has resulted in marked growth in the drug categories for erectile dysfunction and BPH. For example, according to EvaluatePharma, a pharmaceutical market research firm, annual sales of erectile dysfunction drugs, such as Viagra, grew from less than $100 million to greater than $2 billion between 1997 and 2003. EvaluatePharma has reported that the BPH market, which includes products such as Proscar and Flomax, grew from approximately $450 million to over $3 billion from 1992 to 2003.

We believe there are numerous underdeveloped and unaddressed markets in the urologic and sexual health treatment markets that are poised for development and growth. We believe this growth will be driven by a number of factors, including the following:

•	Increased attention and awareness. We believe that there is a growing interest among patients and prescribers in maintaining or improving urologic and sexual function with age. We also believe that the marketing programs of large pharmaceutical companies for erectile dysfunction products have facilitated a more open patient-doctor dialogue.

•	Unmet needs. There are a number of urologic and sexual health conditions that we believe are underserved, such as hypogonadism, or are without adequate treatment, such as Peyronie’s Disease, premature ejaculation, BPH, etc.

•	Aging of the population. As the baby-boom generation ages, more patients will experience these disorders resulting in a larger population of patients that will be suitable candidates for our products.

Hypogonadism Market

Hypogonadism is a disorder that affects approximately 20% of the U.S. male population over age 50. We estimate there is a similar percentage of affected men in Europe. Many hypogonadal men are becoming aware that their symptoms are not a normal part of aging and can be treated. Clinicians are also becoming more aware of the increased prevalence of low testosterone in several disease states. We believe that approximately 30% of Type 2 male diabetics, according to an article by Dhindsa, et al published in the Journal of Clinical Endocrinology and Metabolism in November 2004, and 50% of men with acquired immune deficiency syndrome, or AIDS, are hypogonadal, according to an article published by Dobs, et al in the American Journal of Medicine in March 1988. Furthermore, according to an article published by Shabsigh in the Journal of International Impotence Research in August 2003, approximately 10-20% of men diagnosed with erectile dysfunction, or ED, are reported to have hormonal abnormalities or low testosterone. Although the etiology and relationship of hypogonadism in these populations may differ, the symptoms remain similar.

According to an article published in The Journal of Urology in March 2000, hypogonadal men exhibit lower than normal levels of testosterone, resulting in a variety of symptoms including:

•	low energy levels;

•	loss of sex drive;

•	decreased sexual performance;

•	loss of muscle mass;

•	reduced bone density;

•	increased body fat; and

•	mild depression.

Restoring testosterone to normal levels through TRT can relieve these symptoms. TRT is typically a long-term treatment. According to IMS, in 2004, U.S. TRT dollar sales grew by 15.2% to $459 million as compared to 2003, while total prescriptions grew by 6.1% to over 2.3 million as compared to 2003. Gels comprise a majority of the TRT market due, primarily, to fewer side effects than are more commonly associated with the other types of TRT. According to IMS, in 2004, U.S. TRT gel prescriptions grew by 11.8% from 2003. Recently, routine testing of testosterone levels has become a more common part of men’s health evaluations by specialists, yet testosterone testing is still relatively new among the majority of primary care physicians. We estimate only about 5% of hypogonadal men currently receive TRT. We believe the TRT market will continue to grow through increasing diagnosis and increasing physician and patient awareness.

Testim

Testim is a proprietary, topical 1% testosterone gel that treats hypogonadism by raising testosterone blood levels back to normal for the 24-hour period following application. Testim is packaged in convenient, easy-to-open, single-use tubes. Patients apply Testim once a day to the upper arms and shoulders and its active ingredient, testosterone, is absorbed through the skin and into the bloodstream.

We received FDA marketing approval for Testim in October 2002 and began selling it in the first quarter of 2003. We estimate total prescription units dispensed for Testim based on data provided by IMS. We combine data from IMS’ Nation Prescription Audit, or NPA, with estimates we derive from their National Sales Perspective, or NSP. NPA data covers prescriptions filled by retail pharmacies, mail order pharmacies and long-term care facilities, but does not cover prescriptions filled by non-retail outlets such as clinics, U.S. Federal facilities and HMOs. We estimate prescriptions filled in the non-retail channel based on shipments of Testim into that channel derived from IMS’ NSP data. Based on data from all reporting channels, we estimate that Testim quarterly prescription units dispensed were:

(1)	Data represents Testim-units dispensed, according to IMS NPA audits with the addition of other non-retail reporting outlets, such as clinics, HMO’s, U.S. Federal facilities, etc.

Testim’s Advantages

We believe that Testim’s growth can be attributed to the following:

Clinical data support the advantages of Testim. We have designed and conducted our clinical trials to provide prescribing physicians with comprehensive information regarding Testim’s benefits. Since 2001, we have completed 13 clinical studies involving 1,600 patients. We conducted five of these studies using Testim and other TRT products, including a transdermal patch and the other commercial gel. The results from these five studies taken together demonstrated that in patients with hypogonadism, testosterone levels are directly correlated with patient symptom improvement.

In 2001, we conducted our first clinical trial in 29 male patients with low testosterone in a single-dose study using Testim and another commercial gel. Testim-treated patients demonstrated 30% higher total testosterone absorption and 47% higher free, or readily available, testosterone absorption than in patients seen following application of another commercial gel. To build upon the Testim benefits demonstrated by this study, we conducted two Phase III clinical trials.

The first trial was conducted in the U.S. with 400 patients using Testim and a transdermal patch product. This trial was the largest placebo-controlled study ever conducted to evaluate the benefits and risks of testosterone replacement therapy. In this placebo-controlled study, we analyzed testosterone levels as well as a number of sexual function and body composition measurements. The results of this study have enabled us to provide comprehensive data to physicians regarding the benefits of Testim treatment as compared to pre-treatment levels. In this study, Testim normalized 24-hour testosterone levels in a substantially larger number of men than a transdermal patch.

The second trial was conducted in Europe with 200 patients using Testim and a transdermal patch. The European study confirmed the results of the U.S. study.

We continue to conduct clinical studies to enhance the Testim data and to address the full patient population that could benefit from its use. For example, we completed a study in over 600 patients in December 2003 that demonstrated that overall sexual function and mood improves significantly by the end of the first week of Testim treatment. In 2004, two open studies were also completed that explored the effect of one tube of Testim per day compared to a similar dose of another commercial gel. The first study, undertaken in approximately 150 aging hypogonadal men, demonstrated that patients treated with Testim had comparatively greater improvement in overall satisfaction with their sex life, sex drive, and sexual function. As a result of these improvements, fewer Testim treated patients required an increase to a higher dose as compared to patients treated with the other commercial gel. In the second study, undertaken in approximately 50 HIV-positive hypogonadal men, a similar yet more pronounced pattern of results was evidenced.

More cost effective and convenient. We believe, based on clinical data regarding testosterone levels in patients, market feedback from physicians, and the results of our recently completed comparator trials, that a higher percentage of patients are treated with only one tube of Testim per day (one dose per day) compared to another commercial gel. We believe that one tube of Testim per day is an advantage for patients, because of less volume of drug to apply, and for payors, because of lower cost.

Broad prescription coverage. Currently, we have broad third-party payor reimbursement for Testim and are covered by the majority of reimbursement plans. Our efforts to achieve third-party payor coverage have expanded as we grow our national accounts group. Testim has advantaged coverage status compared to another commercial gel with managed care plans covering over 100 million lives. Advantaged coverage generally means lower co-pays for patients.

Strategy

Our goal is to build a leading urology and sexual health pharmaceutical company. Our strategy for achieving this goal includes the following key elements:

Increase Testim market penetration. Through better physician targeting and greater sales efficiencies, we intend to improve our sales force effectiveness. We intend to continue to work with accredited education groups, thought leaders and professional organizations to better educate physicians about diagnosis and the benefits of TRT treatment, including Testim. We also have entered into two marketing and distribution collaborations with partners. Bayer, Inc., or Bayer, will market Testim in Canada and Ipsen Farmaceutica, B.V., or Ipsen, will market Testim in the rest of the world, excluding the U.S., Canada, Japan and Mexico.

Expand market opportunities for Testim. There are some diseases where low testosterone levels may have an impact on an underlying disease. Consequently, we are conducting Phase IV clinical trials to address Testim’s effect on a variety of conditions and to expand Testim’s marketing and, potentially, its prescribing information. For example, some men with erectile dysfunction are also hypogonadal. A Phase IV clinical trial, currently underway, evaluates the safety of concomitant treatment with PDE-5 inhibitor erectile dysfunction products (Viagra®, Pfizer; Cialis®, ICOS/Lilly; Levitra®; Bayer/GSK/SGP) and Testim. In the fourth quarter of 2004, we began a clinical study in diabetic hypogonadal men to evaluate the impact of testosterone normalization on certain aspects of blood glucose control.

Leverage our sales force. Many disorders in the urology and sexual health markets have patient populations which generate limited interest from large pharmaceutical companies. We are continually engaged in discussions with potential partners or licensors about product opportunities. We believe our sales force makes us attractive to companies who may wish to sell or partner their under-promoted or underdeveloped products. Through the addition of products and continuing sales efficiencies, we intend to improve profitability although the timing of such events is uncertain. We are evaluating opportunities to collaborate with a co-promotion partner or partners for the promotion of Testim in the U.S.

Successfully develop urology and sexual health products. We have an experienced development and regulatory team that has a proven track record. We intend to draw upon our track record and experience to identify and successfully develop product candidates, including our current product candidates. We believe these competencies also make us attractive to companies that wish to license or partner their urology or sexual health products for commercialization or development.

Product Development Pipeline

We have an experienced management and business development team. We have assembled a team for product development and regulatory affairs with a proven track record for bringing products to market. Our current product pipeline includes AA4500 for the treatment of Peyronie’s Disease, which may also prove useful for the treatment of Dupuytren’s Disease, an additional product for the treatment of hypogonadism, and a treatment for overactive bladder, a medical condition affecting both men and women characterized by urinary urgency and increased frequency of urination. All of these product candidates are in the early phases of development. None of our product candidates have progressed past the initial stages of Phase II clinical trials. We intend to leverage our sales force to commercialize these new products.

We target products that could be improved upon by more innovative, effective or easy to use products. We also target patient populations with an unmet need that have not yet attracted significant competitors.

AA4500

AA4500 is an enzyme which has been used in the treatment of excess collagen deposits. To date, it has been employed in early clinical trials to treat Peyronie’s Disease and Dupuytren’s Disease for which indications the product has been granted orphan drug status by the FDA. We believe that additional studies in these indications will commence sometime during the second half of 2005 or early 2006.

Peyronie’s Disease

Peyronie’s Disease is the development of scar tissue in the shaft of the penis which can cause pain on erection and prevent intercourse. Peyronie’s Disease is typically caused by trauma and affects men over 50 years old, according to an article published in International Journal of Impotence Research in 2002. Generally, Peyronie’s Disease is treated by urologists. We believe no medical treatments have demonstrated efficacy for Peyronie’s Disease in controlled clinical trials. Surgical treatment may be an option for some patients, although complications can arise and a loss of penile length can occur.

AA4500 is injected into the affected area in an out-patient procedure to soften and reduce the size of the scar tissue and straighten the curvature of the penis. BioSpecifics Technologies conducted early Phase II clinical work with AA4500 in patients with Peyronie’s Disease. Early clinical evidence indicates that the product reduces scar tissue size and the curvature of the penis. Additional dose optimization studies will be needed once a current Good Manufacturing Practices, or cGMP, manufacturing process is in place.

Dupuytren’s Disease

We believe AA4500 may have uses in disorders other than Peyronie’s Disease which involve scarring and collagen deposits such as Dupuytren’s Disease. Dupuytren’s Disease is a condition that affects the connective tissue that lies beneath the skin in the palm of the hand. The disease is progressive in nature. First, painful nodules develop in the palm as collagen deposits accumulate. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, a Dupuytren’s patient’s fingers contract and the function of the hand is impaired. Surgery is the only effective treatment at present. Due to the recurrent nature of the disease, multiple corrective surgeries become increasingly complex.

AA4500 has been shown in early Phase II clinical studies conducted by BioSpecifics Technologies to be a promising option in the treatment of Dupuytren’s Disease. AA4500 is injected directly into the cord and the procedure is performed on an outpatient basis. We have not yet determined whether to partner or out-license AA4500 for Dupuytren’s Disease or to commercialize it ourselves in the U.S. market.

Transmucosal Film Technology Platform

We have developed a new oral transmucosal drug delivery system based on patented technology licensed from PharmaForm. The basis of this technology is a film that adheres to the upper gum. We have the exclusive right to use this technology platform in therapeutic products that contain hormones or that treat urologic disorders and in certain pain products. We currently are developing two product candidates using this technology: an androgen, or hormone, replacement therapy and a therapy to treat overactive bladder. In February 2005, we entered into an additional license agreement with PharmaForm where we were granted to exclusive rights to develop eight analgesic compounds using PharmaForm’s oral transmucosal delivery system. We believe the key benefits of these products could include high absorption, less frequent dosing and a relatively low cost of goods.

Androgen Replacement Film

We are developing an androgen replacement film for the treatment of hypogonadism using the transmucosal film technology. This product candidate may provide an important line extension for the Testim brand. If approved, the androgen replacement film will provide physicians with a novel treatment alternative. The most likely patient candidates for this treatment option are those that require more androgen than topical products can deliver in a single dose or patients who prefer a dosage form other than currently available treatments.

We have conducted four Phase I studies in Europe with the androgen replacement film in 60 men with low testosterone. Our studies demonstrated that the androgen replacement film was well tolerated and the drug was well absorbed with approximately 80% of the drug delivered and available to the body. The film provided significantly increased levels of the androgen within one hour of application. Although the trial results were positive, no assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in earlier trials or studies does not mean that subsequent trials or testing will confirm earlier findings. A Phase II proof-of-principle study was initiated in late 2004 in which hypogonadal men will be treated for 14 days. We believe top-line results will be available in the second quarter of 2005. We completed a manufacturing scale-up batch in the fourth quarter of 2004.

Overactive Bladder Film

According to an article published in The Journal of Urology in August 2002, overactive bladder affects an estimated 13 million people in the U.S. We believe this disorder tends to be underreported by those who suffer from it despite the negative effects on their lives. We estimate sales of pharmaceutical products for overactive bladder exceeded $1.0 billion in 2004. Our focus will be on a portion of this market that could be served by our sales force. We may also seek to partner with other companies to access the broader overactive bladder market.

A leading oral treatment option for overactive bladder is oxybutynin in both immediate release, or IR, and extended release forms. We believe the major limitation of these drugs is their side effects such as dry mouth, gastrointestinal disorders, difficulty in concentration and visual disturbances. A recently introduced transdermal patch, which is applied once every three days, appears to have equivalent efficacy to oral medications such as oxybutynin IR but with better tolerability, except for skin reactions at patch application sites, according to an article published in The Journal of Urology in August 2002.

We are developing oxybutynin transmucosal film formulations using the film technology licensed from PharmaForm. We believe the transmucosal film delivery of oxybutynin may provide equal or improved efficacy, and may limit the side effects seen with other overactive bladder therapies. However, no assessment of the efficacy or safety of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Success in earlier trials or studies does not mean that subsequent trials or testing will confirm earlier findings. We are exploring both short-acting and long-acting formulations. Laboratory scale formulations have been produced and are currently being evaluated. We initiated the first Phase I study in December 2004, and commenced patient dosing in January 2005.

Other Non-Clinical Development

In February 2005, we signed a license agreement with PharmaForm for the use of eight analgesic compounds in the transmucosal film delivery system. We believe the next step will be to evaluate data from formulation feasibility and non-clinical studies.

Pain therapeutics are also frequently prescribed by many of the physicians that our sales force currently calls on. We may seek to partner broader pain opportunities.

Sales, Marketing and Distribution

We have an experienced sales and marketing organization in the U.S. of more than 100 people and associated support staff. We have a sales automation system that allows us to track our selling efforts and analyze the effectiveness of our various programs. Our medical sales consultants are based in or around metropolitan areas that we believe have sufficient density of potential prescribers and patients. They target urologists, endocrinologists, HIV specialists and selected primary care physicians. Within these categories, our sales force calls on physicians that are prescribers of TRT products.

In addition, we actively seek out relationships with third-party payors in order to establish Testim as a preferred TRT product. We intend to continue to improve our status with managed care providers based upon Testim’s demonstrated clinical advantages.

We use a third-party distributor, ICS, a division of AmerisourceBergen, for commercial distribution activities. The majority of our sales in the U.S. are to pharmaceutical wholesalers that, in turn, distribute product to chain and other retail pharmacies, hospitals, mail-order drug providers and other institutional customers. Approximately 87% of Testim purchases are from four customers: Cardinal Health, McKesson, AmerisourceBergen and Walgreens. Outside of the U.S., we currently rely on third-parties to market, sell and distribute Testim and any of our product candidates for which we receive marketing approval from any foreign jurisdictions. For Canada, we have an agreement with Bayer to market and distribute Testim. We have entered into an agreement with Ipsen for the rest of the world, excluding the U.S., Canada, Japan and Mexico.

Co-Promote Agreement, Licensing Arrangements and Collaborations

We have entered into a co-promotion agreement for Testim in the United States.

Oscient Pharmaceuticals

In April 2005, we entered into a co-promotion agreement with Oscient. The agreement provides that Oscient will have the exclusive right to co-promote Testim jointly with us to primary care physicians in the United States using its 250-person sales force, while we will continue to promote Testim using our specialty sales force that calls on urologists, endocrinologists and select primary care physicians. Under the terms of the agreement, Oscient is obligated to commence co-promotion of Testim by May 9, 2005. We will compensate Oscient for its co-promotion services by paying Oscient a specified percentage of the gross profit from Testim sales attributable to primary care physicians in the United States generated by the combined sales force, that exceeds a specified sales threshold. The initial term of the agreement ends on April 30, 2007 and Oscient may extend the agreement for two consecutive two-year periods for a cumulative total of up to six years, provided that certain milestones for each extension have been met by Oscient.

Auxilium and Oscient will jointly develop a promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of Testim in the U.S. primary care physician market. The budget for the promotion plan will be determined jointly by Auxilium and Oscient on an annual basis and each party will share equally in the expenses. Each party will be responsible for the costs associated with its own sales force. Auxilium currently estimates that the total projected budget, that will be shared equally, for marketing and promotion of Testim in the primary care physician market in the U.S. will be approximately $10.5 million in 2005 and approximately $13.0 million in 2006.

We have entered into agreements for the in-licensing of technology and products. Additionally, we have secured collaboration partners for the sale of Testim in geographic locations where we do not have our own sales force. We intend to pursue other licensing agreements and collaborations in the future.

Bentley Pharmaceuticals

We entered into two separate license agreements with Bentley Pharmaceuticals, Inc., or Bentley, that give us access to Bentley’s patented transdermal gel technology. In May 2000, Bentley granted us an exclusive, worldwide, royalty-bearing license to make and sell products incorporating Bentley’s formulation technology that contains testosterone. The term of this agreement is determined on a country by country basis and extends until the later of patent right termination in a country or 10 years from the date of first commercial sale. We produce Testim under this license. Bentley has filed a new patent application in the U.S., Europe and Japan, which, if issued, could provide additional patent protection for Testim. In May 2001, Bentley granted to us similar rights for a product containing another hormone, the term of which is perpetual. Under these agreements, we are required to make up-front and milestone payments to Bentley upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval.

In addition to our royalty obligations, to date, we have paid Bentley $0.6 million of up-front payments and milestones under our in-license agreements. If all events under our Bentley in-license agreements occur, we would be obligated to pay a maximum of an additional $1.0 million in milestone payments. The timing of the above payments, if any, is uncertain.

PharmaForm

In June 2003, we further expanded our drug delivery technology portfolio by entering into a license agreement with PharmaForm. Under this agreement, PharmaForm granted to us an exclusive, worldwide, royalty-bearing license to develop, make and sell products that contain hormones or that are used to treat urologic disorders incorporating PharmaForm’s oral transmucosal film technology for which there is an issued patent in the U.S. The term of this license agreement is for the life of the licensed patents.

In February 2005, we entered into an additional License Agreement with PharmaForm. Under this agreement, we were granted exclusive, worldwide royalty-bearing rights to develop, manufacture and market eight analgesic compounds using PharmaForm’s proprietary transmucosal film technology for the management of pain, including acute and chronic pain. The compounds that may be developed include opioids as well other types of analgesics.

In 2005, we paid an up-front payment of $0.5 million and could make up to an additional $21.2 million contingent milestone payments if all underlying events for these eight products occur. In addition, we will have on-

going royalty payment obligations to PharmaForm. We do not anticipate making any additional milestone payments to PharmaForm through December 31, 2005. The timing of the remaining payments, if any, is uncertain.

To speed the development of products using the licensed technology from PharmaForm, we have entered into a separate research and development agreement with PharmaForm on a fee for service basis. We will be the sole owner of any intellectual property rights developed in connection with this agreement. We expect to incur at least $0.7 million under the research and development agreement through December 31, 2005.

BioSpecifics Technologies

In June 2004, we entered into a license and development agreement with BioSpecifics Technologies under which we were granted exclusive worldwide rights to develop with BioSpecifics Technologies, and market and sell, certain products containing BioSpecifics Technologies’ enzyme. Our licensed rights concern the development of products, other than dermal formulations labeled for topical administration, and we intend to develop such products for the treatment of Peyronie’s Disease and Dupuytren’s Disease, provided that we may expand the agreement, at our option, to cover other indications as they are developed by BioSpecifics Technologies or by us. The agreement requires us to make an up-front payment and payments upon the achievement of certain milestones. The term of this agreement is determined on a country by country and product by product basis for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. We may terminate the agreement with 90 days written notice. Under the terms of the agreement, BioSpecifics Technologies is responsible for supplying clinical and commercial product supplies; we, however, have the right to qualify a back-up supplier. We are in the process of qualifying a back-up supplier and negotiating the terms of an agreement with this back-up supplier for the production of clinical supply of AA4500, our Peyronie’s and Dupuytren’s Diseases product candidate. Upon completion of the qualification process, we expect to rely on this back-up supplier, rather than BioSpecifics Technologies, for our clinical supply of AA4500. We do not anticipate paying BioSpecifics Technologies the manufacturing process development milestones under our agreement.

We have paid BioSpecifics Technologies an aggregate of $5.0 million of up-front and milestone payments and if all events under our BioSpecifics Technologies in-license agreement occur, we would be obligated to pay a maximum of an additional $10.5 million in milestone payments. In addition, we will have on-going royalty payment obligations to BioSpecifics Technologies. Additional milestone obligations may be due if we exercise an option to license and develop AA4500 for additional medical indications. We anticipate making $3.0 million of milestone payments to BioSpecifics Technologies during 2005. The timing of the remaining payments, if any, is uncertain.

Bayer

We entered into an exclusive marketing and distribution agreement with Bayer in December 2003 to commercialize Testim in Canada. This agreement is effective for the life of the Bentley patent. The expiration of the Bentley patent in Canada is January 5, 2010. Bayer has a large commercial presence in Canada that includes approximately 450 sales representatives. We filed for regulatory approval of Testim in Canada in March 2004 and will not be able to sell Testim in Canada until regulatory approval is granted. The terms of this agreement require Bayer to purchase all Canadian Testim supply from us and to make up-front, milestone and royalty payments. The milestone payments are due upon contract signing, filing for regulatory approval in Canada, the first sale of Testim in Canada and upon achieving specified sales levels. The royalty payments are based on net product revenue and are similar to the royalty payments due to Bentley.

Ipsen

We entered into a license and distribution agreement with Ipsen in March 2004. This agreement is exclusive and royalty-bearing for the longer of ten years from the date of first commercial sale by country or the life of the Bentley patent, including any newly issued patents. The European patent that we license from Bentley for Testim expires in 2006. Bentley has filed a new patent application in the U.S., Europe and Japan, which, if issued, could provide additional patent protection for Testim. Ipsen is a European pharmaceutical company with a worldwide commercial presence and a strong urology focus. Ipsen currently has operations in 110 countries and has approximately 3,700 employees. Under this agreement, we granted Ipsen an exclusive license to use and sell Testim on a worldwide basis outside the U.S., Canada, Mexico and Japan. The United Kingdom was the first country outside of the U.S. where regulatory approval to market Testim was obtained. A mutual recognition application based on the United Kingdom approval was initiated on March 30, 2004 in order to obtain additional European approvals. The procedure was completed on June 28, 2004 and resulted in scientific approval in the following 14 additional countries: Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain and Sweden. Marketing approvals are issued in these countries once local administrative procedures to finalize the packaging text have been completed. To date, marketing approvals have been issued in Belgium, Denmark, Finland, Germany, Iceland, the Netherlands, Norway, Portugal, Spain and Sweden. Testim was launched in Germany in January 2005. Under the terms of our agreement, Ipsen will seek regulatory approval in those non-European Union countries in which it wishes to sell our product. The terms of this agreement require Ipsen to purchase all Testim supply from us or exercise their conditional option for a technology transfer and to make up-front, milestone and royalty payments. The milestone payments are due upon contract signing, regulatory approval, product launch in various countries and supply price reductions. The royalty payments are based on net product revenue and are similar to royalty payments due to Bentley.

We do not anticipate sales of Testim outside of the U.S. pursuant to our collaborations with Bayer and Ipsen to have a material impact on our revenues or profitability. We believe that the primary benefit of these agreements is the demonstration of our global development and commercialization capabilities to future licensors, as well as providing us with up-front and milestone payments and opportunities for manufacturing efficiencies through increased sales of Testim.

Through December 31, 2004, we have collected $8.1 million in up-front and milestone fees from Bayer and Ipsen. We can potentially collect up to an additional $9.5 million in milestone fees under the Ipsen collaboration and up to $1.6 million under the Bayer collaboration, if all underlying events occur. The timing of the above payments, if any, is uncertain.

Manufacturing

We currently use, and expect to continue to depend on, contract manufacturers to manufacture Testim. We also anticipate that we will depend on contract manufacturers to manufacture any products for which we receive marketing approval, and to produce sufficient quantities of our product candidates for use in preclinical and clinical studies. Our manufacturers may encounter production difficulties, may not perform as agreed or may terminate their agreements with us.

The manufacture of pharmaceutical products requires significant expertise and capital investment. We believe our reliance on contract manufacturing helps us control our expenses as the construction, maintenance and insurance of pharmaceutical manufacturing facilities requires large amounts of capital.

Testim is manufactured for us by DPT Laboratories under the terms of a manufacturing and supply agreement that we entered into in May 2002. Pursuant to the terms of the agreement, we pay DPT for manufacturing fees, which are renegotiated at the beginning of each calendar year, and for materials. This agreement expires at the end of 2005, but may be extended by mutual agreement of the parties or upon DPT’s acceptance of a purchase order after expiration of the initial term. DPT may terminate the agreement only upon our insolvency or bankruptcy or upon our breach of the agreement. In the event of a breach or if we cannot renew our manufacturing agreement with DPT or otherwise enter into a commercially viable agreement with another manufacturer, our business will suffer. We are continuing to explore the qualification of alternate contract manufacturers.

Testosterone, a non-animal derived hormone, is currently available to us from only two sources. We purchase testosterone from both sources but do not have an agreement with either of these suppliers. We acquire pentadecalactone, or CPD, a critical ingredient for the manufacture of Testim, from a single source. We endeavor to maintain an adequate inventory of the key ingredients of Testim. If we are unable to obtain any of these ingredients, in particular CPD, on a timely basis or on commercially reasonable terms, our business will suffer.

BioSpecifics Technologies is responsible for supplying clinical and commercial product supplies of AA4500, our Peyronie’s and Dupuytren’s Diseases product candidate. Under the terms of our agreement with BioSpecifics Technologies, we have the right to qualify a back-up supplier. We are in the process of qualifying a back-up supplier and negotiating the terms of agreement with this back-up supplier for production of our clinical supply of AA4500. Upon completion of the qualification process, we expect to rely on this back-up supplier, rather than BioSpecifics Technologies, for our clinical supply of AA4500.

Our contract manufacturers are subject to an extensive governmental regulation process. Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with cGMP. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have established an internal quality control and quality assurance program, including a set of standard operating procedures and specifications.

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

Competition

We face competition in North America, Europe and elsewhere from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Many of our competitors have substantially greater financial, technical and human resources than we have and may, subsequently, develop products that are more effective, safer or less costly than any that have been or are being developed by us. Our success will depend on our ability to acquire, develop and commercialize products and our ability to establish and maintain markets for Testim or any products for which we receive marketing approval.

The primary competition for Testim in the testosterone gel market is AndroGel, marketed by Solvay Pharmaceuticals. Solvay is a much larger company than we are with greater resources and greater ability to promote its products through a larger sales force. AndroGel was launched three years before Testim and, according to IMS, has a much larger share of the testosterone gel market than we do and also accounted for approximately 58% of total TRT prescriptions in 2004. Testim also competes with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a buccal tablet. Generally, transdermal gels are more expensive than patches and injectables. AndroDerm is a transdermal testosterone patch marketed by Watson Pharmaceuticals. AndroDerm is the leading patch product and accounted for approximately 13% of total TRT prescriptions in 2004. Many of our competitors, such as Solvay, have substantially greater financial, technical and human resources than we have. These resources may be used to more effectively develop, market or acquire products and technologies. On January 31, 2005 Solvay announced a partnership with ICOS to co-promote AndroGel. We believe, based on public disclosures, that the agreement is for the U.S. and extends through at least 2006 with a renewal option. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. In addition, our competitors are developing new TRT treatments.

In July 2003 at least two companies, Watson and Par Pharmaceuticals, filed abbreviated new drug applications, or ANDAs, with the FDA to be approved as generics for AndroGel. In response to these ANDAs,

Solvay filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. Any generic for AndroGel will not be a generic for Testim. On November 1, 2004, Par Pharmaceuticals’ partner, Paddock Laboratories, received tentative approval of its ANDA from the FDA but cannot market its generic of AndroGel® until the Solvay action is resolved and until final approval is received from the FDA. The final approval of either or both of these ANDAs would result in increased competition for Testim, most likely, at lower prices.

Other pharmaceutical companies may develop generic versions of any products that we commercialize that are not subject to patent protection or other proprietary rights. Governmental and other cost containment pressures may result in physicians writing prescriptions for these generic products.

In addition to potential generic competition, several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. Cellegy Pharmaceuticals submitted a new drug application, or NDA, to the FDA for the approval of a testosterone gel that the FDA rejected in 2003. In April 2004, clinical results from a Phase I study with several formulations of testosterone gels by Cellegy were published. In addition, BioSante Pharmaceuticals licensed a testosterone gel in 2000 which is currently reported to be in late stage development. MacroChem has also developed a testosterone gel that is currently in Phase I studies. Other new treatments are being sought for TRT, including a new class of drugs called Selective Androgen Receptor Modulators, or SARMs. SARMs are in the early stages of development and their future impact on the treatment of testosterone deficiency is unknown.

Finally, we face extensive competition in the acquisition or in-licensing of pharmaceutical products to enhance our portfolio of products. A number of more established companies, which have strategies to in-license or acquire products, may have competitive advantages as may other emerging companies taking similar or different approaches to product acquisitions. In addition, a number of established research-based pharmaceutical and biotechnology companies may acquire products in late stages of development to augment their internal product lines. These established companies may have a competitive advantage over us due to their size, resources and experience.

Government Regulation

Government authorities in the U.S., at the federal, state, and local level, and foreign countries extensively regulate, among other things, the following areas relating to our products and product candidates:

•	research and development;

•	testing, manufacture, labeling and promotion;

•	advertising, distribution, sampling and marketing; and

•	import and export.

All of our products require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local, and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the compliance with federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, the current regulatory and political environment at FDA could lead to increased data requirements which could impact regulatory timelines and costs.

We have received marketing approval for Testim for the indication of hypogonadism in the U.S. and the United Kingdom. We have applied for marketing approval for Testim in Canada and have filed a marketing authorization approval for Testim under the European Union’s mutual recognition procedure. The mutual recognition application based on the United Kingdom approval was initiated on March 30, 2004. The procedure was completed on June 28, 2004 and resulted in scientific approval in the following 14 additional countries: Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain and Sweden. Marketing approvals are issued in these countries once local administrative procedures to finalize the packaging text have been completed. To date marketing approvals have been issued in Belgium, Denmark, Finland, Germany, Iceland, the Netherlands, Norway, Portugal, Spain and Sweden. Testim was launched in Germany in January 2005. None of our other product candidates has received marketing approval.

U.S. Government Regulation

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. If we fail to comply with the applicable requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include:

•	refusal to approve pending applications;

•	withdrawals of approvals;

•	clinical holds;

•	warning letters;

•	product recalls and product seizures; and

•	total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution.

Currently there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S.

Any agency enforcement action could have a material adverse effect on us.

The steps required before a drug may be marketed in the U.S. include:

•	preclinical laboratory tests, animal studies and formulation studies;

•	submission to the FDA of an investigational new drug exemption, or IND, which must become effective before human clinical trials may begin;

•	execution of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication for which approval is sought;

•	submission to the FDA of a new drug application, or NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP; and

•	FDA review and approval of the NDA, including, if applicable, a determination of its controlled substance schedule.

Preclinical studies generally are conducted in laboratory animals to evaluate the potential safety and activity of a product. Violation of the FDA’s good laboratory practices regulations can, in some cases, lead to invalidation of the studies, requiring these studies to be replicated. In the U.S., drug developers submit the results of preclinical trials, together with manufacturing information and analytical and stability data, to the FDA as part of the IND, which must become effective before clinical trials can begin in the U.S. An IND becomes effective 30 days after receipt by the FDA unless before that time the FDA raises concerns or questions about the proposed clinical trials outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these concerns or questions are unresolved, the FDA may not allow the clinical trials to commence.

Clinical trials involve the administration of the investigational product candidate or approved products to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in assessing the safety and the effectiveness of the drug. Typically, clinical evaluation involves a time-consuming and costly three-phase sequential process, but the phases may overlap. Each trial must be reviewed, approved and conducted under the auspices of an independent institutional review board, and each trial must include the patient’s informed consent. The following sets forth a brief description of the typical phases of clinical trials:

Phase I	Refers typically to closely monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or healthy volunteer subjects. Phase I clinical trials are designed to determine the safety, metabolism and pharmacologic actions of a drug in humans, the potential side effects of the product candidates associated with increasing drug doses and, if possible, to gain early evidence of the product candidate’s effectiveness. Phase I trials also include the study of structure-activity relationships and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes. During Phase I clinical trials, sufficient information about a drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid Phase II studies. The total number of subjects and patients included in Phase I clinical trials varies, but is generally in the range of 20 to 80 people.

Phase II	Refers to controlled clinical trials conducted to evaluate appropriate dosage and the effectiveness of a drug for a particular indication or indications in patients with a disease or condition under study and to determine the common short-term side effects and risks associated with the drug. These clinical trials are typically well controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects.

Phase III	Refers to expanded controlled and uncontrolled clinical trials. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. Phase III clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labelling. Phase III trials usually include from several hundred to several thousand subjects.

Phase IV	Refers to trials conducted after approval of a new drug and which explore approved uses and approved doses of the product. These trials must also be approved and conducted under the auspices of an institutional review board.

Clinical testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the first three phases of clinical trials that are conducted in the U.S. and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA can also provide specific guidance on the acceptability of protocol design for clinical trials. The FDA or we may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval. During all clinical trials, physicians monitor the patients to determine effectiveness and to observe and report any reactions or other safety risks that may result from use of the drug candidate.

Assuming successful completion of the required clinical trial, drug developers submit the results of preclinical studies and clinical trials, together with other detailed information including information on the manufacture and composition of the product, to the FDA, in the form of an NDA, requesting approval to market the product for one or more indications. In most cases, the NDA must be accompanied by a substantial user fee. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use.

Before approving an application, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve the application unless cGMP compliance is satisfactory. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the application by issuing a “not approvable” letter.

The testing and approval process requires substantial time, effort and financial resources, which may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications or place other conditions on distribution as a condition of any approvals, which may impair commercialization of the product. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

If the FDA approves the new drug application, the drug can be marketed to physicians to prescribe in the U.S. After approval, the drug developer must comply with a number of post-approval requirements, including delivering periodic reports to the FDA, submitting descriptions of any adverse reactions reported, and complying with drug sampling and distribution requirements. The holder of an approved NDA is required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP which imposes procedural and documentation requirements relating to quality assurance and quality control. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional studies to evaluate long-term effects.

In addition to studies requested by the FDA after approval, a drug developer may conduct other trials and studies to explore use of the approved compound for treatment of new indications, which require FDA approval or new labeling claims. The purpose of these trials and studies is to broaden the application and use of the drug and its acceptance in the medical community.

We use, and will continue to use, third-party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills on some kinds of pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Testosterone, the active drug substance in Testim, has been scheduled under the Controlled Substances Act as a Schedule III substance. All regular Schedule III drug prescriptions must be signed by a physician and may not be refilled. Furthermore, the amount of Schedule III substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand, if any. In addition to federal scheduling, Testim is subject to state controlled substance regulation, and may be placed in more restrictive schedules than those determined by the U.S. Drug Enforcement Agency and the FDA. However, to date, testosterone has not been placed in a more restrictive schedule by any state.

Foreign Regulation

Whether or not we obtain FDA approval for a product, we must obtain approval of a clinical trial or product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered with the three-phase sequential process that is discussed above under “Government Regulation.” However, the foreign equivalent of an IND is not a prerequisite to performing pilot studies or Phase I clinical trials.

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. This authorization is a marketing authorization approval, or MAA. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization for a product may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure, or MRP.

We received approval for Testim in the United Kingdom in June 2003. A mutual recognition application based on the United Kingdom approval was initiated on March 30, 2004. The procedure was completed on June 28, 2004 and resulted in scientific approval in the following 14 additional countries: Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain and Sweden. Marketing approvals will be issued in these countries once local administrative procedures to finalize the packaging text have been completed. To date marketing approvals have been issued in Belgium, Denmark, Finland, Germany, Iceland, the Netherlands, Norway, Portugal, Spain and Sweden. Testim was launched in Germany in January 2005. In addition, in March 2004, we filed an application for Testim market authorization in Canada.

Furthermore, regulatory approval of prices is required in most countries other than the U.S. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our collaborators.

Third-party Reimbursement and Pricing Controls

In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. To date, we have not experienced any problems with third-party payors; however, third-party payors are increasingly challenging the prices charged for medical products and services. It is and will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicaid, Medicare and private payors. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our products.

In many foreign markets, including the countries in the European Union, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Patents and Proprietary Rights

Our success will depend in part on our ability to protect our existing products and the products we acquire or in-license by obtaining and maintaining a strong proprietary position both in the U.S. and in other countries. To develop and maintain such a position, we intend to continue relying upon patent protection, trade secrets, know-how, continuing technological innovations and licensing opportunities. In addition, we intend to seek patent protection whenever available for any products or product candidates and related technology we develop or acquire in the future.

We do not own any patents. We rely on patent protection of our licensors and on our trade secrets to maintain our competitive protection.

Bentley. We have licensed the underlying technology for Testim, our only approved product, from Bentley. The patent that we license from Bentley for Testim expires in June 2008 in the U.S., November 2006 in Europe and January 2010 in Canada. This patent covers methods and compositions for administering drugs, such as testosterone, across the skin and mucus membranes. Bentley has submitted a patent application for an additional formulation patent for Testim that, if issued, would provide us with further market protection around the world until approximately 2020. Testosterone, the active ingredient in Testim, does not have patent protection and is included in competing TRT products.

BioSpecifics Technologies. We licensed AA4500, our product candidate for the treatment of Peyronie’s Disease, from BioSpecifics Technologies. In addition to the marketing exclusivity which comes with its orphan drug status, the enzyme underlying this product candidate is covered by two use patents in the U.S., one for the treatment of Peyronie’s Disease and one for the treatment of Dupuytren’s Disease. The Peyronie’s patent expires in 2019 and the Dupuytren’s patent expires in 2014. The Dupuytren’s patent will be the subject of a reexamination proceeding or a reissue application in the U. S. Patent and Trademark Office, or USPTO, for the purpose of submitting prior art that was not previously submitted during the prosecution of the Dupuytren’s patent. As a result, the patent may or may not be allowed by the USPTO, and therefore, may or may not be valid and enforceable. Both patents are limited to the use of the enzyme for the treatment of Peyronie’s Disease and Dupuytren’s Disease within certain dose ranges. While we believe that dose optimization trials will demonstrate that effective dosing will fall within the patented range, currently, there is not enough data to establish whether the ultimate approved product will be covered by the patents. Foreign patents also cover these products in certain countries.

PharmaForm. We have licensed the transmucosal film technology for our androgen replacement and overactive bladder product candidates from PharmaForm. In addition, we recently obtained a license from PharmaForm for eight analgesic compounds for pain management using the transmucosal film technology. The U.S. patent that we license from PharmaForm expires in 2020.

The scope of the intellectual property rights held by pharmaceutical firms involve complex legal, scientific and factual questions and consequently are generally uncertain. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of our current patent applications, or the products or product candidates we develop, acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because patent applications in the U.S. and some other jurisdictions are sometimes maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or a foreign patent office to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued and challenged, in a court of competent jurisdiction would be found valid or enforceable. An adverse outcome could subject us to significant liabilities to third-parties, require disputed rights to be licensed from third-parties or require us to cease using such technology.

Although we believe these patent applications, if they issue as patents, will provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes, and may not be able to obtain patents from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect our technology. In addition, any patents or patent rights we obtain may be circumvented, challenged or invalidated by our competitors.

While we attempt to ensure that our product candidates and the methods we employ to manufacture them do not infringe other parties’ patents and proprietary rights, competitors or other parties may assert that we infringe on their proprietary rights. Additionally, because patent prosecution can proceed in secret prior to issuance of a patent, third-parties may obtain other patents without our knowledge prior to the issuance of patents relating to our product candidates which they could attempt to assert against us.

Although we believe that our product candidates, production methods and other activities do not currently infringe the intellectual property rights of third-parties, we cannot be certain that a third-party will not challenge our position in the future. If a third-party alleges that we are infringing its intellectual property rights, we may need to obtain a license from that third-party, but there can be no assurance that any such license will be available on acceptable terms or at all. Any infringement claim that results in litigation could result in substantial cost to us and the diversion of management’s attention away from our core business and could also prevent us from marketing our products. To enforce patents issued to us or to determine the scope and validity of other parties’ proprietary rights, we may also become involved in litigation or in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial costs to us or an adverse decision as to the priority of our inventions. We may be involved in interference and/or opposition proceedings in the future. We believe there will continue to be significant litigation in our industry regarding patent and other intellectual property rights.

We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets.

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third-parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Orphan Drug Status

The Orphan Drug provisions of the Federal Food, Drug, and Cosmetic Act provide incentives to drug and biologics suppliers to develop and supply drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the U.S. or, for a disease that affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for such disease or condition will be recovered from its sales in the U.S. Under these provisions, a supplier of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven year period of marketing exclusivity for that product for the orphan indication. The marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug for the same indication without demonstrating that it is clinically superior. It would not prevent other drugs from being approved for the same indication.

In the European Union, incentives for suppliers to develop medicinal products for the treatment of rare diseases are provided pursuant to the Orphan Medicinal Products Regulation. Orphan medicinal products are those products designed to diagnose, treat or prevent a condition which occurs so infrequently that the cost of developing and bringing the product to the market would not be recovered by the expected sale of the product. In the European Union, the criterion for designation is a prevalence of the relevant condition in no more than 5 per 10,000 of the population. The incentives include, among others, a reduction in the fees payable in respect of the marketing authorization application, protocol assistance for clinical trials in support of the application, and marketing exclusivity once the authorization is granted. In the European Union, marketing exclusivity is granted to products with an orphan drug designation for a period of 10 years during which the European Union will not accept another application for a marketing authorization for the same therapeutic indication in respect of a similar medicinal product, unless the second applicant can show its product is safer, more effective or otherwise clinically superior. A similar medicinal product is defined as a medicinal product containing a similar active substance as contained in the authorized orphan medicinal product.

The FDA granted orphan drug status to AA4500 in the U.S. for each of the treatments of Peyronie’s and Dupuytren’s Diseases, and we may file applications with the FDA requesting a transfer of the orphan drug designations from the current holder to us. Orphan drug status means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to seven years in the U.S.

The Hatch-Waxman Act

Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, newly approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active ingredient. The Hatch-Waxman Act prohibits an abbreviated new drug application, or ANDA, where the applicant does not own or have a legal right of reference to all the data required for approval, to be submitted by another company for another version of such drug during the five year exclusive period. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA, however, the applicant would be required to conduct its own adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new NDAs with new clinical trials for previously approved drugs and supplemental NDAs, for example, for new indications, dosages, or strengths of an existing drug, if new clinical investigations are essential to the approval. This three year exclusivity covers only the new changes associated with the supplemental NDA and does not prohibit the FDA from approving ANDAs for drugs containing the original active ingredient or indications.

The Hatch-Waxman Act also permits a patent extension term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent extension cannot extend the remaining term of a patent beyond a total of 14 years. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and it must be applied for prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for patent term extension.

Employees

As of December 31, 2004, we had 166 employees, of which 25 were in research and development, 113 were in sales and marketing and 28 were in general and administration. We believe that our relations with our employees are good and we have no history of work stoppages. Generally, our employees are at-will employees. However, we have entered into employment agreements with certain of our executive officers.

ITEM 2.	Properties

We currently lease approximately 16,274 square feet of space for our headquarters in Norristown, Pennsylvania under a lease that expires on January 31, 2006.

On December 31, 2004, we entered into a lease agreement for a new headquarters in Malvern, Pennsylvania. The facility consists of approximately 31,092 square feet of which approximately 26,130 square feet will be dedicated to office space and approximately 4,962 square feet will be dedicated to warehousing and packaging operations. The initial term of the lease is 90 months. The initial term will not begin until the landlord has substantially completed certain improvements to the facility. The landlord currently projects that these improvements will be completed in the summer of 2005.

ITEM 3.	Legal Proceedings

We are not engaged in any material legal proceedings.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the quarter ended December 31, 2004.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Auxilium Pharmaceuticals, Inc. common stock began trading on the NASDAQ National Market on July 23, 2004 under the symbol “AUXL”. Prior to that time there had been no market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock for the periods indicated, as reported by the NASDAQ National Market:

Period	High	Low
Third Quarter 2004 (beginning July 23)	$9.53	$6.74
Fourth Quarter 2004	$9.96	$7.55

Holders of Record

As of March 31, 2005, there were approximately 75 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

The information under the heading “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 8, 2005, to be filed with the SEC, is incorporated herein by reference.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2004, we did not issue any unregistered shares of our common stock.

Use of Proceeds From Registered Securities

On July 28, 2004, we sold 5,500,000 shares of our common stock in our initial public offering at a price of $7.50 per share pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-114685), which was declared effective by the Securities and Exchange Commission on July 23, 2004. After deducting expenses of the offering, we received net offering proceeds of approximately $36.5 million. During the period from the offering through December 31, 2004, we have used the net proceeds from our initial public offering as follows:

•	approximately $3.8 million to fund further commercialization of Testim, including Phase IV clinical studies;

•	approximately $3.0 million for milestone obligations and other costs associated with the development of AA4500 for Peyronie’s Disease; and

•	approximately $1.9 million to fund development of an androgen replacement film and overactive bladder film.

The foregoing amounts represent management’s reasonable estimate of the amount of net offering proceeds applied to such activity instead of the actual amount of net offering proceeds used. The remainder of the proceeds have been invested in short-term investment-grade securities and money market accounts. None of the net proceeds were directly or indirectly paid to: (i) any of our directors, officers or their associates; (ii) any person(s) owning 10% or more of any class of our equity securities; or (iii) any of our affiliates.

ITEM 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except share and per share data)

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 have been derived from our audited consolidated financial statements and related notes, which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from audited financial statements which do not appear in this Report. The historical results presented are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Net revenues	$27,025	$8,822	$—	$—	$—

Operating expenses:
Cost of goods sold	8,148	3,762	122	—	—
Research and development	15,993	7,175	14,130	16,294	2,943
Selling, general, and administrative	31,210	27,475	5,626	2,346	965

Total operating expensess	55,351	38,412	19,878	18,640	3,908

Loss from operations	(28,326)	(29,590)	(19,878)	(18,640)	(3,908)
Interest income (expense), net	(192)	(1,007)	334	188	81
Other income	—	1,722	—	—	—

Net loss	(28,518)	(28,875)	(19,544)	(18,452)	(3,827)
Accretion of redeemable convertible preferred stock	(395)	(490)	(384)	(154)	(53)
Deemed dividend to warrant holders	(173)	—	—	—	—
Dividends accrued on redeemable convertible preferred stock	—	(3,909)	(4,554)	(1,230)	(228)

Net loss applicable to common stockholders	$(29,086)	$(33,274)	$(24,482)	$(19,836)	$(4,108)

Basic and diluted net loss per common share (1)	$(3.11)	$(59.08)	$(51.49)	$(42.78)	$(9.87)

Weighted average common shares outstanding (1)	9,361,153	563,194	475,458	463,626	416,175

(1)	The increase in weighted average common shares outstanding and the corresponding decrease in basic and diluted net loss per common share in 2004 is primarily the result of the conversion of all the Company’s redeemable convertible preferred stock and the issuance of common shares both related to the Company’s initial public offering in July of 2004.

	As of December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,707	$28,446	$12,221	$19,898	$3,563
Restricted cash	—	9,500	—	—	—
Short-term investments	14,100	—	—	—	—
Working capital	42,028	25,364	9,658	15,723	1,600
Total assets	61,040	49,759	16,633	20,518	3,687
Other long-term liabilities	8,823	577	—	—	—
Redeemable convertible preferred stock	—	93,287	57,839	38,082	4,706
Total stockholders’ equity (deficit)	36,244	(65,804)	(45,581)	(21,901)	(2,999)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Factors That May Affect Our Future Results” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a specialty pharmaceutical company dedicated to the development and commercialization of pharmaceutical products focused on urology and sexual health. Our goal is to develop and commercialize a portfolio of products that treat diseases and disorders relating to urology and sexual health. Testim, our only marketed product, is a testosterone replacement therapy, or TRT, for the treatment of hypogonadism and is approved for sale in the U.S. and has received scientific approval in 15 additional countries. Testim has received marketing approval in 11 of these 15 countries. In January 2005, Testim was launched in Germany. Testosterone gels, which include Testim, represented 4.6% of total TRT prescriptions dispensed in 2004.

We are developing other existing product candidates to treat other urologic and sexual health disorders that we hope to commercialize. We actively pursue opportunities to in-license additional products that we believe will build out our product pipeline. We have assembled an experienced team responsible for additional product development and regulatory affairs for North America and Europe. We have established our own sales and marketing organization, with more than 100 sales and marketing professionals that cover the U.S., calling on physicians who are prescribers of urology and sexual health products. In April 2005, we entered into a co-promotion agreement with Oscient Pharmaceuticals Corp., or Oscient, under which Oscient will promote Testim to primary care physicians in the U.S. using its 250-person sales force.

We launched Testim in the first quarter of 2003 in the U.S. through our sales and marketing force. Total monthly Testim prescription units dispensed have grown from approximately 1,000 in March 2003 to approximately 19,800 in December 2004. In 2004, four customers accounted for approximately 87% of Testim’s product shipments.

We will need to generate significant revenues to achieve profitability. We expect to generate revenues primarily from sales of our marketed products. While we have various product candidates in development and we may in-license or acquire additional products, we expect our revenues to be substantially dependent on Testim product sales for the foreseeable future. We also expect to receive milestone payments under existing licensing and distribution agreements, but we do not anticipate that these will become a significant source of our revenues.

We focus on opportunities to in-license or acquire new products that we believe we can develop into products that could be sold by our existing sales and marketing organization. We are also seeking opportunities to leverage our sales and marketing organization by acquiring, in-licensing or co-promoting marketed products, which may lead to additional revenues.

Since we commenced operations in the fourth quarter of 1999, we have sustained significant operating losses. As of December 31, 2004, we had an accumulated deficit of $99.3 million. Based on our current product portfolio, we expect to continue to incur significant operating losses for the next several years principally due to:

•	selling and marketing expenses associated with Testim;

•	Phase IV clinical trials for Testim;

•	milestone payments and development costs associated with AA4500 for Peyronie’s and Dupuytren’s Diseases and transmucosal film product candidates, including those for androgen replacement therapy, overactive bladder and pain;

•	milestone and up-front payments for possible product acquisitions; and

•	increased general and administrative expenses to support the infrastructure required to continue our growth and operate as a public company.

There are occasional opportunities to acquire a marketed product or late-stage product which we may pursue. In addition, we may acquire earlier stage products where we could incur substantial additional R&D expenses in order to reach commercialization. The current regulatory and political environment could also lead to increased data requirements which could impact regulatory timelines and costs. In addition, we would expect to make up-front and milestone payments, and enter into royalty arrangements, to in-license or acquire these products. If we acquire, in-license or co-promote marketed products from third-parties, then we would expect to incur substantial up-front, milestone or royalty payments.

Net Revenues. To date, all of our net revenues have been generated by the sale of Testim. We expect Testim to continue to be the primary source of our net revenues. We sell Testim to pharmaceutical wholesalers and some chain drug stores. These companies have the right to return Testim. As a result, we recognize revenue based on prescription units dispensed to patients, since they are not subject to return. We will continue to recognize revenue upon prescription units dispensed until we have sufficient history to estimate product returns. When we are able to reasonably estimate our product returns, we will recognize a one-time increase in net revenue related to the recognition of revenue previously deferred, net of appropriate allowances for cash discounts, rebates, patient coupons and product returns. We continue to gather experience with our returns and believe that we will be in a position to reasonably estimate returns during 2005. We do not anticipate sales of Testim outside of the U.S., pursuant to our agreements with Bayer and Ipsen, to have a material impact on our revenues or profitability. In addition to the up-front and milestone payments these agreements afford us, we believe they also benefit us by providing opportunities for manufacturing efficiencies through increased sales of Testim, as well as, making us an attractive partner to future licensors by providing us with global development and commercialization capabilities. We may seek to generate additional revenues from the expansion of Testim into new markets and the commercialization of new products. Our co-promotion agreement with Oscient, which commences in May 2005, may generate additional Testim revenues.

We are a relatively new company and our sales prospects are uncertain. We expect our revenues to fluctuate due to:

•	market acceptance and pricing for Testim, including any change in wholesaler purchasing patterns;

•	commercialization of and market acceptance of our future products, if any;

•	regulatory approvals and market acceptance of new and competing products;

•	government or private healthcare reimbursement policies, particularly with respect to Testim and our other product candidates; and

•	Solvay’s sales and marketing efforts contribute to the growth of the hypogonadal market because they are the leading spender. Changes in their spend levels could affect market growth.

Cost of Goods Sold. All of our cost of goods sold currently relate to the sale of Testim. Cost of goods sold consists of:

•	raw materials;

•	fees paid to our contract manufacturer and related costs;

•	royalty payments, which currently consist solely of payments due to Bentley;

•	personnel costs associated with quality assurance and manufacturing oversight; and

•	distribution costs, including warehousing, freight and product liability insurance.

We do not anticipate any material changes in our gross margin rate in the U.S. We anticipate our gross margins for sales outside the U.S. to be markedly lower than those seen in the U.S. This is due to a combination of factors which include the terms of our distribution agreements with Bayer and Ipsen and the royalty payments due to our licensor.

Research and Development. Research and development expenses consist of:

•	salaries and expenses for our development personnel;

•	payments to consultants, investigators, contract research organizations and manufacturers in connection with our preclinical and clinical trials;

•	costs of developing and obtaining regulatory approvals; and

•	product license and milestone fees paid prior to regulatory approval.

Since our inception through December 31, 2004, we have spent $25.2 million on Testim, $3.4 million on our androgen replacement and overactive bladder transmucosal films and $5.5 million on AA4500 for Peyronie’s and Dupuytren’s Diseases. These amounts represent our external research and development costs, including up-front and milestone payments, for these projects. We do not allocate salaries or administrative expenses to development projects. Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects in development cannot be reasonably estimated. Currently, Testim is marketed, our androgen replacement transmucosal film is in Phase II, our overactive bladder transmucosal film is in Phase I, our Peyronie’s and Dupuytren’s Diseases product candidates are both at Phase II stage and we are in the process of selecting which initial pain transmucosal film product candidates to move into the formulation stage. Results from clinical trials may not be favorable. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines. We expect our research and development expenses for our current products to significantly increase as a result of Phase IV clinical trials for Testim and the further development of AA4500 for Peyronie’s and Dupuytren’s Diseases, our androgen replacement transmucosal film, our overactive bladder transmucosal film and our pain transmucosal films. In addition, the current regulatory and political environment at FDA could lead to increased data requirements which could impact regulatory timelines and costs. We would expect further significant increases in our expenditures to develop any other potential new product candidates that we would in-license or acquire.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, marketing and promotion costs, professional fees and facilities costs. We anticipate significant increases in selling and marketing expenses due to the co-promote agreement signed with Oscient in April 2005. In addition, we anticipate increases in selling, general and administrative expenses due to sales and marketing costs associated with Testim, hiring of additional personnel, possible other co-promotion agreements, investor relations and other activities associated with operating as a publicly traded company.

Results of Operations

Years ended December 31, 2004, 2003 and 2002

Net revenues. Net revenues were $27.0 million, $8.8, and $0 for 2004, 2003 and 2002, respectively. Net revenues consist solely of product revenues resulting from approximately 203,900 and 70,300 prescription units dispensed in 2004 and 2003, respectively. We believe that the increase in net revenues and underlying prescription units is the result of many factors, including: 2004 was the first complete year of product sales as we launched Testim in the first quarter of 2003; growth in the TRT gel market; growth in our market share and new prescriptions; increased effectiveness of our sales and marketing organization; positioning of Testim’s attributes versus the category leader; price increases and contribution of better formulary positions with managed care providers. While Testim continued to gain market share throughout the year, the annual rate of growth in the overall gel segment slowed. The annual growth rate in total gel prescriptions was 11.8% in 2004 versus 34.4% in 2003. Net revenues for Testim product sales are reflected net of cash discounts, rebates and patient coupons. Shipments in the U.S. not recognized as revenue, net of anticipated cash discounts, were $3.7 million and $4.3 million at December 31, 2004 and 2003, respectively and are reflected in deferred revenue, current portion.

Cost of goods sold. Cost of goods sold were $8.1 million, $3.8 million and $0.1 million for 2004, 2003 and 2002, respectively. The increase in cost of goods sold for 2004 over 2003 was directly attributable to the increase in Testim prescription revenue. Cost of goods sold in 2004 and 2003 would have been approximately $0.5 million and $0.3 million higher, respectively, had purchases of a key raw material not been charged-off in 2002. Gross margin on our net product sales was 69.9% in 2004 compared to 57.4% in 2003. The improvement in gross margin in 2004 over 2003 resulted primarily from fixed manufacturing costs spread across an increased number of units sold. Gross margin would have been 68.1% for 2004 and 54.5% for 2003 had purchases of a key raw material not been charged-off in 2002. In 2002, we purchased approximately $0.9 million of this raw material prior to FDA approval of Testim and, based on our policy, charged the purchase price to research and development expense because we would have had no alternative use for the raw material if Testim were not approved. As of December 31, 2004, we did not have any of the raw material with zero book value remaining in inventory. In addition, although we had no revenues in 2002, we incurred start-up costs related to Testim production.

Research and development expense. Research and development expense was $16.0 million, $7.2 million and $14.1 million for 2004, 2003 and 2002, respectively. The increase in 2004 over 2003 was due primarily to $5.0 million in up-front and milestone payments made to BioSpecifics Technologies for the in-license of AA4500, our Peyronie’s and Dupuytren’s Diseases product candidate, and $0.5 million of additional development expenses for AA4500. In addition, the increase in 2004 over 2003 is a result of the $2.0 million increase in development expenses on our androgen replacement and overactive bladder transmucosal film product candidates and $0.5 million increase in expenses associated with the Testim European regulatory filing and Testim clinical trials. The decrease in 2003 compared to 2002 was due primarily to approximately $8.0 million of incremental costs incurred in 2002 in connection with the completion of the Testim extension studies and the expense of Testim raw materials purchased prior to FDA approval. The 2003 decrease was partially offset by newly initiated Testim Phase IV studies of $0.7 million and the beginning of the development of our androgen replacement and overactive bladder transmucosal film product candidates of $0.7 million.

Selling, general and administrative expenses. Selling, general and administrative expenses were $31.2 million, $27.5 million and $5.6 million for 2004, 2003 and 2002, respectively. The increase in 2004 over 2003 was due primarily to a $2.4 million increase in general and administrative expenses and a $1.3 million increase in selling and marketing expenses. The increase in general and administrative expenses results from additional hiring of key personnel, relocation and recruitment expenses and incremental costs associated with operating as a publicly traded company. The increase in selling and marketing expenses results from compensation and related expenses for our professional sales organization being greater in 2004 versus 2003 due to higher headcount and incentive compensation related to sales volume achievements. The increase in 2003 compared to 2002 was primarily the result of hiring and training our professional sales organization and the marketing campaign in connection with the launch of Testim.

Interest income (expense), net. Interest income (expense), net was $(0.2) million, $(1.0) million and $0.3 million for 2004, 2003 and 2002, respectively. The net expense in 2004 and 2003 relates primarily to non-cash amortization of deferred debt issuance costs related to a line of credit and to interest paid on the line of credit. The line of credit was entered into in May 2003 and repaid and terminated in March 2004. Although we arranged for a replacement line of credit with Comerica Bank, the weighted average borrowings on the replacement line in 2004 were significantly lower than under the previously existing line in 2003 in an attempt to control interest costs. The debt issuance costs were the result of warrants issued to investors to guarantee the line of credit. There were no borrowings under debt facilities in 2002.

Other income. Other income for 2003 was $1.7 million due to a one-time gain from the settlement of a lawsuit with a vendor.

Dividends and accretion on redeemable convertible preferred stock. Dividends accrued and accretion on redeemable convertible preferred stock and dividends paid to warrant holders were $0.6 million, $4.4 million, and $4.9 million for 2004, 2003 and 2002, respectively. The decreases in 2004 compared to 2003 and 2003 compared to 2002 were both due to the termination and cancellation of the accumulated dividend provisions of our preferred stock in connection with the private placement of shares of our series D preferred stock in October 2003. In April 2004, we removed a variable feature of our outstanding warrants to purchase series D preferred stock and fixed both the amount of warrants and the exercise price of the warrants. As a result, we recorded a $0.2 million deemed dividend in the second quarter of 2004 for the increase in the fair value of the warrants attributable to the amendments of the warrant terms. We anticipate no future dividends and accretion on redeemable convertible preferred stock as all previously outstanding shares of this stock were converted into our common stock in connection with our initial public offering.

At December 31, 2004, we had federal net operating loss carryforwards of approximately $80.5 million, which will expire in 2019 through 2024, if not utilized. In addition, we had state net operating loss carryforwards of approximately $65.4 million, of which $40.0 million relate to Pennsylvania. The Pennsylvania state net operating losses are subject to a $2.0 million annual limitation for 20 years and expire in 2009 through 2024. At December 31, 2004, we had federal research and development credits of approximately $1.2 million that will expire in 2020 through 2024, if not utilized.

The Internal Revenue Code provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards. We may have experienced various ownership changes, as a result of past financings. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore we may not be able to take full advantage of these carryforwards for federal income tax purposes.

Liquidity and Capital Resources

Since inception, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through December 31, 2004, we received approximately $133.9 million from the IPO, private sales of equity securities, the exercise of stock options and purchases of stock under our Employee Stock Purchase Plan. Since launching Testim in 2003, net revenue from the sales of Testim has become a source of cash, a trend that we believe will continue. We had approximately $32.7 million and $28.4 million in cash and cash equivalents as of December 31, 2004 and 2003, respectively. As of December 31, 2004, we also had $14.1 million in short-term investments. On July 28, 2004, we completed our initial public offering. We sold 5,500,000 shares of our common stock in the IPO at a price of $7.50 per share, resulting in gross proceeds of $41.2 million. In connection with the IPO, we paid $2.9 million in underwriting discounts and commissions to underwriters and incurred approximately $1.8 million in other offering expenses. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $36.5 million. On July 28, 2004 the holder of warrants to purchase 80,000 shares of our Series B redeemable convertible preferred stock exercised its warrant for $0.1 million. Immediately prior to the closing of the IPO, all outstanding shares of our redeemable convertible preferred stock converted into shares of our common stock.

We believe that our current financial resources and sources of liquidity will be adequate to fund our operations for the next 19 months from December 31, 2004. We may, however, need to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products or potentially as part of a co-promotional plan for Testim, fund our product development, including clinical trials, commercialize any product candidates that receive regulatory approval, and acquire or in-license approved products or product candidates or technologies for development. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

In March 2004, we terminated our existing bank line of credit and entered into a replacement $5.0 million line of credit with Comerica that expired in March 2005. This facility bore interest at an annual rate of prime plus 0.5%. We are evaluating whether to pursue a new line of credit. In addition, we have two equipment loans with General Electric Capital Corporation totaling $0.8 million outstanding at December 31, 2004. The equipment facilities bear interest at a weighted-average rate of 9.3% per annum.

Sources and Uses of Cash

Cash used in operations was $16.8 million, $26.5 million and $21.3 million for 2004, 2003 and 2002, respectively. For 2004 and 2003, Testim product sales and up-front and milestone payments generated approximately $34.9 million and $11.8 million in cash receipts, respectively. Negative operating cash flows during 2004 result from operating losses offset primarily by $8.1 million of cash collections of up-front and milestone payments. Negative operating cash flows during 2003 and 2002 were caused primarily by operating losses.

Cash used in investing activities was $15.3 million, $1.1 million and $1.8 million for 2004, 2003 and 2002, respectively. Cash used in investing activities for 2004 relates primarily to the purchase of short-term investments with part of the proceeds from our initial public offering. Cash used in investing activities for 2003 and 2002 relates primarily to the purchase of manufacturing equipment, office furniture and computer equipment, and the build-out of a manufacturing line for Testim. The decrease in cash used in investing activities in 2003 compared to 2002 is primarily related to the purchase and construction of manufacturing equipment and the manufacturing line in 2002.

Cash provided by financing activities was $36.4 million, $43.8 million and $15.4 million in 2004, 2003 and 2002, respectively. Cash provided by financing activities in 2004 was related primarily to the initial public offering of common stock. During 2003, we received $43.0 million from the private placement of shares of our series D preferred stock and an additional $10.4 million primarily from a line of credit offset by a $9.5 million certificate of deposit reflected as restricted cash to secure borrowing under a line of credit agreement. During 2002, we received $15.4 million from the private placement of our series C preferred stock.

Our actual cash needs might vary materially from those now planned because of a number of factors, including:

•	Testim market acceptance and sales growth;

•	third-party payor coverage and reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we have or may establish;

•	the cost and timing of regulatory approvals;

•	the costs of commercializing any of our current product candidates or any other product candidates that we may acquire or in-license;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We might seek additional debt or equity financing or both to fund our operations or product acquisitions. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. Our stockholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the amount of equity securities that we issue and the prices at which we issue any securities.

In 2004, we received $8.1 million in payments from existing agreements for Testim in other territories and at December 31, 2004 are due an additional $0.4 million included in accounts receivable-other. These receipts are the result of up-front and milestone payments primarily related to contract signings and regulatory approvals and are reflected in deferred revenue, long-term at December 31, 2004. In addition, we could receive as much as an additional $3.8 million in 2005 if certain regulatory approvals are received outside the U.S. We might also enter into additional arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

In June 2004, we entered into an agreement with BioSpecifics Technologies in which we were granted an exclusive license to develop, manufacture and market an enzyme (AA4500) for the treatment of Peyronie’s Disease and Dupuytren’s Disease. Under the terms of the agreement, BioSpecifics Technologies is responsible for supplying clinical and commercial product supplies; we however, have the right to qualify a back-up supplier. We are in the process of qualifying a back-up supplier and negotiating the terms of agreement with this back-up supplier for the production of our clinical supply of AA4500. Upon completion of the qualification process, we expect to rely on this back-up supplier, rather than BioSpecifics Technologies, for our clinical supply of AA4500. As a result, we do not anticipate paying BioSpecifics Technologies the manufacturing process development milestones under our agreement. Under this agreement we paid up-front and milestone payments totaling $5.0 million through December 31, 2004 and we anticipate making additional milestone payments of $3.0 million through December 31, 2005. Additional milestone obligations may be due if we exercise an option to license and develop this enzyme for additional medical indications.

In February 2005, we entered into an agreement with PharmaForm in which we were granted an exclusive sub-license to develop, manufacture and market eight separate pain products under the licensed transmucosal film technology. In 2005 we paid an up-front payment of $0.5 million and could make up to an additional $21.2 million of contingent milestone payments if all underlying events occur. In addition to these new licenses, we engaged PharmaForm to provide research and development services related to these pain products for four years. We expect to incur at least $700,000 under the services agreement through December 31, 2005, but do not anticipate making any additional milestone payments over the same time period.

In April 2005, we entered into a co-promotion agreement with Oscient under which Oscient will promote Testim to primary care physicians in the U.S. using its 250-person sales force. We are obligated to share Testim promotional expenses with Oscient and to pay Oscient a co-promotion fee based on a specified percentage of the gross profit from Testim sales attributable to primary care physicians in the U.S., that exceeds a specified sales threshold. The specific percentage is based upon Testim sales levels attributable to primary care physicians and the marketing expenses incurred by Oscient in connection with the promotion of Testim under the Agreement. We anticipate that there will be no net impact on overall liquidity, but if any Testim revenues from the co-promotional efforts lag behind the fees and expenses due Oscient, there will be a negative impact on our operating cash flows.

In addition, we paid a $0.7 million judgment in April 2004, which was accrued as of December 31, 2003.

Contractual Commitments

We are involved with in-licensing of products which are generally associated with payments to the partner from whom we have licensed the product. Such payments frequently take the form of:

•	an up-front payment, the size of which varies depending on the phase of the product and how many other companies would like to obtain the product, which is paid very soon after signing a license agreement;

•	milestone payments which are paid when certain parts of the overall development program are accomplished, or in some cases, when a patent issues;

•	payments upon certain regulatory events, such as the filing of an IND, and NDA, approval of an NDA, or the equivalents in other countries; and

•	payments for achievement of certain sales thresholds, such as a payment due the first year a product achieves $100 million in sales.

We may also out-license products, for which we hold the rights, to other companies for commercialization in other territories, or at times, for other uses. When this happens, typically there is:

•	an up-front payment made at or shortly after signing a partnering agreement;

•	milestone payments that may be made on completion of a phase of a clinical program, or regulatory approval in a given territory; and

•	a payment or payments made upon achievement of a certain level of sales in a given year.

The following summarizes our contractual commitments as of December 31, 2004 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	5+ years
Long-term debt	$750	$427	$318	$5	$—
Operating leases (1)	3,931	875	831	873	1,352
Purchase commitment (2)	190	190	—	—	—

	$4,871	$1,492	$1,149	$878	$1,352

(1)	Amounts include a $0.4 million security deposit paid in January 2005 related to a new office facility lease signed on December 31, 2004.

(2)	Amount represents a minimum annual manufacturing fee of $0.2 million.

The contractual commitments reflected in this table exclude $33.2 million of contingent milestone payments that we may be obligated to pay in the future, including amounts due under a new license agreement for eight pain products entered into in February 2005. We expect to pay approximately $3.5 million of these contingent milestone payments through December 31, 2005. These remaining milestones relate primarily to manufacturing process development, contract anniversaries, filing of regulatory applications and receipt of regulatory approval. Of the $33.2 million of contingent milestone payments, we do not anticipate paying BioSpecifics Technologies $3.0 million in manufacturing process development milestones. The above table also excludes future royalty payments and wholesaler distribution fees because they are contingent on product sales. In addition, the above table excludes any co-promotional expenses and fees that may be due Oscient because they are contingent upon combined promotional expenditures and future product sales to primary care physicians, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations, which are based on our consolidated financial statements, have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We are subject to uncertainties that may cause actual results to differ from these estimates, such as changes in the healthcare environment, competition, legislation and regulation. We believe the following accounting policies, which have been discussed with our audit committee, are the most critical because they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	inventory valuation; and

•	estimating the value of our equity instruments for use in stock-based compensation calculations.

Revenue Recognition. We sell Testim to pharmaceutical wholesalers and chain drug stores. These companies have the right to return Testim for any reason up to one-year after product expiration. As a result of Testim’s launch in the first quarter of 2003, we do not have sufficient sales history to estimate product returns. In accordance with Statement of Financial Accounting Standards (SFAS) No. 48, we defer recognition of revenue on product shipments of Testim to our customers until such time as Testim units are dispensed through patient prescriptions, since they are not subject to return. Under SFAS No. 48, we cannot recognize revenue on product shipments until we can reasonably estimate returns relating to these shipments. We estimate the volume of prescription units dispensed at pharmacies based on data provided by external, independent sources. These sources poll pharmacies, hospitals, mail order and other retail outlets for Testim prescriptions and project this sample on a national level. We will continue to recognize revenue based on prescription units until we have sufficient history to estimate product returns. When we are able to reasonably estimate our product returns, we will recognize a one-time increase in net revenue related to the recognition of revenue previously deferred, net of appropriate allowances for cash discounts, rebates, patient coupons and product returns. We continue to gather experience with our returns and believe that we will be in a position to reasonably estimate returns during 2005. In addition, we must make estimates for rebates provided to third-party payers and coupons provided to patients. Testim is covered by Medicaid and numerous independent insurance and pharmacy benefit managers, or PBMs. Some of these programs have negotiated rebates. We obtain estimates of prescription units dispensed under the various rebate programs from the same external sources discussed above. We make estimates of the rebates based on the external-source reports of volumes and actual contract terms. In addition, we provide coupons to physicians for use with prescriptions as promotional incentives. We utilize a contract service provider to process and pay claims to patients for actual coupon usage. The timing of processing coupon invoices from this service provider is delayed. We make estimates of actual coupon usage based on previous experience. As Testim becomes more widely used and as we continue to add managed care and PBM contracts, our estimates may result in differences to actual results. To date, our estimates have not resulted in any material adjustments to our operating results.

We have licensed out to Ipsen the right to market and distribute Testim worldwide, excluding the U.S., Canada, Mexico and Japan. We have entered into a distribution agreement with Bayer for Canada. Under these agreements, Bayer and Ipsen are each required to purchase Testim from us and make up-front, milestone and royalty payments. We are obligated under the agreements to provide multiple deliverables; the license/product distribution rights, regulatory filing services and commercial product supply. Under Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables, the deliverables under each of these agreements are treated as single units of accounting as we do not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. Revenue for Testim units shipped will be recognized upon product shipment, subject to our ability to reasonably estimate product returns. We will defer revenue recognition for up-front and milestone payments until at least the first product shipment under each agreement. Up-front and milestone revenue will be recognized over the distribution term based on Testim units shipped. We will need to estimate the total Testim units to be shipped under the agreements. As a result, we plan on utilizing independent appraisers to help us determine the useful life of Testim in markets where we anticipate Testim units shipped to be material. We will use this information along with market penetration data from independent sources to estimate the total Testim units to be shipped. Periodically, we will reevaluate these estimates and adjust on a prospective basis the amortization of the up-front and milestone payments. We will disclose the reasons for any significant changes in our future estimates. If we are unable to reasonably estimate the total units to be shipped, the amortization of the deferred revenue will not be recognized as revenue until we are able to make a reasonable estimate.

Inventory Valuation. We rely on a single source supplier for one of the key ingredients in Testim. As a result, we have purchased a substantial safety stock of this ingredient on which we have limited shelf-life data. We continue to perform stability testing on the ingredient to determine its maximum shelf-life. In addition, our finished goods inventory has a definitive shelf-life. We estimate that the demand for Testim will be such that the raw materials and finished goods on hand will ultimately be used in future production and sold to our customers. As a result, we have not recorded a material valuation allowance for potential excess inventory as of December 31, 2004. We will continually evaluate the demand for Testim and the data from the stability testing to determine whether an allowance for excess inventory is warranted.

Valuation of Equity Instruments used in Stock-Based Compensation. We account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25,

Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, Accounting of Stock-Based Compensation. The disclosure-only provisions of SFAS No. 148 require us to disclose pro forma net loss applicable to common stockholders and net loss per common share as if we accounted for employee stock options at fair value. SFAS No. 123 also requires us to estimate the value of purchase rights granted to employees under our 2004 Employee Stock Purchase Plan for inclusion in the SFAS 148 pro forma disclosure. In addition, we account for stock-based compensation to non-employees using the fair-value method in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services. Our disclosure under SFAS No. 148 and our accounting under EITF Issue No. 96-18 require us to estimate the value of equity instruments issued. We utilize the Black-Scholes option-pricing model to value stock options issued to employees and non-employees and purchase rights granted to employees under our 2004 Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires us to make assumptions of the estimated life of the underlying options, the anticipated volatility of the price of our common stock, the risk-free interest rate and the expected dividend yield of our common stock.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises SFAS No. 123 and supersedes APB Opinion No. 25. Generally the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their grant-date fair values over the period during which employees are required to provide services in exchange for the award. In addition, under SFAS No. 123R our 2004 Employee Stock Purchase Plan will be considered compensatory. Pro forma disclosure of stock-based compensation under fair values methods is no longer an alternative. SFAS No. 123R provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123R to the beginning of the first fiscal year after June 15, 2005. As a result, we anticipate adopting SFAS No. 123R on January 1, 2006. As we currently account for employee stock-based compensation under the intrinsic value method permitted under APB Opinion No. 25, the adoption of SFAS No. 123R will result in significant additional compensation charges in our statements of operations, although it will have no impact on our overall financial position.

Factors That May Affect Our Future Results

In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position or results of operations. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we projected. There may be additional risks that we do not presently know or that we currently believe are immaterial which could also impair our business or financial position.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred significant losses since our inception and may not achieve profitability in the foreseeable future.

We have incurred significant losses since our inception, including net losses of $28.5 million for the year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of $99.3 million. Our only approved product is Testim. We expect to continue to make substantial expenditures related to the marketing and selling of Testim. As we launched Testim in the first quarter of 2003, we cannot be certain how effective our marketing and selling programs will be in the future. We continue to expand and enhance the marketing and selling of Testim. In April 2005, we entered into an agreement with Oscient for the co-promotion of Testim to primary care physicians in the U.S. As a result, marketing and selling expenses may increase substantially in the future. In addition, we expect to continue to incur substantial expenses, including milestone payments, as we:

•	develop our Peyronie’s and Dupuytren’s Diseases, androgen replacement transmucosal film, overactive bladder transmucosal film and pain transmucosal film product candidates and any other product candidates that we license or acquire;

•	seek regulatory approval for our product candidates;

•	commercialize any of our product candidates that receive marketing approval or any approved products that we acquire or in-license; and

•	acquire or in-license new technologies or development stage or approved products.

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

We commenced operations in the fourth quarter of 1999 and have a very limited operating history for you to evaluate our business. Accordingly, you must consider our prospects in light of the risks and difficulties encountered by companies in their early stages. In order to address these risks, we must:

•	increase the sales of Testim, our only product with marketing approval;

•	successfully develop and obtain marketing approval for our current product candidates, including our Peyronie’s and Dupuytren’s Diseases, androgen replacement transmucosal film, overactive bladder transmucosal film and pain transmucosal film product candidates;

•	successfully identify and develop new product candidates;

•	effectively commercialize any approved product candidates that we develop or any approved products that we acquire;

•	respond to competitive pressures from other businesses, including the launch of any products that compete directly with Testim in the treatment of hypogonadism;

•	identify and negotiate favorable agreements with third-parties for the manufacture, distribution and marketing and sales of our approved products; and

•	effectively manage our relationships with vendors and third-parties.

In addition, due to our limited operating history, we have minimal experience with product returns. If returns are higher than expected, our operating results could be materially harmed.

All of our revenues to date have been generated from the sale of Testim, and, if sales of Testim do not grow, we will not become profitable.

Our only product with marketing approval is Testim and our product revenues to date have been generated solely from the sale of Testim. Until such time as we develop, acquire or in-license additional products that are approved for marketing, we will continue to rely on Testim for all of our revenues. Accordingly, our success depends significantly on our ability to increase sales of Testim. Our sales and marketing efforts or those of our co-promotion partner may not be successful in increasing prescriptions for Testim. Sales of Testim are subject to the following risks, among others:

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	acceptance by the medical community or the general public of Testim as a safe or effective therapy for hypogonadism;

•	increasing awareness of hypogonadism by the medical community or the general public as a medical disorder requiring treatment;

•	pressures from existing or new competing products, including generic products, that may provide therapeutic, convenience or pricing advantages over Testim; and

•	failure of third-party payors to provide coverage and sufficient reimbursement for Testim.

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

Our operations to date have generated substantial and increasing needs for cash. Our negative cash flows from operations are expected to continue for at least the foreseeable future. Our strategy contains elements that we will not be able to execute without outside funding. Specifically, we may need to raise additional capital to:

•	enhance or expand our sales and marketing efforts for Testim or other products we may co-promote, acquire or in-license;

•	fund our product development, including clinical trials;

•	commercialize any product candidates that receive regulatory approval; and

•	acquire or in-license approved products or product candidates or technologies for development.

We believe that our existing cash resources and interest on these funds will be sufficient to meet our projected operating requirements for the next 19 months. Our future funding requirements will depend on many factors, including:

•	Testim market acceptance and sales growth;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	third-party payor reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of commercializing any of our other product candidates;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Variations in our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. We are a relatively new company and our sales prospects are uncertain. We have been selling Testim, our only approved product, since the first quarter of 2003 and cannot predict with certainty the timing or level of sales of Testim in the future. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under these “Factors That May Affect Our Future Results,” specific factors that may cause fluctuations in our operating results include:

•	demand and pricing for Testim, including any change in wholesaler purchasing patterns or cost structures for our products or their services;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	prescription levels relating to physician and patient acceptance of, and prescription costs for, Testim or any of our future products;

•	government or private healthcare reimbursement policies;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	introduction of competing products, including generics;

•	any interruption in the manufacturing or distribution of Testim or any of our future products;

•	our operating expenses, many of which are relatively fixed;

•	timing and size of any new product or technology acquisitions we may complete;

•	variations in our rates of product returns, allowances and rebates and discounts; and

•	milestone payments.

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

Success in preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. Currently, there is substantial congressional and administrative review of the regulatory approval process for drug candidates in the U.S. Any changes to the U.S. regulatory approval process could significantly increase the timing or cost of regulatory approval for our product candidates making further development uneconomical or impossible.

In addition, developing product candidates is very expensive and will have a significant impact on our ability to generate profits. Factors affecting our product development expenses include:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	the cost and timing of manufacturing clinical supplies of product candidates;

•	our ability to raise any additional funds that we need to complete our trials;

•	the number and outcome of clinical trials conducted by us and/or our collaborators

•	the number of products we may have in clinical development;

•	in-licensing or other partnership activities, including the timing and amount of related development funding, license fees or milestone payments; and

•	future levels of our revenue.

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

Clinical trials that we may conduct may not begin on time or may need to be restructured after they have begun. Clinical trials can be delayed or may need to be restructured for a variety of reasons, including delays or restructuring related to:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	obtaining an investigational new drug exemption, or IND, or other regulatory approval to commence a clinical trial;

•	negotiating acceptable clinical trial agreement terms with prospective investigators or trial sites;

•	obtaining institutional review board, or equivalent, approval to conduct a clinical trial at a prospective site;

•	recruiting subjects to participate in a clinical trial;

•	competition in recruiting clinical investigators;

•	shortage or lack of availability of clinical trial supplies;

•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

•	the placement of a clinical hold on a study;

•	the failure of third-parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial.

Prior to commencing clinical trials in the U.S., we must have an effective IND for each of our product candidates. An IND has been filed by BioSpecifics Technologies for our Peyronie’s Disease product candidate. An IND has been filed and is effective for our androgen replacement transmucosal film product candidate; however, INDs have not been filed for our overactive bladder transmucosal film or pain transmucosal film product candidates. We will not be able to commence clinical trials in the U.S. for these product candidates until we file, and the FDA fails to object to, an IND for each candidate.

Our primary product candidates that are in development are our AA4500 product for the treatment of Peyronie’s and Dupuytren’s Diseases, our androgen replacement transmucosal film, overactive bladder transmucosal film and pain transmucosal film product candidates. We believe that these product candidates have significant milestones to reach, including the successful filing of INDs for our overactive bladder transmucosal film and our pain transmucosal film, and completion of clinical trials for each product candidate, before commercialization. If we experience delays in or termination of clinical trials or if the cost or timing of the regulatory approval process in the U.S. increases, our financial results and the commercial prospects for our product candidates will be adversely impacted. In addition, our product development costs would increase and our ability to generate additional revenue from new products could be impaired.

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

We intend to in-license, acquire, develop and market additional products and product candidates so that we are not solely reliant on Testim sales for our revenues. Because we have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products or technologies to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates, products and technologies. To date, we have in-licensed the formulation technology underlying Testim from Bentley, the transmucosal film technology underlying our androgen replacement transmucosal film, overactive bladder transmucosal film and pain transmucosal film product candidates from PharmaForm and the enzyme underlying AA4500 from BioSpecifics Technologies.

We may not be able to successfully identify any other commercial products or product candidates to in-license, acquire or internally develop. Moreover, negotiating and implementing an economically viable in-licensing arrangement or acquisition is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the in-licensing or acquisition of product candidates and approved products. We may not be able to acquire or in-license the rights to additional product candidates and approved products on terms that we find acceptable, or at all. If we are unable to in-license or acquire additional commercial products or product candidates we may be reliant solely on Testim sales for revenues. As a result, our ability to grow our business or increase our profits could be severely limited.

If we engage in any acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.

Since our inception, we have acquired the underlying technology for Testim and all of our product candidates through in-licensing arrangements. The underlying technology for Testim has been licensed from Bentley. The underlying technology for our androgen replacement, overactive bladder and pain therapy transmucosal film product candidates has been licensed from PharmaForm. AA4500, our product candidate for Peyronie’s and Dupuytren’s Diseases, has been licensed from BioSpecifics Technologies. One of our strategies for business expansion is the acquisition of additional products and product candidates. We may attempt to acquire these product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. If we undertake an acquisition, the process of integrating any newly acquired business, technology, service or product into our existing operations could be expensive and time consuming and may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials. We may fund any future acquisition by issuing equity or debt securities, which could dilute your ownership percentage or limit our financial or operating flexibility as a result of restrictive covenants related to new debt. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed. If we are unable to acquire and successfully integrate product candidates through in-licensing or the acquisition of businesses, services or products, we may remain reliant solely on Testim sales for revenue. In pursuing our acquisition strategy, we have expended significant management time, consulting costs and legal expenses without consummating a transaction.

Risks Related to Regulatory Approval of Our Product Candidates

We are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

The testing, development and manufacturing and distribution of our products are subject to regulation by numerous governmental authorities in the U.S., Europe and elsewhere. These regulations govern or affect the testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, advertising and promotion of Testim and our product candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve products for marketing, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the manufacturing, testing, and promotion, marketing and distribution of our products may change in the U.S. or the other jurisdictions in which we may have obtained or be seeing regulatory approval for our products or product candidates. Such changes may increase our costs and adversely effect our operations.

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

Additionally, failure to comply with or changes to the regulatory requirements that are applicable to Testim or our other product candidates may result in a variety of consequences, including the following:

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

Other than Testim, all of our other product candidates are in preclinical or clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. BioSpecifics Technologies has filed an IND for our Peyronie’s Disease product candidate. An IND has been filed and is effective for our androgen replacement transmucosal film product candidate; however, INDs have not been filed for our overactive bladder or pain transmucosal film product candidates. The regulatory approval process typically is extremely expensive, takes many years and the timing or likelihood of any approval cannot be accurately predicted.

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

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	a product candidate may not be deemed to be safe or effective;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and

•	changes in their approval policies or adoption of new regulations may require additional clinical trials or other data.

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

Even though we have received regulatory approval for Testim, and even if we receive regulatory approval and satisfy the above criteria for any of our other product candidates, physicians may not prescribe our products if we do not promote our products effectively. Factors that could affect our success in marketing our products include:

•	the effectiveness of our sales force and that of any co-promotion partners;

•	the adequacy and effectiveness of our production, distribution and marketing capabilities;

•	the success of competing products; and

•	the availability and extent of reimbursement from third-party payors.

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

The primary competition for Testim is AndroGel®, marketed by Solvay Pharmaceuticals. AndroGel® was launched approximately three years before Testim and, according to IMS, has a much larger share of the testosterone gel market than we do and also accounted for approximately 58% of total testosterone prescriptions for the quarter ended December 31, 2004. Furthermore, Solvay is a much larger company than we are with greater resources and greater ability to promote its product through a larger sales force. Testim also competes with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a buccal tablet. Generally, Testim is more expensive than patches and injectables. AndroDerm® is a transdermal testosterone patch marketed by Watson Pharmaceuticals. AndroDerm® is the leading patch product and accounted for approximately 12% of total testosterone prescriptions for the quarter ended December 31, 2004. Many of our competitors, such as Solvay and Watson, have substantially greater financial, technical and human resources than we have. These resources may be used to more effectively develop, market or acquire products and technologies. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. In addition, our competitors are developing new testosterone treatment therapies.

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

Other pharmaceutical companies may develop generic versions of any products that compete with our commercialized products or any of our products that are not subject to patent protection or other proprietary rights. For example, because the ingredients of Testim are commercially available to third-parties, it is possible that competitors may design formulations, propose dosages or develop methods of administration that would be outside the scope of the claims of one or more, or of all, of the patent rights that we in-license. This would enable their products to effectively compete with Testim. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products. Increased competition from the sale of competing generic pharmaceutical products could cause a material decrease in revenue from our products. Additionally, if a generic form of Testim is approved and sold in the U.S., our co-promotion partner for Testim may terminate our co-promotion agreement which could cause a material decrease in revenue from Testim.

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

If our co-promotion partnership does not increase Testim sales, our gross profit may be negatively affected, which could cause the price of our common stock to decline.

In April 2005, we entered into a co-promotion agreement with Oscient. Under the terms of the agreement, Oscient will promote Testim to primary care physicians in the U.S. using its 250-person sales force, while we will continue to promote Testim using our specialty sales force that calls on urologists, endocrinologists and select primary care physicians. We will compensate Oscient for its co-promotion services by paying Oscient a specified percentage of the gross profit from Testim sales attributable to primary care physicians in the U.S. generated by the combined sales force that exceeds a specified sales threshold. If we are unable to effectively utilize the combined sales forces or if the additional selling efforts do not increase Testim sales, our gross profit may be negatively affected, which may cause our stock price to decline.

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

48.1

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

We do not manufacture Testim or any of our product candidates and have no current plan to develop any capacity to do so. We have contracted with DPT Laboratories to manufacture Testim through December 31, 2005. BioSpecifics Technologies is responsible for supplying clinical and commercial product supplies of AA4500; we however, have the right to qualify a back-up supplier. We are in the process of qualifying a back-up supplier and negotiating the terms of agreement with this back-up supplier for the production of our clinical supply of AA4500, our Peyronie’s and Dupuytren’s Diseases product candidate. Upon completion of the qualification process, we expect to rely on this back-up supplier, rather than BioSpecifics Technologies, for our clinical supply of AA4500. We plan to contract with one or more third-party manufacturers to manufacture our transmucosal film product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment. DPT Laboratories, any back-up supplier for AA4500, or any other third-party manufacturer may encounter difficulties in production. These problems may include:

•	difficulties with production costs and yields;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

DPT, any back-up supplier for AA4500, or any of our other third-party manufacturers may not perform as agreed or may terminate its agreement with us, which would adversely impact our ability to produce and sell Testim.

Our contract with DPT Laboratories to manufacture Testim expires on December 31, 2005. We do not have alternative manufacturing plans in place at this time. If there is an interruption in the supply of Testim, our co-promotion partner for Testim may terminate our co-promotion agreement and in that event, we would be obligated to make a payment to Oscient the amount of which depends on when the supply interruption occurs. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is extremely limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of Testim on acceptable terms, if at all, which would materially impair our business.

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

Approximately 87% of our product shipments are to only four customers; if any of these customers refuse to distribute Testim on commercially favorable terms, or at all, our business will be adversely affected.

We sell Testim to wholesale drug distributors and chain drug stores who generally sell products to retail pharmacies, hospitals and other institutional customers. We do not promote Testim to these customers, and they do not determine Testim prescription demand. However, approximately 87% of our product shipments are to only four customers: Cardinal Health, Inc., McKesson Corporation, AmerisourceBergen Corporation and Walgreen Co. Our business would be harmed if any of these customers refused to distribute Testim or refuse to purchase Testim on commercially favorable terms to us.

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

We are a party to a number of license agreements by which we have rights to use the intellectual property of third-parties that are necessary for us to operate our business. In particular, we have obtained the exclusive right to develop and commercialize Testim pursuant to a license agreement with Bentley. Bentley may unilaterally terminate the agreement if we fail to make payments under this agreement and this failure continues for a period of 30 days following written notice to us by Bentley. If the agreement is properly terminated by Bentley, we may not be able to manufacture or sell Testim.

Additionally, we have obtained exclusive rights to make and sell products that are used for hormone replacement, to treat any type of urologic disorder or as a pain therapy incorporating PharmaForm’s oral transmucosal film technology. This agreement continues for the life of the licensed patent rights. Either party may terminate this agreement under certain events of bankruptcy or insolvency by the other party. PharmaForm may unilaterally terminate this agreement if:

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

Upon expiration of the agreement pursuant to the preceding sentence, we will have a fully paid-up license to the products developed under the agreement. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country by country basis, on an indication by indication basis, or on a product by product basis, at any time upon 90 days prior written notice to BioSpecifics Technologies. If this agreement is properly terminated by BioSpecifics Technologies, we may not be able to execute our strategy to develop and commercialize our Peyronie’s and Dupuytren’s Diseases product candidate or to develop and commercialize future product candidates utilizing BioSpecifics Technologies’ enzyme.

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

If Testim or our future products or product candidates infringe the intellectual property of our competitors or other third parties, we may be required to pay license fees or cease these activities and pay damages, which could significantly harm our business.

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

Risks Related to Employees and Growth

If we are not able to retain our current management team or attract and retain qualified scientific, technical and business personnel, our business will suffer.

We are dependent on the members of our management team, in particular, our Chief Executive Officer, Gerri Henwood, for our business success. In addition, an important element of our strategy is to leverage the development, regulatory and commercialization expertise of our current management, including Ms. Henwood, in our development activities. We currently carry a $1.0 million key-man life insurance policy on the life of Ms. Henwood. Our employment agreements with our executive officers are terminable on short notice or no notice. The loss of any one of our executive officers may result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of Testim or our product candidates. Since October 2004, three members of our senior management have left our employ. If we are unable to attract and retain qualified and talented senior management personnel, our business may suffer.

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

Changes in the expensing of stock-based compensation will result in unfavorable accounting charges and may require us to change our compensation practices. Any change in our compensation practices may adversely effect our ability to attract and retain qualified scientific, technical and business personnel.

We rely heavily on stock options to compensate existing employees and attract new employees. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. We also have an employee stock purchase plan under which employees can purchase our common stock at a discount. The Financial Accounting Standards Board has recently announced new rules for recording expense for the fair value of stock options and purchase rights under employee stock purchase plans. The Securities and Exchange Commission delayed the effective date for the new rules until the beginning of the first fiscal year after June 15, 2005. As a result, we will be required to change our accounting policy to record expense for the fair value of stock options and purchase rights under our employee stock purchase plan on January 1, 2006, thereby increasing our operating expenses and reported losses. Although we intend to continue to include various forms of equity in our compensation plans, if the extent to which we use forms of equity in our plans is reduced due to the negative effects on earnings, it may be difficult for us to attract and retain qualified scientific, technical and business personnel.

Our operations may be impaired unless we can successfully manage our growth.

As of December 31, 2004 we had 166 employees. In order to continue to expand Testim’s sales and commercialize our other product candidates, we currently anticipate that we will need to in the range of 10% to 15% additional managerial, selling, operational, financial and other employees to our existing departments over each of the next two years. Expansion may place, a significant strain on our management, operational and financial resources. Moreover, higher than expected market growth of Testim, the acquisition or in-licensing of additional products, as well as the development and commercialization of our other product candidates or marketing arrangements with third parties, could accelerate our hiring needs beyond our current expectations. To manage further growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls, and hire, train and manage additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our direct sales force consists of relatively newly hired employees. Turnover in our direct sales force or marketing team could adversely affect Testim and future product sales growth.

Risks Related to Stock Market Price

Our stock price is likely to be volatile, and the market price of our common stock may drop below the current price.

Prior to our recent initial public offering in July 2004, there was no public market for our common stock. Since our initial public offering, our stock price has, at times, been volatile.

Market prices for securities of pharmaceutical, biotechnology and specialty pharmaceutical companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	Testim market acceptance and sales growth;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	developments concerning therapies that compete with Testim in the treatment of hypogonadism;

•	our ability to manufacture any products to commercial standards;

•	results of our clinical trials;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the U.S. and foreign countries;

•	developments or disputes concerning our patents or other proprietary rights;

•	public concern over our drugs;

•	litigation involving our company or our general industry or both;

•	future sales of our common stock;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	departure of key personnel;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.

If any of these risks occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

A significant portion of our total outstanding common stock is restricted from resale but may be sold into the market. Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities, even if our business is doing well.

As of March 9, 2005, we have 20,651,050 shares of common stock outstanding, of which 15,085,345 shares, or 73.0%, are restricted securities under Rule 144 of the General Rules and Regulations under the Securities Act of 1933 or by the provisions of grants under our 2004 Equity Compensation Plan. On March 9, 2005, 8,756,943 shares of common stock were freely tradable under Rule 144(k) and 6,187,610 shares of common stock were eligible for resale under Rule 144, subject to volume limitations.

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

As of December 31, 2004, stock options to purchase 1,858,700 shares of common stock and warrants to purchase 1,732,676 shares of common stock were outstanding. In addition, as of December 31, 2004 a total of 780,983 stock options are available for grant under our 2004 Equity Compensation Plan. A total of 726,706 of the outstanding options and warrants are “in the money” and exercisable as of December 31, 2004. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

Our executive officers, directors and major stockholders have the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who beneficially own more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially own shares representing approximately 77% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments or derivative commodity instruments for trading purposes or any other purpose. Our financial instruments consist of cash, cash equivalents, short-term investments, restricted cash, trade accounts receivable, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. The maximum allowable duration of a single issue is three months. Our investment policy permits us to invest in Auction Rate Securities (ARS) with maturities of greater than three months, provided that the interest reset date, the date in which the ARS may be readily liquidated to a market maker, for the ARS is less than three months. As the underlying maturity date of our ARS investments is greater than three months, and as we classify these investments as available for sale, we classify our ARS investments as short-term investments on our consolidated balance sheet.

Our investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. All our cash, cash equivalents and short-term investments at December 31, 2004, amounting to approximately $46.8 million, were maintained in bank demand accounts, money market accounts, U.S. government backed securities and ARS. We do not hedge our interest rate risks as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

Transactions relating to Auxilium UK, Limited are recorded in pounds sterling. Upon consolidation of this subsidiary into our consolidated financial statements, we translate the balance sheet asset and liability accounts to the U.S. dollar based on exchange rates as of the balance sheet date; balance sheet equity accounts are translated into the U.S. dollar at historical exchange rates; and all statements of operations and cash flows amounts are translated into the U.S. dollar at the average exchange rates for the period. Exchange gains or losses resulting from the translation are included as a separate component of stockholders’ equity (deficit). In addition, we conduct clinical trials in the Netherlands, exposing us to cost increases if the U.S. dollar declines in value compared to the euro. We do not hedge our foreign exchange risks as we believe reasonably possible near-term fluctuations of exchange rates would not materially affect our results of operations, financial position or cash flows.

ITEM 8.	Financial Statements and Supplementary Data

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Auxilium Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Auxilium Pharmaceuticals, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auxilium Pharmaceuticals, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 15, 2005

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$32,707	$28,446
Restricted cash	—	9,500
Short-term investments	14,100	—
Accounts receivable, trade	4,586	1,775
Accounts receivable, other	400	—
Inventories	4,014	5,377
Prepaid expenses and other current assets	2,194	1,965

Total current assets	58,001	47,063

Property and equipment, net	2,554	2,016

Other assets	485	680

Total assets	$61,040	$49,759

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable, current portion	$427	$9,875
Accounts payable	2,868	1,925
Accrued expenses	8,644	5,613
Deferred revenue, current portion	4,034	4,286

Total current liabilities	15,973	21,699

Notes payable, long-term portion	323	577

Deferred revenue, long-term portion	8,500	—

Commitments and contingencies (Note 9)

Redeemable convertible preferred stock, $0.01 par value per share; authorized none and 78,926,856 shares at December 31, 2004 and 2003, respectively; issued and outstanding none and 70,212,517 shares at December 31, 2004 and 2003, respectively (liquidation value of $96,560 at December 31, 2003)	—	93,287

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 and 18,400,000 shares at December 31, 2004 and 2003, respectively; issued and outstanding 20,648,988 and 935,071 shares at December 31, 2004 and 2003, respectively	206	9
Additional paid-in capital	135,856	5,121
Accumulated deficit	(99,257)	(70,739)
Deferred compensation	(565)	(57)
Notes receivable from stockholders	(17)	(107)
Accumulated other comprehensive income (loss)	21	(31)

Total stockholders’ equity (deficit)	36,244	(65,804)

Total liabilities and stockholders’ equity (deficit)	$61,040	$49,759

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2004	2003	2002
Net revenues	$27,025	$8,822	$—

Operating expenses:
Cost of goods sold	8,148	3,762	122
Research and development	15,993	7,175	14,130
Selling, general, and administrative	31,210	27,475	5,626

Total operating expenses	55,351	38,412	19,878

Loss from operations	(28,326)	(29,590)	(19,878)
Interest income	424	73	334
Interest expense	(616)	(1,080)	—
Other income	—	1,722	—

Net loss	(28,518)	(28,875)	(19,544)
Accretion of redeemable convertible preferred stock	(395)	(490)	(384)
Deemed dividend to warrant holders	(173)	—	—
Dividends accrued on redeemable convertible preferred stock	—	(3,909)	(4,554)

Net loss applicable to common stockholders	$(29,086)	$(33,274)	$(24,482)

Basic and diluted net loss per common share	$(3.11)	$(59.08)	$(51.49)

Weighted average common shares outstanding	9,361,153	563,194	475,458

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Loss

Year ended December 31, 2004

(In thousands, except share amounts)

			Stockholders’ equity (deficit)
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Deferred compensation	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2004	70,212,517	$93,287	935,071	$9	$5,121	$(70,739)	$(57)	$(107)	$(31)	$(65,804)

Comprehensive loss:
Net loss	—	—	—	—	—	(28,518)	—	—	—	(28,518)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—
Unrealized gain on available for sale cash equivalents	—	—	—	—	—	—	—	—	52	52

Total comprehensive loss						(28,518)			52	(28,466)
Accretion of preferred stock	—	395	—	—	(395)	—	—	—	—	(395)
Exercise of preferred warrants	80,000	100	—	—	—	—	—	—	—	—
Conversion of preferred to common	(70,292,517)	(93,782)	14,058,482	141	93,641	—	—	—	—	93,782
Initial public offering, net of transaction costs	—	—	5,500,000	55	36,456	—	—	—	—	36,511
Restricted stock issued	—	—	93,437	1	700	—	(701)	—	—	—
Cancellation of restricted stock	—	—	(5,382)	—	(41)	—	41	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	152	—	—	152
Exercise of common stock options	—	—	53,112	—	232	—	—	—	—	232
Employee Stock Purchase Plan purchases	—	—	14,268	—	91	—	—	—	—	91
Compensation on stock option grants to nonemployees for services provided	—	—	—	—	51	—	—	—	—	51
Receipt of payment on notes receivable	—	—	—	—	—	—	—	93	—	93
Interest income accrued on notes receivable	—	—	—	—	—	—	—	(3)	—	(3)

Balance, December 31, 2004	—	$—	20,648,988	$206	$135,856	$(99,257)	$(565)	$(17)	$21	$36,244

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ Deficit and Comprehensive Loss

Year ended December 31, 2003

(In thousands, except share amounts)

			Stockholders’ deficit
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Deferred compensation	Notes receivable from stockholders	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2003	41,460,152	$57,839	497,925	$5	$—	$(45,383)	$(73)	$(101)	$(29)	$(45,581)

Comprehensive loss:
Net loss	—	—	—	—	—	(28,875)	—	—	—	(28,875)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2)	(2)

Total comprehensive loss						(28,875)			(2)	(28,877)
Issuance of Series D redeemable convertible preferred stock and warrants, net of expenses	28,752,365	40,969	—	—	2,032	—	—	—	—	2,032
Accretion of preferred stock	—	490	—	—	(490)	—	—	—	—	(490)
Accrual of preferred dividends	—	3,909	—	—	(3,909)	—	—	—	—	(3,909)
Recapitalization in connection with Series D transaction	—	(9,920)	423,796	4	6,397	3,519	—	—	—	9,920
Issuance of warrants for debt guarantee	—	—	—	—	1,008	—	—	—	—	1,008
Exercise of common stock options	—	—	12,175	—	54	—	—	—	—	54
Compensation on stock and stock option grants to nonemployees for services provided	—	—	1,175	—	11	—	—	—	—	11
Compensation on stock option vesting acceleration to directors	—	—	—	—	18	—	—	—	—	18
Amortization of deferred compensation	—	—	—	—	—	—	16	—	—	16
Interest income accrued on notes receivable	—	—	—	—	—	—	—	(6)	—	(6)

Balance, December 31, 2003	70,212,517	$93,287	935,071	$9	$5,121	$(70,739)	$(57)	$(107)	$(31)	$(65,804)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ Deficit and Comprehensive Loss

Year ended December 31, 2002

(In thousands, except share amounts)

			Stockholders’ deficit
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Deferred compensation	Notes receivable from stockholders	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2002	31,176,816	$38,082	497,925	$5	$534	$(22,320)	$—	$(95)	$(25)	$(21,901)
Comprehensive loss:
Net loss	—	—	—	—	—	(19,544)	—	—	—	(19,544)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(4)	(4)

Total comprehensive loss						(19,544)			(4)	(19,548)
Issuance of Series C redeemable convertible preferred stock and warrants, net of expenses	10,283,336	14,819	—	—	602	—	—	—	—	602
Accretion of preferred stock	—	384	—	—	(126)	(258)	—	—	—	(384)
Accrual of preferred dividends	—	4,554	—	—	(1,293)	(3,261)	—	—	—	(4,554)
Compensation on stock option grants to nonemployees for services provided	—	—	—	—	26	—	—	—	—	26
Compensation on stock option vesting acceleration to directors	—	—	—	—	13	—	—	—	—	13
Deferred compensation on employee stock option grants	—	—	—	—	244	—	(244)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	171	—	—	171
Interest income accrued on notes receivable	—	—	—	—	—	—	—	(6)	—	(6)

Balance, December 31, 2002	41,460,152	$57,839	497,925	$5	$—	$(45,383)	$(73)	$(101)	$(29)	$(45,581)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(28,518)	$(28,875)	$(19,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,283	1,275	152
Stock-based compensation	203	45	210
Interest income accrued on notes receivable from stockholders	(3)	(6)	(6)
Unrealized gain on available for sale cash equivalents	52	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,211)	(1,775)	—
Inventories	1,363	(4,098)	(1,279)
Prepaid expenses and other current assets	(211)	(1,015)	(363)
Accounts payable and accrued expenses	3,952	3,645	(500)
Deferred revenue	8,248	4,286	—

Net cash used in operating activities	(16,842)	(26,518)	(21,330)

Cash flows from investing activities:
Purchases of property and equipment	(1,193)	(582)	(1,566)
Purchases of short-term investments	(32,100)	—	—
Redemptions of short-term investments	18,000	—	—
Purchases of other assets	(4)	(508)	(216)

Net cash used in investing activities	(15,297)	(1,090)	(1,782)

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of transaction costs	36,511	—	—
Proceeds from issuance of Series D preferred stock and warrants, net of expenses	—	43,001	—
Proceeds from issuance of Series C preferred stock and warrants, net of expenses	—	—	15,421
Net borrowings (repayments) under lines of credit, net of transaction costs	(9,548)	9,342	—
Movement in restricted cash to secure borrowings	9,500	(9,500)	—
Proceeds from Series B warrants exercised	100	—	—
Proceeds from debt financings, net of transaction costs	171	1,091	—
Payments on debt financings	(768)	(166)	—
Employee Stock Purchase Plan purchases	91	—	—
Proceeds from exercise of common stock options	232	54	—
Collection of notes receivable from stockholders	93	—	—
Other	—	—	(10)

Net cash provided by financing activities	36,382	43,822	15,411

Effect of exchange rate changes on cash	18	11	24

Increase (decrease) in cash and cash equivalents	4,261	16,225	(7,677)
Cash and cash equivalents, beginning of period	28,446	12,221	19,898

Cash and cash equivalents, end of period	$32,707	$28,446	$12,221

Supplemental cash flow information:
Cash paid for interest	$254	$259	$—

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

(a) The Company

Auxilium Pharmaceuticals, Inc. and subsidiaries (the Company) is a specialty pharmaceutical company dedicated to developing and commercializing pharmaceutical products that target urologic and sexual health disorders. The Company was incorporated in Delaware as Auxilium A2, Inc. and changed its name to Auxilium Pharmaceuticals, Inc. on February 13, 2002.

In the fourth quarter of 2002, the Company received approval from the U.S. Food and Drug Administration to market Testim®. Testim is a proprietary, topical 1% testosterone gel indicated for the treatment of hypogonadism. The Company first shipped Testim to wholesalers in the first quarter of 2003. The Company markets Testim in the United States through its own sales force.

In the second quarter of 2003, the Company received regulatory approval to market Testim in the United Kingdom. In June 2004, the Company received scientific approval for Testim in 14 additional European countries. Through February 2005, the Company received marketing approvals in ten of these countries. We anticipate that marketing approvals in the remaining countries will be received once local administrative procedures to finalize the packaging text have been completed. Also in 2004, the Company filed for regulatory approval to market Testim in Canada. Upon receipt of regulatory approvals, the Company will rely on third-parties to market, sell and distribute Testim outside of the United States (see Note 14).

(b) Liquidity

The Company commenced operations in the fourth quarter of 1999. Since inception, it has incurred losses and negative cash flows from operations. The Company has been dependent upon external financing, including primarily private and public sales of securities, to fund operations. As of December 31, 2004, the Company had an accumulated deficit of $99,257,000, and expects to incur additional operating losses. Management believes that its existing cash, cash equivalents and short-term investments as of December 31, 2004, together with cash generated from operations, will be sufficient to fund operations into 2006.

The Company may require additional financing in the future to execute its intended business strategy. There can be no assurances that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, when and if needed. Failure to raise needed funds on satisfactory terms could have a material adverse impact on the Company’s business, operating results or financial condition.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Translation of Foreign Financial Statements

The Company established a foreign subsidiary in the United Kingdom in 2000, which uses the pound sterling as its functional currency. Assets and liabilities of the Company’s foreign subsidiary are translated at the year-end rate of exchange. The statements of operations for this subsidiary are translated at the average rate of exchange for the year. Gains or losses from translating foreign currency financial statements are accumulated in other comprehensive loss in stockholders’ equity (deficit).

(d) Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value due to the short-term nature of those instruments.

(e) Revenue Recognition

The Company sells Testim to wholesalers and chain drug stores, who have the right to return purchased product. In accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, the Company defers recognition of revenue on product shipments of Testim to its customers until Testim units are dispensed through patient prescriptions. Under SFAS No. 48, the Company cannot recognize revenue on product shipments until it can reasonably estimate returns relating to these shipments. The Company estimates prescription units dispensed based on distribution channel data provided by external, independent sources. Testim dispensed to patients through prescription is not subject to return. The gross sales price of product shipments in the U.S. was $30,863,000 and $14,121,000 for the years ended December 31, 2004 and 2003, respectively. Gross revenue for prescription units dispensed was $30,279,000 and $9,740,000 for the years ended December 31, 2004 and 2003, respectively, while product revenue net of cash discounts, rebates and patient coupons was $27,025,000 and $8,822,000 for the years ended December 31, 2004 and 2003, respectively. Product shipments in the U.S. not recognized as revenue, net of anticipated cash discounts, were $3,723,000 and $4,286,000 at December 31, 2004 and 2003, respectively and are reflected in deferred revenue, current portion. The cost of Testim units shipped to customers that has not been recognized as revenue in accordance with the Company’s policy is reflected as inventory subject to return (see Note 4). The Company will continue to recognize revenue upon prescription units dispensed until it can reasonably estimate product returns based on its product returns experience. At this time, the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred.

The following individual customers each accounted for at least 10% of total product shipments for either of the respective periods:

	Years Ended December 31,
	2004	2003
Customer A	28.6%	32.8%
Customer B	25.7%	21.5%
Customer C	21.0%	17.1%
Customer D	12.0%	9.6%

	87.3%	81.0%

For revenues associated with licensing agreements, the Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the performance requirements of the agreement. The Company entered into two license and distribution agreements to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan (see Note 14). Under these agreements, the distributor and the sublicensee are each required to purchase Testim from the Company and make up-front, milestone and royalty payments. Under these agreements, the distributor and the sublicensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Only milestone payments for product supply price decreases are refundable if the Company subsequently increases the supply price; otherwise, no up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to the Company’s nonperformance. The Company is obligated under the agreements to provide multiple deliverables; the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21 the deliverables under each of these agreements are treated as single units of accounting as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. Revenue for Testim units shipped will be recognized upon product shipment, subject to the Company’s ability to reasonably estimate product returns. The Company will defer revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under each agreement. Non-refundable up-front and milestone revenue will be recognized as revenue as a percentage of Testim units shipped in the period over total Testim units expected to be shipped over the distribution term. No revenue for non-refundable up-front and milestone consideration will be recognized if a reasonable estimate of total future Testim unit shipments cannot be made. Refundable milestone payments will be deferred and only included in the revenue recognition equation with non-refundable milestone consideration when the refund right lapses. In December 2004, the Company shipped its first product totaling $311,000 to Ipsen for ultimate sale in the United Kingdom and Germany. The Company deferred recognition of this revenue at December 31, 2004 as the right of return had not lapsed until 2005. The first license payments under these agreements totaling $8,100,000 were received in 2004. As of December 31, 2004, deferred revenue from licensing agreements of $8,500,000 was classified as long-term as the Company is not in a position to reasonably estimate total product demand under these agreements. The remaining milestone payments due at December 31, 2004 under these agreements of $400,000 is included in accounts receivable, other on the accompanying consolidated balance sheet.

(f) Cash, Cash Equivalents, Restricted Cash and Short-term Investments

Cash, cash equivalents, restricted cash and short-term investments are stated at market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash, cash equivalents and short-term investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, U.S. government securities, or short-term commercial paper. The Company considers its investments, including securities with maturities in excess of one year, as “available for sale” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly classifies them as current, as management can sell these investments at any time at their option. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section on the accompanying consolidated balance sheet.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g) Supplemental Non-cash Disclosure

The following table represents the non-cash financing activity for the periods presented (in thousands):

	Years Ended December 31,
	2004	2003	2002
Conversion of redeemable convertible preferred stock into common stock	$93,782	$—	$—
Grant of restricted stock to employees, net of cancellations	660	—	—
Accretion of preferred stock redemption value	395	490	384
Accrual of preferred stock dividends	—	3,909	4,554
Deemed dividend to warrant holders	173	—	—
Removal of preferred stock dividend feature	—	9,920	—
Issuance of warrants in connection with debt	—	1,008	—
Issuance of note payable for payment of insurance premiums	421	—	—

See Notes 8 and 11c for additional information on non-cash financing activity.

(h) Accounts Receivable

Accounts receivable, trade consist of amounts due from wholesalers and chain drug stores for the purchase of Testim. Ongoing credit evaluations of customers are performed and collateral is generally not required.

Accounts receivable, trade are net of allowances for cash discounts, actual returns and bad debts of $578,000 and $36,000 at December 31, 2004 and 2003, respectively.

The following individual customers each accounted for at least 10% of accounts receivable, trade on either of the respective dates:

	December 31,
	2004	2003
Customer A	43.2%	0.8%
Customer B	26.4%	47.8%
Customer C	12.0%	21.8%
Customer D	10.6%	21.6%

	92.2%	92.0%

See Note 2e regarding accounts receivable, other.

(i) Inventories

Inventories are stated at the lower of cost or market, as determined using the first-in, first-out method.

(j) Concentration of Supply

The Company has a single source of supply for pentadecalactone and only two sources of supply for testosterone. In addition, a single source contract manufacturer produces Testim. The Company attempts to mitigate the risk of supply interruption by maintaining adequate safety stock of raw materials and by scheduling production runs to create safety stock of finished goods. The Company evaluates secondary sources of supply for all its raw materials and finished goods. The Company does not have any long-term minimum commitments for finished goods production or raw materials (see Note 6).

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k) Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and costs of improvements are capitalized. Depreciation is recognized using the straight-line method based on the estimated useful life of the related assets. Amortization of leasehold improvements is recognized using the straight-line method based on the shorter of the estimated useful life of the related assets or the lease term.

(l) Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2004, management believes that there is no impairment of long-lived assets. Also as of December 31, 2004 the Company has not revised the remaining useful lives of any significant assets.

Included in other assets is the unamortized balance of a license agreement milestone payment. This payment is being amortized over the 67-month estimated useful life of the related product which is consistent with the remaining lives of the underlying patents.

(m) Research and Development Costs

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

(n) Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are charged to expense as incurred. Advertising expenses for the years ended December 31, 2004, 2003 and 2002 were $368,000, $908,000 and $72,000, respectively.

(o) Income Taxes

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p) Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This standard amends the transition and disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 148, the Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for equity-based awards issued to employees and directors for director services. Under APB Opinion No. 25, if the exercise price of the award equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. The measurement date is the date on which the final number of shares and exercise price are known and is generally the grant date for awards to employees and directors. If the exercise price of the award is below the fair value of the underlying stock on the measurement date, then compensation cost is recorded, using the intrinsic-value method, and is recognized in the consolidated statements of operations over the vesting period of the award. In addition, the Company’s 2004 Employee Stock Purchase Plan is considered noncompensatory under APB Opinion No. 25 as it is a qualified plan under the Internal Revenue Code.

Had compensation cost for employee and director service option grants and purchase rights under the Company’s 2004 Employee Stock Purchase Plan been determined based on the fair value at the grant dates for those options and rights or the minimum-value method as discussed below, consistent with SFAS No. 123, net loss and net loss per common share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net loss applicable to common stockholders, as reported	$(29,086)	$(33,274)	$(24,482)
Add: total stock based employee compensation expense recognized under the intrinsic value based method	152	34	184
Deduct: total stock based employee compensation expense determined under fair value based method	(1,191)	(143)	(422)

Pro forma net loss applicable to common stockholders	$(30,125)	$(33,383)	$(24,720)

Net loss per common share:
Basic and diluted, as reported	$(3.11)	$(59.08)	$(51.49)

Basic and diluted, pro forma	$(3.22)	$(59.27)	$(51.99)

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the initial public offering (“IPO”), the value of option grants under SFAS No. 123 was determined using the minimum-value method. The minimum-value method considers the expected life of an option, the risk-free interest rate prevalent at the date of grant and the expected dividend yield. Upon completion of the IPO, the Company is required to include a volatility factor in its estimation of fair value. The Company has elected to utilize the Black-Scholes option-pricing model to estimate fair value of option grants under SFAS No. 123. Information with respect to the value of option grants under the minimum-value method and the Black-Scholes option pricing model for the periods presented is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Weighted average grant date value:
Grants below fair value	$—	$—	$1.45
Grants at fair value	5.02	0.95	0.90
Grants above fair value	—	—	—
Weighted average assumptions:
Expected life of options (in years)	6.8	7.0	7.0
Risk-free interest rate	3.91%	3.57%	4.39%
Expected volatility	59.49%	0.00%	0.00%
Expected dividend yield	0.00%	0.00%	0.00%

Because the determination of the value of all options granted before the Company became a publicly traded entity do not include an expected volatility factor in addition to the factors described above and because additional option grants are expected in the future, the pro forma disclosures above are not representative of the pro forma effects of stock-based compensation on reported net operating results in future years (also see Note 2t). The Company utilized an expected volatility rate of 80% to value all option grants in 2004 after the IPO. The weighted average disclosed in the table above assumes a volatility of zero for all option grants prior to the IPO.

Included in the pro forma net loss applicable to common stockholders in 2004 above is $277,000 of compensation under SFAS No. 123 related to the 2004 Employee Stock Purchase Plan. The fair value of employee purchase rights was estimated utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 1.3 years, risk-free interest rate of 2.25%, expected volatility of 80.63% and no expected dividend yield. The weighed average fair value of purchase rights granted in 2004 was $3.41 per share.

The Company accounts for stock-based compensation to non-employees using the fair-value method in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For the years ended December 31, 2004, 2003 and 2002, the Company granted a total of 1,500, 2,000 and 6,500 stock options, respectively, to consultants. In addition, in 2003 the Company issued a stock grant of 1,175 shares of common stock to a consultant. The options and stock granted generally vested immediately. For the years ended December 31, 2004, 2003, and 2002, the Company recorded stock-based compensation expense of $51,000, $11,000, and $26,000, respectively, related to stock and stock option grants to non-employees. The Company valued the stock option grants using the Black-Scholes option-pricing model utilizing the same assumptions above except that the expected life for each grant was the contractual term and the expected volatility for each grant was 70% in 2004 and 60% in 2003 and 2002.

(q) Comprehensive Income (Loss)

The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for the reporting and presentation of comprehensive income and its components in financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized gains on available for sale securities. The Company’s comprehensive loss is presented within the accompanying consolidated statements of stockholders’ equity (deficit). For the years ended December 31, 2004, 2003 and 2002, the Company had foreign currency translation adjustments of $0, $2,000 and $4,000, respectively, relating to its subsidiary in the United Kingdom. Unrealized gains on available for sale securities were $52,000 for the year ended December 31, 2004.

(r) Net Loss Per Common Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net loss	$(28,518)	$(28,875)	$(19,544)
Accretion of redeemable convertible preferred stock	(395)	(490)	(384)
Deemed dividend to warrant holders	(173)	—	—
Dividends accrued on redeemable convertible preferred stock	—	(3,909)	(4,554)

Net loss applicable to common stockholders	(29,086)	(33,274)	(24,482)

Denominator:
Weighted-average common shares outstanding	9,402,776	571,715	497,925
Weighted-average unvested restricted common shares subject to forfeiture	(41,623)	(8,521)	(22,467)

Shares used in calculating net loss applicable to common stockholders per share	9,361,153	563,194	475,458

Basic and diluted net loss per common share	$(3.11)	$(59.08)	$(51.49)

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

	December 31,
	2004	2003	2002
Common stock options	1,858,700	977,420	887,457
Warrants	1,732,676	1,748,676	2,876,407
Restricted common stock	88,055	7,250	14,500
Redeemable convertible preferred stock	—	14,042,482	8,292,018

	3,679,431	16,775,828	12,070,382

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(s) Segment Information

The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

(t) New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises SFAS No. 123 and supersedes APB Opinion No. 25. Generally the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their grant-date fair values over the period during which employees are required to provide services in exchange for the award. In addition, under SFAS No. 123R, the Company’s 2004 Employee Stock Purchase Plan will be considered compensatory. Pro forma disclosure of stock-based compensation under fair values methods is no longer an alternative. SFAS No. 123R provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123R to the beginning of the first fiscal year after June 15, 2005. As a result, the Company anticipates adopting SFAS No. 123R on January 1, 2006. As the Company currently accounts for employee stock-based compensation under the intrinsic value method permitted under APB Opinion No. 25, the adoption of SFAS No. 123R will result in significant additional compensation charges in the Company’s statements of operations, although it will have no impact on its overall financial position.

(3) Cash, Cash Equivalents, Restricted Cash and Short-term Investments

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2004 demand accounts, money market accounts and U.S. Treasury and agency obligations comprised all of the Company’s cash and cash equivalents. At December 31, 2003 demand accounts and money market accounts comprised all of the Company’s cash and cash equivalents. At December 31, 2003, a $9,500,000 certificate of deposit was restricted to secure borrowings under a bank line of credit (see Note 8). This certificate of deposit was used to repay the bank line of credit in March 2004.

Short-term investments consist of corporate auction-rate securities with original maturities of greater than three months. As of December 31, 2004, all the auction-rate securities held have maturities in excess of 25 years. The Company’s investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held have extended maturities, the Company classifies these securities as current as they are available for sale under SFAS No. 115.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes cash, cash equivalents and short-term investments (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and Cash Equivalents
Demand deposits	$1,299	$—	$—	$1,299
Money market accounts	11,055	—	—	11,055
Obligations of U.S. Government	20,301	52	—	20,353

December 31, 2004	$32,655	$52	$—	$32,707

Short-Term Investments
Auction-rate securities	$14,100	$—	$—	$14,100

December 31, 2004	$14,100	$—	$—	$14,100

Cash and Cash Equivalents
Demand deposits	$666	$—	$—	$666
Money market accounts	27,780	—	—	27,780

December 31, 2003	$28,446	$—	$—	$28,446

Through December 31, 2004, all investments in U.S. government-backed securities and auction rate securities were held until maturity. As a result, there were no realized gains or losses recorded in interest income.

(4) Inventories

Inventories consist of the following (in thousands):

	December 31,
	2004	2003
Raw materials	$2,737	$2,785
Work-in-process	481	608
Finished goods	318	1,478
Inventory subject to return	478	506

	$4,014	$5,377

Inventory subject to return represents the amount of Testim shipped to wholesalers and chain drug stores that had not been recognized as revenue (see Note 2e).

Prior to the FDA approval of Testim in the fourth quarter of 2002, the Company purchased approximately $900,000 of a key raw material for which it would have had no alternative future use if Testim were not approved. The Company charged these raw materials directly to research and development expenses in 2002. By December 31, 2004, all this raw material had been utilized.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Property and Equipment

Property and equipment consists of the following:

		December 31,
	Estimated useful life	2004	2003
Office furniture, computer equipment and software	3 to 5 years	$1,753	$1,471
Manufacturing equipment	3 to 10 years	1,139	1,101
Laboratory equipment	7 years	260	—
Leasehold improvements	lease term	68	46

		3,220	2,618
Less accumulated depreciation and amortization		(1,131)	(602)

		2,089	2,016
Construction-in-progress—laboratory and manufacturing equipment		465	—

		$2,554	$2,016

Depreciation expense was $655,000, $395,000 and $135,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(6) Supply Agreement

During 2002, the Company entered into a supply agreement with a contract manufacturer for the production of Testim over the first three market years. In connection with the agreement, the Company agreed to make non-refundable payments totaling approximately $2.1 million in order to modify the manufacturer’s facility specifically for Testim manufacturing. Approximately $1.9 million of the modification was incurred prior to Testim FDA approval and was charged to research and development expense in 2002, as there was no alternative future use for the supply agreement prior to FDA approval. The remaining amount of approximately $220,000 was recorded as a supply agreement deferred cost (included in other assets) and is being amortized over the remaining life of the supply agreement. The Company purchased approximately $1.1 million of packaging equipment that is used by the contract manufacturer in Testim production. The Company owns the equipment. The packaging equipment was placed in service at the end of 2003 and is being amortized over the estimated life of the equipment. Although the Company is not required to purchase any minimum amount of Testim from its manufacturer, it is required to pay a minimum annual manufacturing fee of $190,000.

(7) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003
Payroll and related expenses	$3,030	$1,414
Milestone and royalty expenses	1,882	884
Research and development expenses	1,285	332
Sales and marketing expenses	530	1,266
Testim coupon and rebate accrual	929	273
Other expenses	988	1,444

	$8,644	$5,613

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Notes Payable

Notes payable consists of the following (in thousands):

	December 31,
	2004	2003
Bank lines of credit	$—	$9,529
Equipment promissory notes	754	930

	754	10,459
Less unamortized discount	(4)	(7)
Less current portion of notes payable	(427)	(9,875)

Notes payable, long-term portion	$323	$577

In May 2003, the Company entered into a line of credit with a commercial bank pursuant to which the Company had the ability to borrow up to $9,750,000 under a revolving promissory note maturing on May 1, 2004. This note bore interest at the greater of the bank’s prime rate or 4.25% and was due monthly, with principal due only at maturity. At December 31, 2003, principal outstanding under the line was $9,500,000 and the interest rate was 4.25%. Interest incurred under the line during 2004 and 2003 was $117,000 and $224,000, respectively. The line was secured by all the Company’s assets. In order to obtain the line, the Company issued warrants to purchase 399,994 shares of the Company’s common stock to certain of its preferred stockholders in consideration for their guarantee of the borrowings under the line. The Company estimated the fair value of the warrants based on the Black-Scholes option-pricing model to be $1,000,000. The value of the warrants, plus transaction costs of $187,000, was capitalized as debt issuance costs and was amortized into interest expense over the life of the line on a straight-line basis. At December 31, 2003, accumulated amortization on these debt issuance costs was $790,000. The remaining debt issuance costs were amortized in 2004, see below. The debt issuance costs were included in other current assets on the accompanying consolidated balance sheet as of December 31, 2003.

In connection with the Company’s Series D preferred stock transaction in October 2003 (see Note 11c), the guarantee of the bank line was terminated, the warrants issued for the guarantee were cancelled and the bank accepted a $9,500,000 certificate of deposit from the Company to secure the borrowings under the line of credit (see Note 3) until new terms could be negotiated. In March 2004, the Company fully repaid the $9,500,000 existing bank line of credit by using the proceeds from the certificate of deposit. In the first quarter of 2004, the unamortized debt issuance costs of approximately $140,000 were charged to interest expense.

In March 2004, the Company entered into a replacement line of credit with another commercial bank, Comerica Bank. The replacement line of credit was for $5,000,000 and expired in March 2005. The line bore interest at the bank’s prime rate plus 0.5% and was secured by all the Company’s tangible assets. If the amount of the Company’s cash balance at the bank fell below $10.0 million and the Company had borrowings outstanding on the line, the bank would have restricted cash on deposit based on a formula of accounts receivable. The maximum restricted cash amount would have been the full amount of the line. In addition, if the Company’s cash balance fell below $10.0 million, the Company would have been subject to financial covenants. The Company drew under this line in early 2004 and paid $23,000 in interest during 2004. There are no amounts outstanding under this facility as of December 31, 2004.

During 2002, the Company entered into an equipment debt agreement with a financing institution. In June 2003, the Company borrowed $1,091,000 under this facility to fund the acquisition of manufacturing equipment and other fixed assets. The borrowings are secured by the underlying financed assets. The facility bears interest at 9.5% and is repayable in 36 equal monthly payments. Interest incurred under the facility during 2004 and 2003 was $73,000 and $54,000, respectively. In addition, in connection with entering into the facility, the lender

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received a warrant to purchase 5,817 shares of the Company’s common stock at $7.50 per share exercisable for 5 years. The Company estimated the fair value of the warrants based on the Black-Scholes option-pricing model to be $8,000. The Company recorded the fair value of these warrants as a debt discount in 2003 and is amortizing it as additional interest expense over the term of the agreement.

In December 2004, the Company entered into a second equipment debt agreement with the same financing institution. The Company borrowed $171,000 under this facility to fund the acquisition of computer equipment and other fixed assets. The borrowings are secured by the underlying financed assets. The facility bears interest at 8.8% and is repayable in 36 equal monthly payments. Interest incurred under the facility during 2004 was $1,000.

In February 2004, the Company entered into a debt agreement with a financing institution to finance $421,000 of insurance premiums. The facility bore interest at 5.45% and was repaid entirely in 2004. Interest paid under this facility in 2004 was $11,000.

Maturities of notes payable at December 31, 2004 are as follows (in thousands):

2005	$427
2006	260
2007	62
2008	5

$754

(9) Commitments and Contingencies

(a) Leases

The Company leases its main office space under a noncancelable operating lease that expires in January 2006. The Company also leases satellite office space and office equipment. Rent expense was $457,000, $450,000 and $437,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

On December 31, 2004, the Company entered into a 90-month lease agreement to move its headquarters facility to Malvern, Pennsylvania. The Company anticipates moving into the new office space in the summer of 2005, before its existing office space lease expires. The Company paid a $400,000 security deposit under this new lease in January 2005. The Company will receive an allowance to improve the new facility of up to $808,000. The Company will record the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company will amortize the leasehold improvement asset over the shorter of the life of the improvements or the life of the lease. The Company will amortize the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The new lease will include a period of free rent and escalating minimum rent payments. The Company will record rent expense for the minimum lease payments on a straight-line basis starting with the lease commencement date. In addition, the Company anticipates recording a charge to general and administrative expenses when it ceases to use its existing office facility. This charge will represent the rent to be paid for unutilized office space under the existing noncancelable lease less estimated sublease income that can reasonably expected to be received for the property. As of December 31, 2004, the Company has $387,000 of lease payments remaining on its existing office facility.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under noncancelable operating leases for office space and equipment as of December 31, 2004 are as follows (in thousands):

2005	$475
2006	412
2007	419
2008	431
2009	442
2010 and thereafter	1,352

$3,531

(b) Research and License Agreements

In 2000, the Company entered into a license agreement with Bentley Pharmaceuticals, Inc. (“Bentley”) for the patented transdermal gel technology underlying Testim. The term of this agreement is determined on a country-by-country basis and extends until the later of patent right termination in a country or 10 years. The Company is obligated to pay royalty payments to the licensor based on net product sales which amounts it includes in cost of goods sold. In addition, the Company has made certain milestone payments to the licensor under this arrangement.

In 2001, the Company entered into an additional license agreement with Bentley for the patented transdermal gel technology to develop formulations of androgen therapy and pain management products. The term of this license is for the life of the patent. The Company is in the early stage of development with these products. The Company is obligated to make milestone payments after marketing approval. After commercialization, the Company is obligated to make royalty payments based on net product sales.

In 2003, the Company entered into a research and development agreement and a license agreement with Formulation Technologies, LLC, doing business as PharmaForm. Pursuant to the license agreement, the Company has the exclusive right for the life of the licensed patents to make and sell products that contain hormones or that are used to treat any type of urologic disorder incorporating the licensed transmucosal film technology. The Company is obligated to pay for development services on a month-to-month basis. After commercialization, the Company is obligated to pay royalties based on net product sales.

In June 2004, the Company entered into a development and license agreement with BioSpecifics Technologies Corp. (“BioSpecifics Technologies”). Under the agreement, the Company has agreed to develop products containing the licensor’s product (“AA4500”) for the treatment of Peyronie’s and Dupuytren’s Diseases. The Company has been granted the exclusive world-wide license to any products developed under the agreement other than dermal formulations labeled for topical administration. The Company also has the option to develop and license the technology for use in other indications other than dermal formulations labeled for topical administration. The agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. The Company may terminate the agreement with 90 days written notice. The Company is obligated to pay all clinical and regulatory development costs on an on-going basis, to purchase commercial inventory from BioSpecifics Technologies and to pay royalties based on product sales. In addition, the Company is obligated to make contingent milestone payments for contract initiation, receipt of technical data, manufacturing process development, the one-year anniversary of the agreement, filing of regulatory applications and receipt of regulatory approval. Through December 31, 2004, the Company paid up-front and milestone payments under this agreement of $5,000,000. The Company recorded two payments of $2,500,000 each as an in-process research and development expense in each of the second and

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third quarters of 2004 because AA4500 is in the early stages of Phase II clinical trials and there is no alternative future use for AA4500 prior to FDA approval. The Company could make an additional $10,500,000 of contingent milestone payments under this agreement if all existing conditions are met. Additional milestone obligations may be due if the Company exercises an option to develop and license AA4500 for additional medical indications.

Through December 31, 2004, the Company has made aggregate milestone payments under all these agreements of $5,625,000. The Company could make an additional $11,525,000 of contingent milestone payments under these agreements if all existing conditions are met.

In February 2005, the Company entered into an agreement with PharmaForm in which the Company agreed to develop and license eight separate pain products under its transmucosal film technology. In 2005, the Company paid an up-front payment of $0.5 million and could make up to an additional $21.2 million of contingent milestone payments if all underlying events occur. In addition to these new licenses, the Company agreed to engage PharmaForm to provide research and development services related to these pain products for four years.

(c) Employment Agreements

As of December 31, 2004, the Company has outstanding employment agreements with five of its executive officers. These agreements provide for annual compensation reviews to be performed by either the board of directors or the compensation committee. These agreements also provide that the executives may participate in all incentive compensation and benefit plans provided to all employees. If the Company terminates the employment of any of these executives without cause, as defined in the agreements, or due to a disability, the Company is obligated to pay severance equal to nine or 12 months of the executive’s base salary and continue to pay medical, dental and prescription drug benefits for the same period. In the event of a change in control and the termination of the executive without cause or if the executive resigns for good reason, as defined in the agreements, the Company is obligated to pay a lump sum payment equal to 1.25 times the executive’s base salary, plus 1.25 times the executive’s average annual bonus, plus continued medical, dental and prescription drug benefits for a 15-month period and all outstanding options and stock awards will immediately vest. If payments become due as a result of a change of control and the excise tax imposed by Internal Revenue Code Section 4999 applies, the terms of the employment agreements require the Company to pay the executives the amount of this excise tax plus the amount of income and other taxes due as a result of the payment of the amount of the excise tax.

(d) Litigation

In March 2004, the Company received a judgment against it in a lawsuit tried in October 2003 relating to a breach-of-contract claim. At December 31, 2003, the Company accrued the $722,000 judgment and included it in selling, general and administrative expenses in the accompanying consolidated statement of operations. The amount accrued was paid in April 2004.

(10) Income Taxes

At December 31, 2004, the Company had Federal net operating loss carryforwards of approximately $80.5 million, which will expire in 2019 through 2024, if not utilized. In addition, the Company had state net operating loss carryforwards of approximately $65.4 million, of which $40.0 million relate to Pennsylvania. The Pennsylvania state net operating losses are subject to a $2.0 million annual limitation for 20 years and expire in 2009 through 2024. At December 31, 2004, the Company had Federal research and development credits of approximately $1.2 million that will expire in 2020 through 2024, if not utilized.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore the Company may not be able to take full advantage of these carryforwards for Federal income tax purposes.

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003
Net operating losses	$31,187	$22,150
Research and development credit	1,172	970
Depreciation and amortization	1,767	2,585
Accruals and reserves	411	609
Deferred profit	4,240	1,201
Other temporary differences	140	105

Gross deferred tax assets	38,917	27,620

Deferred tax assets valuation allowance	(38,917)	(27,620)

	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2004 and 2003. The valuation allowance in 2004 increased by $11,297,000 over 2003 related primarily to additional net operating losses incurred by the Company.

(11) Common Stock and Redeemable Convertible Preferred Stock

(a) Common Stock

The Company is authorized to issue 120,000,000 shares of common stock, with a par value of $0.01 per share.

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

To date, the Company has funded its operations entirely through equity and bank financings. The fundings include $235,000 raised through December 31, 1999 and an additional $222,000 raised in early 2000 through sales of common stock and stock option exercises of officers and non-employee directors.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 2, 2000, the Company borrowed $90,000 in the form of a convertible loan from an individual investor. In accordance with its terms, upon completion of the Series A preferred stock financing described below, the loan principal along with accrued interest of $3,000 was converted into 16,255 shares of common stock of the Company.

In 2003, 423,796 shares of common stock were issued in conjunction with the Series D preferred stock transaction (see Note 11c). Also, 12,175 shares of common stock were issued upon the exercise of common stock options and an additional 1,175 shares were granted to a consultant (see Note 2p).

On July 28, 2004, the Company completed an IPO in which the Company issued 5,500,000 shares of common stock at $7.50 per share resulting in gross proceeds of $41,250,000. In connection with the offering, the Company paid $2,887,000 in underwriting discounts and commissions and incurred $1,852,000 in other transaction costs. The net proceeds were $36,511,000. Also in connection with the IPO, all of the outstanding shares of the Company’s redeemable convertible preferred stock were converted into shares of common stock.

(b) Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock is issued or outstanding.

(c) Redeemable Convertible Preferred Stock

In connection with the IPO, all shares of redeemable convertible preferred stock were converted into common stock on a five-to-one basis resulting in the issuance of 14,058,482 shares of common stock. After the IPO, there are no longer any shares of redeemable convertible preferred stock authorized. In conjunction with the Series D redeemable convertible preferred stock transaction in October 2003, 8,634,339 warrants were issued that were originally exercisable into shares of Series D preferred stock for seven years at $1.50 per share. Initially, the exercise price and the amount of warrants were subject to change based on the achievement of certain business milestones. In April 2004, the warrants were amended to remove the variable features by fixing the amount of warrants and the warrant exercise price at $1.125 per share. The Company recorded, in the second quarter of 2004, a non-cash deemed dividend to the warrant holders utilizing the Black-Scholes option pricing model to estimate the fair value of the modification to the warrants. The amount of the deemed dividend represents the increase in the fair value of the warrants attributable to the amendment to the warrant terms. The fair value estimates included an assessment of the probability of the variable factors existing immediately before the amendment. The deemed dividend of $173,000 increased the net loss applicable to common stockholders in the second quarter of 2004. In connection with the IPO, the warrants to purchase Series D preferred stock became warrants to purchase 1,726,859 shares of common stock at $5.625 per share.

As of December 31, 2003, the authorized and outstanding redeemable convertible preferred stock and their principal terms were as follows (in thousands, except share amounts):

Series	Shares authorized	Shares outstanding	Carrying amount	Liquidation value
A	8,771,928	8,771,928	$9,763	$10,000
B	22,484,888	22,404,888	27,447	28,006
C	10,283,336	10,283,336	15,036	15,425
D	37,386,704	28,752,365	41,041	43,129

	78,926,856	70,212,517	$93,287	$96,560

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in the carrying amount of redeemable convertible preferred stock since January 1, 2002 (in thousands):

	Series A	Series B	Series C	Series D	Total
Balance, January 1, 2002	$10,585	$27,497	$—	$—	$38,082
Issuance of preferred stock	—	—	14,819	—	14,819
Accretion of preferred stock	91	213	80	—	384
Accrual of preferred dividends	1,273	2,653	628	—	4,554

Balance, December 31, 2002	11,949	30,363	15,527	—	57,839
Issuance of preferred stock	—	—	—	40,969	40,969
Accretion of preferred stock	84	197	137	72	490
Accrual of preferred dividends	820	2,113	976	—	3,909
Recapitalization	(3,090)	(5,226)	(1,604)	—	(9,920)

Balance, December 31, 2003	9,763	27,447	15,036	41,041	93,287
Accretion of preferred stock	28	68	47	252	395
Exercise of preferred stock warrant	—	100	—	—	100
Conversion of preferred stock in initial public offering	(9,791)	(27,615)	(15,083)	(41,293)	(93,782)

Balance, December 31, 2004	$—	$—	$—	$—	$—

The following table summarizes the issuances of redeemable convertible preferred stock and warrants through December 31, 2004 (in thousands, except share and per share amounts):

					Allocated Proceeds
Month	Series	Price	Shares issued	Warrants issued	Preferred stock	Warrants	Total
July 2000	A	$1.14	4,385,964	877,192	$4,426	$574	$5,000
May 2001	A	1.14	4,385,964	—	5,000	—	5,000
Oct. 2001	B	1.25	22,404,888	1,344,288	26,992	1,014	28,006
June 2002	C	1.50	10,283,336	616,997	14,819	606	15,425
Oct. 2003	D	1.50	28,752,365	8,634,339	40,969	2,160	43,129
July 2004	B	1.25	80,000	—	100	—	100

In each of the above transactions, the Company allocated the proceeds to the preferred stock and warrants based on the estimated relative fair values of each instrument. The Company used the Black-Scholes option-pricing model to determine the fair value of the warrants issued in each of these transactions. Also, the warrants issued with the Series A, Series B and Series C transactions were each issued at or above the preferred stock issuance price and were all cancelled in conjunction with the Series D transaction. The Series D warrants were converted into common stock warrants in conjunction with the IPO. The Company evaluated the Series A, B, C and D preferred stock transactions together with the bridge financings discussed below and determined that none of these transactions had a beneficial conversion feature as identified in EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

In connection with the Series A transaction, the Company issued as bridge financing $500,000 of two-year convertible promissory notes in June 2000, along with warrants to purchase 21,930 shares of common stock for $5.70 per share. The notes were converted into Series A preferred stock in July 2000. After allocating $15,000 of the bridge note proceeds to the warrants, based on the estimated relative fair values of the notes and the warrants using the Black-Scholes option pricing model, the debt was recorded at $485,000. The debt discount was

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized to interest expense over the period the notes were outstanding. These warrants were cancelled in conjunction with the Series D preferred stock transaction.

In conjunction with the Series B transaction, the Company issued as bridge financing a $1,000,000 one-year convertible promissory note in September 2001, along with warrants to purchase 80,000 shares of Series B preferred stock for $1.25 per share. The note, along with $6,000 of accrued interest, was converted into Series B preferred stock. After allocating $55,000 of the bridge note proceeds to the warrants, based on the estimated relative fair values of the notes and the warrants using the Black-Scholes option pricing model, the debt was recorded at $945,000. The debt discount was amortized to interest over the period the notes were outstanding. These warrants were exercised in July 2004 and the acquired shares of Series B preferred stock converted into 16,000 shares of common stock in connection with the IPO.

The Series A preferred stock was issued with a 10% cumulative dividend provision and was redeemable at the option of the holders on or after July 18, 2005. In conjunction with the Series B preferred stock transaction, the Series A preferred stockholders agreed, on a prospective basis, to reduce their cumulative dividend right to the 8% rate payable to the Series B preferred stockholders. The Series A preferred stockholders also agreed to delay their redemption right to be concurrent with the Series B redemption right on or after July 18, 2006. The Series C preferred stock was issued with a cumulative dividend at 8% and was redeemable at the option of the holder on or after July 18, 2006. In conjunction with the Series D preferred stock transaction, the Series A, Series B and Series C cumulative dividend rights and outstanding common stock warrants were cancelled and the redemption right was made concurrent with the Series D redemption right at the option of the holder on or after October 30, 2008. In addition, the Series A, Series B and Series C preferred stockholders received 423,796 shares of common stock and their guarantee of the Company’s bank line of credit (see Note 8) was terminated. These events were accounted for as a recapitalization equity transaction of the Company with no gain or loss recorded.

Prior to the Series D transaction, all preferred stock dividends were payable in the respective shares of preferred stock and were accrued each period with charges to additional paid-in capital, to the extent available, and otherwise to accumulated deficit. These accumulated dividends were reversed when forgone in 2003. All preferred stock were entitled to dividends only when and if declared by the Board of Directors. Additionally, all preferred stock were entitled to participating dividends if declared to common stockholders by the Board of Directors. In such a case, preferred stockholders would have received the same dividend per share as if their preferred stock were converted into common stock. Series D preferred stock was senior to all other series of preferred stock.

The Series A, Series B, Series C and Series D preferred stock was redeemable at $1.14, $1.25, $1.50 and $1.50 per share, respectively, plus any declared but unpaid dividends. Each of the Series A, Series B, Series C and Series D preferred stock carrying values were being accreted to the redemption amount on a straight-line basis, which was not materially different from the effective-interest method.

Each of the Series A, Series B, Series C and Series D preferred stock was convertible into the Company’s common stock on a five-to-one basis. The conversion rate was subject to adjustment for dilution. Automatic conversion was triggered concurrent with a firm underwritten public offering. Each series of preferred stock would also automatically convert upon the vote of the holders of at least 66 2/3% of the then outstanding shares for Series B, Series C and Series D or the majority of the then outstanding shares of Series A.

In the event of any liquidation, dissolution, or winding up of the Company, holders of preferred stock were entitled to receive preference to any distributions to holders of common stock at an amount equal to the original purchase price per share of the applicable series of preferred stock plus any declared but unpaid dividends. Series D preferred stock is senior to all other preferred stock.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred stockholders were entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock was convertible. The Series A, Series B and Series D preferred stockholders each had the right to appoint one, one and two members, respectively, to the Company’s board of directors. All preferred stockholders as a class had the right to appoint three members of the Company’s board of directors. The common and preferred stockholders as a class had the right to appoint one member to the Company’s board of directors.

(12) Stock Options and Warrants

In June 2004, the board of directors adopted and the stockholders approved the 2004 Equity Compensation Plan (the “2004 Plan”) authorizing the granting of incentive and nonqualified stock options and stock awards to employees, non-employee directors and service providers. In June 2004, the stockholders also approved the merger of the 2000 Equity Compensation Plan (the “2000 Plan”) into the 2004 Plan and authorized the increase of shares authorized under the 2004 Plan to 2,845,450 shares upon the effectiveness of the registration statement for the IPO. Upon effectiveness of the registration statement for the IPO, 604,780 stock options and 93,437 restricted stock awards were granted to employees and directors. The stock options granted in connection with the IPO vest over four years with an initial vesting date of June 5, 2005 and are exercisable at $7.50 per share. The restricted stock awards vest over four years with an initial vesting date of June 5, 2005. The Company recorded as deferred compensation the $701,000 fair value of the restricted stock awards in the third quarter of 2004 and is amortizing this deferred compensation into expense on a straight-line basis over the vesting period. Amortization of this deferred compensation was $95,000 for the year ended December 31, 2004.

The compensation committee of the board of directors administers the 2004 Plan. The committee determines who will receive stock options or awards. To date, the Company has granted only nonqualified stock options and restricted stock awards under the 2004 Plan. Generally, options granted vest over four years, with immediate vesting upon a change of control of the Company, and have a term of ten years.

During 2000, the Company granted a stock award of 3,000 shares of common stock to a consultant for services provided. These shares were valued at $2,000. Also during 2000, the Company granted options to purchase 67,000 shares of Company common stock to certain directors and officers of the Company that vested in 30 days. Upon exercise, the shares acquired were restricted as to further disposition. The restrictions on the shares release evenly over a four-year period. The Company had the option to repurchase any restricted shares at the original exercise price if the stockholder ceased to provide services to the Company. All of these options were exercised. In order to purchase the restricted shares, the Company made full-recourse stockholder loans for the exercise price of $116,000. These loans are interest-bearing and have a term of five years. Upon the resignation of one of these individuals in 2001, the Company reacquired 18,750 shares of common stock in exchange for canceling $33,000 of the full-recourse loan. In 2004, three of these loans totaling $93,000, including interest, were collected.

Included in the stock option tables below, the Company granted 390,000 nonqualified stock options to three senior executives in 2002. These options vested in five years, but contain vesting acceleration provisions. These options immediately vest upon an initial public offering of the Company’s stock or upon a change of control. Also, these options contained performance-vesting criteria whereby one-third of the options vested immediately upon attaining each of three individual milestones. These option grants were approved with an exercise price of $3.125 per share when the fair value of common stock was $3.75 per share. Accordingly, the $244,000 intrinsic value of these options was recorded as deferred compensation. During 2002, two of the three performance criteria were met resulting in a compensation charge of $163,000. The remaining one-third was being amortized over the five-year cliff-vesting period, but was accelerated in the third quarter of 2004 upon the completion of the IPO. Total amortization of this deferred compensation was $57,000, $16,000 and $171,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to the nonqualified stock options granted under the 2004 Plan for the periods identified is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Options outstanding:
Outstanding at beginning of period	977,420	887,457	329,107
Granted	1,085,010	145,540	567,050
Exercised	(53,112)	(12,175)	—
Canceled	(150,618)	(43,402)	(8,700)

Outstanding at end of period	1,858,700	977,420	887,457

Exercisable at end of period	728,206	512,325	379,272

Weighted average exercise prices:
Outstanding at beginning of period	$3.77	$3.74	$4.49
Granted	9.04	4.19	3.30
Exercised	4.39	4.37	—
Canceled	6.78	4.37	3.61
Outstanding at end of period	6.55	3.77	3.74
Exercisable at end of period	3.64	3.67	3.54

The following table summarizes information about options outstanding at December 31, 2004:

Range of exercise price per share	Shares	Weighted average exercise price per share	Weighted average remaining contractual life in years
Options outstanding:
$1.75	400	$1.75	5.1
$3.125 – $4.25	725,196	3.44	7.4
$4.50 – $5.70	120,544	5.14	7.1
$7.50 – $8.90	777,880	7.86	9.7
$12.50	234,680	12.50	9.2

	1,858,700	6.55	8.6

The following table summarizes information about options exercisable at December 31, 2004:

Range of exercise price per share	Shares	Weighted average exercise price per share
Options exercisable:
$1.75	400	$1.75
$3.125 – $4.25	630,412	3.39
$4.50 – $5.70	95,894	5.18
$7.50 – $8.90	—	—
$12.50	1,500	12.50

	728,206	3.64

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, 780,983 options, respectively, were available for future grant under the 2004 Plan.

As of December 31, 2004, the Company had the following common stock warrants outstanding:

Reference	Expiration date	Number of warrants	Exercise price
Note 8	May 2007	5,817	$7.50
Note 11c	Oct. 2010	1,726,859	5.625

		1,732,676

(13) Stock Purchase Plan

In June 2004, the Board of Directors adopted and the stockholders approved the 2004 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan permits employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. Employees are enrolled in a two-year option period. Employees purchase stock in half-year intervals at 85% of the lower of the fair market value of common stock on the date of purchase or the beginning of the two year option period. There is a maximum of 200,000 shares issuable under the 2004 Employee Stock Purchase Plan. In November 2004, employees purchased an aggregate of 14,268 shares of common stock at a price of $6.375 per share.

(14) Testim Marketing and Distribution Agreements

In December 2003, the Company entered into an exclusive marketing and distribution agreement with Bayer, Inc. (“Bayer”) in Canada. The Company filed for regulatory approval of Testim in Canada in March 2004. Under the agreement, Bayer will purchase product and pay certain royalty and milestone payments. The milestones payments are due upon contract signing, filing for regulatory approval in Canada, the first sale of Testim in Canada and upon achieving specified sales levels. The term of the agreement is for the life of the patent covering Testim in Canada.

In March 2004, the Company signed a sublicense agreement with Ipsen Farmaceutica B.V. (“Ipsen”) to use and sell Testim on a worldwide basis outside of the US, Canada, Mexico and Japan. Through February 2005, Testim is approved for marketing in the United States, the United Kingdom, Belgium, Denmark, Finland, Germany, Iceland, the Netherlands, Norway, Portugal, Spain and Sweden. In June 2004, the Company received scientific approval for Testim in an additional four European countries. The Company anticipates that marketing approvals in the remaining countries will be received once local administrative procedures to finalize the packaging text have been completed. Ipsen is responsible for obtaining regulatory approval in non-EU countries. In addition, Ipsen is obligated to purchase product from the Company and to pay royalty and certain milestone payments. The milestone payments are due upon contract signing, regulatory approval, product launch in various countries and supply price reductions. The license is exclusive and royalty-bearing for the longer of ten years from market launch or the expiration of patent protection in any particular country.

Through December 31, 2004, the Company was due or collected $8,500,000 in up-front and milestone fees under these agreements and is due an additional $100,000 in January 2005 for another milestone event. In addition to this January 2005 milestone, the Company could collect an additional $10,600,000 in milestone fees if all underlying events occur. (See Note 2e).

(15) Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all U.S. employees. The board of directors determines contributions made by the Company annually. The Company made matching contributions of $93,000, $68,000, and $42,000 in 2004, 2003, and 2002, respectively.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, the Company adopted a defined contribution plan covering substantially all United Kingdom employees. The Company made matching contributions of $65,000, $56,000, and $50,000 in 2004, 2003, and 2002, respectively.

(16) Other Related-Party Transactions

The Company uses Prosit, LLC (Prosit) for printing and copying services. The brother of the Company’s chief executive officer holds a majority ownership interest in Prosit. Prosit received payments from the Company for printing and reproduction services provided of $1,099,000, $846,000 and $129,000 in 2004, 2003 and 2002, respectively. HH Capital Partners, an investment partnership controlled by the Company’s chief executive officer and its former general counsel, converted its majority equity interest in Prosit into a $240,000 loan in 2001. This loan bears interest at 4% and is repayable in four annual payments of $60,000 beginning on June 30, 2003. As of December 31, 2004, Prosit owes HH Capital Partners $180,000 under this loan. In addition, Prosit leases printing and copying equipment from HH Capital Partners. The 48-month lease commenced on January 1, 2001 and requires monthly payments of approximately $1,100. On April 14, 2005, HH Capital Partners forgave Prosit the payment of any outstanding loan, lease and interest payments.

The Company used ePocrates, Inc. (ePocrates) in 2004 for Testim promotion services and new product surveys. A member of our board of directors is also a member of ePocrates’ board. The venture capital firm with which our board member is affiliated beneficially owns approximately 14% of the Company’s common stock and also maintains an investment of greater than 10% in ePocrates. The Company paid ePocrates $109,000 in 2004.

In 2003, the Company issued 399,994 warrants to purchase the Company’s common stock to certain of its preferred stockholders in connection with the guarantee of borrowings under its bank line of credit. In addition, the Company reimbursed $87,000 of legal fees incurred by one preferred stockholder in connection with their guarantee of the borrowings under the Company’s bank line of credit. The guarantee and the warrants were cancelled in connection with the Series D preferred stock transaction (see Notes 8 and 11c).

Two siblings and a sister-in-law of the Company’s chief executive officer are employed by the Company. As of December 31, 2004, these individuals held the positions of Vice President of Regulatory and Quality Assurance, Director of Production Operations and Director of Human Resources. The Vice President of Regulatory and Quality Assurance earned, including bonuses, $151,000, $111,000 and $93,000 in 2004, 2003 and 2002, respectively. The Director of Production Operations earned, including bonuses, $107,000, $85,000 and $67,000 in 2004, 2003 and 2002, respectively. The Director of Human Resources earned, including bonuses, $97,000, $70,000 and $58,000 in 2004, 2003 and 2002, respectively.

In 2003, the Company paid $103,000 to the husband of the Company’s then Senior Vice President, Research and Development for marketing consulting services.

(17) Other Income

In the first quarter of 2003, the Company received a payment in connection with the settlement of a lawsuit with a vendor. The settlement, net of expenses of $278,000, is reflected as other income in the accompanying consolidated statement of operations.

(18) Subsequent Event

On April 11, 2005, the Company entered into a co-promotion agreement (the Agreement) with Oscient Pharmaceuticals Corp. (Oscient) under which the Company and Oscient will co-promote Testim in the U.S. Oscient will have the exclusive right to promote Testim jointly with the Company to primary care physicians by

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using its 250-person sales force. Oscient is obligated to commence co-promotion of Testim by May 9, 2005. The initial term of the Agreement ends on April 30, 2007. Oscient may extend the Agreement for two consecutive two-year periods provided that certain milestones for each extension have been met by Oscient. If these milestones are met and Oscient does not elect to terminate the Agreement, the first extension period will commence on January 1, 2007 and end on December 31, 2008 and the second extension period will commence effective January 1, 2009 and end on April 30, 2011.

The Company is obligated to share Testim promotional expenses equally with Oscient. The Company and Oscient will jointly develop a promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of Testim in the U.S. primary care physician market. Each party will be responsible for the costs associated with its own sales force. In addition, Auxilium is obligated to pay Oscient a co-promotion fee based on a specified percentage of the gross profit from Testim sales attributable to primary care physicians in the U.S., that exceeds a specified sales threshold. The specific percentage is based upon Testim sales levels attributable to primary care physicians and the marketing expenses incurred by Oscient in connection with the promotion of Testim under the Agreement.

The Agreement can be terminated by either party upon the occurrence of certain termination events. The Company may be obligated to make termination payments in certain instances. Also, Oscient has been granted the exclusive option to co-promote any future product candidate of the Company that treats hypogonadism and contains testosterone as the active ingredient.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19) Unaudited Quarterly Financial Information (in thousands, except share and per share amounts):

	2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$5,634	$6,619	$7,157	$7,615
Cost of goods sold	1,789	1,996	1,979	2,384
Research and development expenses	2,370	4,814	4,899	3,910
Selling, general and administrative expenses	7,422	7,530	7,831	8,427
Loss from operations	(5,947)	(7,721)	(7,552)	(7,106)
Net loss	(6,410)	(7,720)	(7,471)	(6,917)
Dividends and accretion of redeemable convertible preferred stock	(169)	(342)	(57)	—
Net loss applicable to common stockholders	(6,579)	(8,062)	(7,528)	(6,917)
Basic and diluted net loss per common share (1)	(7.08)	(8.56)	(0.51)	(0.34)
Weighted average basic and diluted common shares outstanding	929,906	942,131	14,856,088	20,533,331

	2003
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$155	$1,467	$2,893	$4,307
Cost of goods sold	168	997	1,085	1,512
Research and development expenses	1,527	1,867	1,893	1,888
Selling, general and administrative expenses	4,504	6,893	7,088	8,990
Loss from operations	(6,044)	(8,290)	(7,173)	(8,083)
Net loss	(6,028)	(6,812)	(7,567)	(8,468)
Dividends and accretion of redeemable convertible preferred stock	(1,291)	(1,304)	(1,317)	(487)
Net loss applicable to common stockholders	(7,319)	(8,116)	(8,884)	(8,955)
Basic and diluted net loss per common share (1)	(15.07)	(16.44)	(17.99)	(11.52)
Weighted average basic and diluted common shares outstanding	485,519	493,775	493,836	777,200

(1)	The sum of the quarterly loss per share amounts may differ from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Disclosure controls and procedures are controls and procedures designed to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Based on their evaluation, and in particular the report of our General Counsel of the results of the report of the internal investigation conducted by the Audit and Compliance Committee of our Board of Directors (the “Audit Committee”) described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report were ineffective and there were material weaknesses in internal control over financial reporting as a result of non-compliance by certain employees, as described below.

On March 16, 2005, members of our management alerted our Board of Directors to the fact that:

•	there was an amendment to the severance provisions of our former President and Chief Operating Officer’s employment agreement that had not been previously disclosed (the “Employment Agreement Amendment”); and

•	that we had engaged in various related-party transactions involving Prosit LLC, a printing company owned by the brother of our Chief Executive Officer and Interim President (the “Related Party Transactions”), that had not been pre-approved by the Audit Committee.

As a result of disclosures by members of our management, on March 21, 2005, the Audit Committee commenced an internal investigation regarding the Employment Agreement Amendment, the Related Party Transactions, and our internal disclosure controls and procedures to determine if there were any other transactions that we had not reported. The Audit Committee retained our outside counsel to assist it with the internal investigation. The Audit Committee’s report of the internal investigation concluded that:

•	In August 2004, our Chief Executive Officer and Interim President and then President and Chief Operating Officer entered into the Employment Agreement Amendment. They failed to (a) advise our then General Counsel or any other member of management that the Employment Agreement Amendment had been executed or (b) receive the formal approval of our Board of Directors for the Employment Agreement Amendment. The Employment Agreement Amendment provides that the President and Chief Operating Officer would receive 12 months of salary, rather than nine months, as severance in certain situations. As a result, we did not provide correct disclosure regarding our severance obligations to our then President and Chief Operating Officer.

•	From August 2004 though April 2005 we engaged in the Related Party Transactions without obtaining the prior approval of the Audit Committee. This violated our Code of Conduct, which, among other things, requires pre-clearance of related party transactions.

•

We previously disclosed that an investment partnership, HH Capital Partners (“HH”), controlled by our Chief Executive Officer and Interim President and previous General Counsel held an equity investment in Prosit LLC that was terminated in 2001. We were not advised that at the time this equity interest was terminated, it was converted into a promissory note in principal amount of $240,000, of which $180,000 was outstanding as of December 31, 2004, bearing an annual interest rate of 4% (the “Prosit Note”). Interest earned on the Prosit Note was to be paid in monthly installments and principal was to be repaid in six annual installments of $40,000. Because our disclosure policies were not followed, our ability to report the Prosit Loan on a timely basis was jeopardized.

•	During February of 2005, our Chief Executive Officer and Interim President executed an amended and restated employment agreement that would have amended the terms of employment of one of our executive officers without receiving the formal approval of our Board of Directors. The amended and restated employment agreement was not signed by the executive officer, and the executive officer has acknowledged that the amended and restated employment agreement is not enforceable against the Company.

The Audit Committee has discussed the results of the internal investigation with our independent registered public accounting firm. Because of certain failures, including those enumerated above, this firm has determined that there are material weaknesses in internal control over financial reporting as of the end of the period covered by this Report.

We have taken the following actions to improve our disclosure controls and procedures and internal controls over financial reporting:

•	On April 14, 2005, Gerri Henwood, our Chairman and Chief Executive Officer and Interim President, resigned her position as Chairman. Ms. Henwood will continue to serves as our Chief Executive Officer and Interim President and as a member of our Board of Directors.

•	On April 14, 2005, one of our independent directors and our Vice Chairman and member of our Audit Committee, Rolf A. Classon, was appointed to the position of Chairman of our Board of Directors. As such, Mr. Classon will no longer serve as our Vice Chairman. In his position as Chairman, Mr. Classon will provide enhanced oversight of the:

•	implementation and operation of our disclosure controls and procedures; and

•	management of our operational affairs including, but not limited to, sales and marketing, research and development, government regulation, manufacturing and employee matters, and monitor and review the implementation of policies and procedures established by the Board within such areas.

•	As Chairman, Mr. Classon will:

•	preside over any meeting of our Board of Directors that Mr. Classon attends, and when so acting will have all the powers of and be subject to all the restrictions upon our Chairman;

•	provide ongoing advice and counsel to our Chief Executive Officer and otherwise assist our Chief Executive Officer in the conduct of the responsibilities of our Chief Executive Officer;

•	provide active oversight of our management and operational affairs, including, but not limited to, sales and marketing, research and development, government regulation, manufacturing and employee matters, and monitor and review the implementation of policies and procedures established by the Board within such areas;

•	provide our Board of Directors with periodic updates of oversight activities;

•	set the agenda for each meeting of our Board of Directors and organize preparation of each such meeting;

•	preside over any meeting of outside directors that may be held after meetings of our Board of Directors that is attended by Mr. Classon, the purpose of which may be to review the effectiveness of management, collect feedback to management and relay any such feedback to management; and

•	such other duties, responsibilities and authority as may be prescribed, from time to time, by resolution of the Board of Directors.

•	We have appointed our General Counsel as the chairman of our Disclosure Committee so that our internal disclosure procedures are overseen by management personnel that are familiar with the disclosure standards that are applicable to us.

•	We have adopted a plan to substantially reduce our business relationship with Prosit LLC.

95.1

•	We instituted a specific related-party transaction approval process that requires our General Counsel to approve and countersign any purchase order with a related party. We have designated an employee to monitor all known related-parties on a quarterly basis to determine if new related-party transactions have been initiated. In addition, we have assigned a member of our accounting department having knowledge of the relevant disclosure standards the responsibility for canvassing our directors, significant stockholders and relevant members of management on a regular basis in order to ensure that any new related-party transactions are identified, reviewed, and reported where appropriate and monitoring transactions on an ongoing basis to identify any related-party transactions. This individual will provide a quarterly report of the related-party review and any related-party activity to the Audit Committee.

•	We will begin a management training program focused on educating our management personnel on the types of issues that require disclosure under the rules and regulations of the SEC. The program is designed to promote effective communication with our General Counsel when our officers consider amending or modifying any of our material agreements and regarding disclosure issues generally.

We believe that the efforts described above have addressed the deficiencies that have affected our internal disclosure controls in the past. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during our fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To remediate the material weaknesses in our internal control over financial reporting described in “Item 9A. Controls and Procedures” above, subsequent to December 31, 2004 we implemented the changes described therein.

ITEM 9B.	Other Information

Incentive Awards to Certain Named Executive Officers

On February 19, 2005, the Compensation Committee of our Board of Directors approved the payment of annual incentive awards for the 2004 fiscal year and the grant of a 10-year non-qualified stock option under our 2004 Equity Compensation Plan to one of our named executive officers. The following table sets forth information regarding the cash payments in respect of annual incentive awards for the 2004 fiscal year and grants of stock options to certain of our named executive officers on February 19, 2005:

Executive Officer	Title (1)	2004 Cash Bonus	Shares Underlying Non-Qualified Stock Option Grant (2)
Gerri A. Henwood	Chairman and Chief Executive Officer	$100,000	—
Cornelius (Neil) H. Lansing, II	Chief Financial Officer and Executive Vice President, Commercial Logistics	$150,000	—
Terri B. Sebree	Senior Vice President, Research and Development	$177,000	—
Jyrki Mattila, M.D., Ph.D.	Executive Vice President, Business Development	$105,000	105,000

(1)	Title as of December 31, 2004.

(2)	The option vests 25% per year over four years from the date of the grant by the Compensation Committee. The option is governed by our standard form nonqualified stock option agreement, including provision for immediate vesting upon a change of control of Auxilium, a copy of which was previously filed with the SEC.

96.1

The 2004 fiscal year incentive awards and option grant were approved by the Compensation Committee after its review of:

•	a report of a compensation consultant hired to review the competitiveness of our compensation programs;

•	each individual’s contribution to our growth during the 2004 fiscal year;

•	the Compensation Committee’s experience with the competitive labor market in our industry; and

•	any other considerations that the Compensation Committee deemed relevant with respect to a particular individual.

The 2004 fiscal year incentive awards and option grant were deemed appropriate by the Compensation Committee in light the foregoing considerations.

Base Salary of Our Chief Executive Officer for 2005

On February 19, 2005, the Compensation Committee of our Board of Directors approved an increase in the annual base salary of our Chief Executive Officer, Gerri A. Henwood, from $325,000 in 2004 to $340,000 for 2005. The 2005 annual base salary amount for Ms. Henwood was set after the Compensation Committee reviewed:

•	a report of a compensation consultant hired to review the competitiveness of our compensation programs;

•	the responsibilities the Compensation Committee expects Ms. Henwood to assume in the discharge of her duties as our Chief Executive Officer;

•	the current compensation of Ms. Henwood as compared to the market median for Chief Executive Officers in our peer group; and

•	the Compensation Committee’s experience with the competitive labor market in our industry.

The 2005 annual base salary amount for our Chief Executive Officer was deemed appropriate by the Compensation Committee in light the foregoing considerations.

Non-Employee Directors Fees

Our non-employee directors receive an annual retainer for all services rendered as outside directors of $15,000. Our non-employee directors also receive the following fees for each meeting of the Board of Directors or a committee of the Board of Directors attended in person or telephonically:

Meeting
Board of Directors	$1,500
Audit and Compliance Committee Chairman	3,000
Audit and Compliance Committee (non-chairman)	1,000
Compensation Committee Chairman	2,000
Compensation Committee (non-chairman)	1,000
Nominating and Governance Committee Chairman	2,000
Nominating and Governance Committee (non-chairman)	1,000

Meeting fees are paid quarterly in arrears and non-employee directors are reimbursed for their reasonable expenses incurred in attending meetings of the Board of Directors and committees.

In addition, on the date of each Annual Stockholders Meeting, each non-employee who is elected (or re-elected) to serve as a director will automatically be granted an option to purchase 10,000 shares of our common stock. Such options will be governed by our standard form nonqualified stock option agreement, including provision for immediate vesting upon a change of control of Auxilium, a copy of which was previously filed with the SEC.

Agreements with Certain Named Executive Officers

(a)	Jane H. Hollingsworth

On October 1, 2004, we entered into a Separation of Employment Agreement and Mutual General Releases (the “Hollingsworth Separation Agreement”) with Jane H. Hollingsworth, our then Executive Vice President, Secretary and General Counsel. Pursuant to terms of the Hollingsworth Separation Agreement, Ms. Hollingsworth ceased to serve as our Executive Vice President, Secretary and General Counsel effective October 1, 2004 and her Employment Agreement, dated April 21, 2004, was terminated. In accordance with the terms and conditions of the Hollingsworth Separation Agreement, Ms. Hollingsworth will receive nine months of severance benefits based upon her most recent base salary of $213,471, as well as medical, dental and prescription drug coverage through September 30, 2005 and accrued but unused vacation benefits. From October 1, 2004 to December 31, 2004, Ms. Hollingsworth remained in our employ in a limited role to facilitate the transition of her duties.

The foregoing is a summary description of certain terms of the Hollingsworth Separation Agreement and, by its nature, is incomplete. It is qualified in its entirety by the text of the Hollingsworth Separation Agreement attached as Exhibit 10.33 to this Report and incorporated herein by reference. All readers are encouraged to read the entire text of the Hollingsworth Separation Agreement attached hereto.

(b)	Robert S. Whitehead

In August 2004, we amended the employment agreement of Robert S. Whitehead, our then President and Chief Operating Officer. The amendment increased the severance Mr. Whitehead would receive in the event that his position is eliminated within the first two years of employment or in the event his employment is terminated without cause from nine months to 12 months of his annual base salary in effect upon termination.

The foregoing is a summary description of certain terms of the amendment to Mr. Whitehead’s employment agreement and, by its nature, is incomplete. It is qualified in its entirety by the text of the amendment attached as Exhibit 10.28 to this Report and incorporated herein by reference. All readers are encouraged to read the entire text of the amendment attached hereto.

(c)	Terri B. Sebree

On April 13, 2005, we entered into a Separation of Employment Agreement and General Release (“Sebree Separation Agreement”) with Terri B. Sebree, our then Senior Vice President, Research and Development. Pursuant to the terms of the Sebree Separation Agreement, Ms. Sebree’s employment and Employment Agreement, dated April 21, 2004, was terminated effective April 13, 2005. In accordance with the terms and conditions of the Sebree Separation Agreement, Ms. Sebree will receive six months of severance benefits based upon her most recent annual base salary of $249,600, as well as medical, dental and prescription drug coverage through April 13, 2006. Ms. Sebree may revoke the Sebree Separation Agreement by giving written notice of such revocation to us prior to April 20, 2005.

The foregoing is a summary description of certain terms of the Sebree Separation Agreement and, by its nature, is incomplete. It is qualified in its entirety by the text of the Sebree Separation Agreement attached as Exhibit 10.30 to this Report and incorporated herein by reference. All readers are encouraged to read the entire text of the Sebree Separation Agreement attached hereto.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the sections captioned “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders.

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. Our Code of Conduct contains provisions that satisfy the standards for a “code of ethics” set forth in Item 406 of Regulation S-K of the rules and regulations of the Securities and Exchange Commission. Our Code of Conduct also contains a special Code of Ethics that is applicable to our Chief Executive Officer and our senior financial officers. We have posted our Code of Conduct on our Internet website, the address of which is www.auxilium.com. Our Code of Conduct is available under the heading “Investor Relations — Corporate Governance” on our Internet website.

To the extent that we amend any provision of our Code of Conduct or grant a waiver from any provision of our Code of Conduct that is applicable to any of our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K by posting such information on our Internet website under the heading “Investor Relations — Corporate Governance.

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in our definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements on page 61.

(2) Financial Statement Schedules

All schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

(3) Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

(b) Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

By:	/s/ GERRI A. HENWOOD
Gerri A. Henwood
Chief Executive Officer and Interim President

Date: April 15, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerri A. Henwood and Cornelius H. Lansing II as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign this Report filed herewith and any or all amendments to said Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERRI A. HENWOOD Gerri A. Henwood	Chief Executive Officer and Interim President (Principal Executive Officer)	April 15, 2005

/s/ CORNELIUS H. LANSING II Cornelius H. Lansing II	Chief Financial Officer and Executive Vice President, Commercial Logistics (Principal Financial and Accounting Officer)	April 15, 2005

/s/ ROLF A. CLASSON Rolf A. Classon	Chairman	April 15, 2005

/s/ EDWIN A. BESCHERER, JR. Edwin A. Bescherer, Jr.	Director	April 15, 2005

/s/ PHILIPPE O. CHAMBON, M.D., PH.D Philippe O. Chambon, M.D., Ph.D	Director	April 15, 2005

/s/ WINSTON J. CHURCHILL Winston J. Churchill	Director	April 15, 2005

/s/ DENNIS J. PURCELL Dennis J. Purcell	Director	April 15, 2005

/s/ MICHAEL WALL Michael Wall	Director	April 15, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 000-50855, and incorporated by reference herein).

4	Third Amended and Restated Investors Rights Agreement, dated October 31, 2003, by and among the Registrant and parties listed therein (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.1*	License Agreement, dated May 31, 2000, as amended, between Bentley Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.2*	License Agreement, dated May 31, 2001, as amended, between Bentley Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.3*	License Agreement, dated June 20, 2003, between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.4	Amendment, dated April 19, 2004, to License Agreement between Formulation Technologies, L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.5	Amendment No. 2, dated June 17, 2004, to License Agreement between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.6*	Research and Development Agreement, dated June 20, 2003, between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.7**	Amendment to Research and Development Agreement, dated February 8, 2005, between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant.

10.8**	License Agreement, dated February 8, 2005, between Formulation Technologies, L.L.C. d/b/a PharmaForm and the Registrant.

10.9*	Development and License Agreement, dated June 3, 2004, by and between BioSpecifics Technologies Corp. and the Registrant (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.10*	Distribution Agreement, dated December 29, 2003, between Bayer Inc. and the Registrant (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.11*	License and Distribution Agreement, dated March 26, 2004, between Ipsen Farmaceutica B.V. and the Registrant (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

Exhibit No.	Description
10.12*	Manufacturing Agreement, dated April 23, 2002, between DPT Laboratories, Ltd. and Registrant (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.13*	First Amendment to Manufacturing Agreement, dated May 28, 2002, between DPT Laboratories, Ltd. and the Registrant (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.14	Gross Lease, dated February 28, 2000, as amended, between Brandywine Norriton, L.P. and the Registrant (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.15	Agreement of Lease, dated December 31, 2004, between Liberty Property Limited Partnership, as landlord, and the Registrant, as tenant (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005, File No. 000-50855, and incorporated by reference herein).

10.16	Promissory Note, dated June 13, 2003, made by the Registrant in favor of General Electric Capital Corporation (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.17	Master Security Agreement, dated June 16, 2002, between General Electric Capital Corporation and the Registrant (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.18*	Loan and Security Agreement, dated March 11, 2004, between Comerica Bank and the Registrant (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.19*	Commercial Outsourcing Services Agreement, dated November 13, 2002, between Integrated Commercialization Solutions Inc. and the Registrant (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.20#	Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.21#	Form of Non-qualified Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.22#	Form of Non-qualified Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.23#	Form of Incentive Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.24#	Form of Incentive Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.25#	Registrant’s 2004 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

Exhibit No.	Description
10.26#	Employment Agreement, dated June 5, 2004, between Geraldine A. Henwood and the Registrant (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.27#	Employment Agreement, dated June 1, 2004, between Robert S. Whitehead and the Registrant (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.28#	Employment Agreement Addendum #1 between Robert S. Whitehead and the Registrant (August 2004).

10.29#	Employment Agreement, dated April 19, 2004, between Cornelius H. Lansing II and the Registrant (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.30#	Separation of Employment Agreement and General Release, dated April 13, 2005, between Terri B. Sebree and the Registrant.

10.31#	Employment Agreement, dated April 19, 2004, between Dr. Jyrki Mattila and the Registrant (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.32#	Employment Agreement, dated March 22, 2005, between Jennifer Evans Stacey and the Registrant (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.33#	Separation of Employment Agreement and Mutual General Releases, dated October 1, 2004, between Jane H. Hollingsworth and the Registrant.

21	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

23	Consent of KPMG LLP.

24	Powers of Attorney (included on signature page).

31.1	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, and Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC.

**	Certain information in this exhibit has been omitted and has been filed separately with the SEC pursuant to an application for confidential treatment.

#	Indicates management contract or compensatory plan or arrangement.