Form 10-Q
period 2005-03-31
AUXILIUM PHARMACEUTICALS INC
filed 2005-05-06
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 2, 2005, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 20,681,255.

AUXILIUM PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$28,025	$32,707
Short-term investments	12,100	14,100
Accounts receivable, trade	2,640	4,586
Accounts receivable, other	804	400
Inventories	3,989	4,014
Prepaid expenses and other current assets	1,608	2,194

Total current assets	49,166	58,001

Property and equipment, net	2,474	2,554

Other assets	833	485

Total assets	$52,473	$61,040

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$442	$427
Accounts payable	2,647	2,868
Accrued expenses	13,177	8,644
Deferred revenue, current portion	2,149	4,034

Total current liabilities	18,415	15,973

Notes payable, long-term portion	209	323

Deferred revenue, long-term portion	9,000	8,500

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued and outstanding 20,680,650 and 20,648,988 shares at March 31, 2005 and December 31, 2004, respectively	207	206
Additional paid-in capital	135,965	135,856
Accumulated deficit	(110,809)	(99,257)
Deferred compensation	(524)	(565)
Notes receivable from stockholders	(17)	(17)
Accumulated other comprehensive income	27	21

Total stockholders’ equity	24,849	36,244

Total liabilities and stockholders’ equity	$52,473	$61,040

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenues	$8,797	$5,634

Operating expenses:
Cost of goods sold	2,828	1,789
Research and development	9,077	2,370
Selling, general, and administrative	8,664	7,422

Total operating expenses	20,569	11,581

Loss from operations	(11,772)	(5,947)

Interest income	239	42
Interest expense	(19)	(505)

Net loss	(11,552)	(6,410)
Accretion of redeemable convertible preferred stock	—	(169)

Net loss applicable to common stockholders	$(11,552)	$(6,579)

Basic and diluted net loss per common share	$(0.56)	$(7.08)

Weighted average common shares outstanding	20,565,499	929,906

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(11,552)	$(6,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324	598
Stock-based compensation	48	37
Interest income accrued on notes receivable from stockholders	—	(1)
Unrealized gain on available for sale cash equivalents	3	—
Changes in operating assets and liabilities:
Accounts receivable	1,542	(6,103)
Inventories	25	(14)
Prepaid expenses, other current assets and other assets	183	(126)
Accounts payable and accrued expenses	4,315	215
Deferred revenue	(1,385)	4,582

Net cash used in operating activities	(6,497)	(7,222)

Cash flows from investing activities:
Purchases of property and equipment	(190)	(150)
Purchases of short-term investments	(2,250)	—
Redemptions of short-term investments	4,250	—

Net cash provided by (used in) investing activities	1,810	(150)

Cash flows from financing activities:

Net borrowings (repayments) under lines of credit, net of transaction costs	—	(4,534)
Movement in restricted cash to secure borrowings	—	9,500
Payments on debt financings	(100)	(136)
Proceeds from exercise of common stock options	103	—

Net cash provided by financing activities	3	4,830

Effect of exchange rate changes on cash	2	4

Decrease in cash and cash equivalents	(4,682)	(2,538)

Cash and cash equivalents, beginning of period	32,707	28,446

Cash and cash equivalents, end of period	$28,025	$25,908

Non-cash items:
Accretion of preferred stock redemption value	$—	$169
Issuance of note payable for payment of insurance premium	—	421

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2005

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Deferred compensation	Notes receivable from stockholders	Accumulated other comprehensive income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2005	20,648,988	$206	$135,856	$(99,257)	$(565)	$(17)	$21	$36,244
Exercise of common stock options	31,712	1	102	—	—	—	—	103
Cancellation of restricted stock	(50)	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	41	—	—	41
Compensation on stock option grants to nonemployees for services provided	—	—	7	—	—	—	—	7
Interest income accrued on notes receivable	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Unrealized gain on available for sale securities	—	—	—	—	—	—	3	3
Net loss	—	—	—	(11,552)	—	—	—	(11,552)

Balance, March 31, 2005	20,680,650	$207	$135,965	$(110,809)	$(524)	$(17)	$27	$24,849

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACUETICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1. ORGANIZATION AND DISCRIPTION OF BUSINESS

(a) The Company

Auxilium Pharmaceuticals, Inc. and subsidiaries (the Company) is a specialty pharmaceutical company dedicated to developing and commercializing pharmaceutical products that target urologic and sexual health disorders. The Company was incorporated in Delaware in 1999 and in the fourth quarter of 2002, the Company received approval from the U.S. Food and Drug Administration to market Testim®. Testim is a proprietary, topical 1% testosterone gel indicated for the treatment of hypogonadism. The Company launched Testim in the first quarter of 2003. The Company markets Testim in the United States through its own sales force. In April 2005, the Company signed a co-promotion agreement with Oscient Pharmaceuticals Corp. (Oscient) under which Oscient and the Company will jointly promote Testim to primary care physicians (see Note7c).

In the second quarter of 2003, the Company received regulatory approval to market Testim in the United Kingdom. In June 2004, the Company received scientific approval for Testim in 14 additional European countries. Through April 2005, the Company received marketing approvals in 11 of these countries. We anticipate that marketing approvals in the remaining countries will be received once local administrative procedures to finalize the packaging text have been completed. Testim was launched by Ipsen Farmaceutica, B.V. (Ipsen) in Germany in January 2005 and in the United Kingdom in April 2005. In 2004, the Company filed for regulatory approval to market Testim in Canada. Upon receipt of regulatory approvals, the Company will rely on third parties to market, sell and distribute Testim outside of the United States.

(b) Liquidity

The Company commenced operations in the fourth quarter of 1999. Since inception, it has incurred losses and negative cash flows from operations. The Company has been dependent upon external financing, including primarily private and public sales of securities, to fund operations. As of March 31, 2005, the Company had an accumulated deficit of $110,809,000, and expects to incur additional operating losses. Management believes that its existing cash, cash equivalents and short-term investments as of March 31, 2005, together with cash generated from operations, will be sufficient to fund operations for the next 16 months.

The Company may require additional financing in the future to execute its intended business strategy. There can be no assurances that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, when and if needed. Failure to raise needed funds on satisfactory terms could have a material impact on the Company’s business, operating results or financial condition.

2. SUMMARY OF SIGNIFIGANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at March 31, 2005 and for the periods ended March 31, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the SEC.

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

(c) Revenue Recognition

The Company sells Testim to wholesalers and chain drug stores, who have the right to return purchased product. In accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, the Company defers recognition of revenue on product shipments of Testim to its customers until Testim units are dispensed through patient prescriptions. Under SFAS No. 48, the Company cannot recognize revenue on product shipments until it can reasonably estimate returns relating to these shipments. The Company estimates prescription units dispensed based on distribution channel data provided by external, independent sources. Testim dispensed to patients through prescription is not subject to return. The gross sales price of product shipments in the U.S. was $8,603,000 and $5,078,000 for the three months ended March 31, 2005 and 2004, respectively. Gross revenue for prescription units dispensed was $9,918,000 and $6,146,000 for the three months ended March 31, 2005 and 2004, respectively, while product revenue net of cash discounts, rebates and patient coupons was $8,797,000 and $5,634,000 for the three months ended March 31, 2005 and 2004, respectively. Product shipments in the U.S. not recognized as revenue, net of anticipated cash discounts, were $2,149,000 and $3,723,000 at March 31, 2005 and December 31, 2004, respectively and are reflected in deferred revenue, current portion. The cost of Testim units shipped to customers that has not been recognized as revenue in accordance with the Company’s policy is reflected as inventory subject to return (see Note 4). The Company will continue to recognize revenue upon prescription units dispensed until it can reasonably estimate product returns based on its product returns experience. At that time, the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred.

For revenues associated with licensing agreements, the Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. The Company entered into two license and distribution agreements to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan (see Note 8). Under these agreements, the distributor and the sublicensee are each required to purchase Testim from the Company and make up-front, milestone and royalty payments. Under these agreements, the distributor and the sublicensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Only milestone payments for product supply price decreases are refundable if the Company subsequently increases the supply price; otherwise, no up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to the Company’s nonperformance. The Company is obligated under the agreements to provide multiple deliverables; the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21 the deliverables under each of these agreements are treated as single units of accounting as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. Revenue for Testim units shipped will be recognized upon product shipment, subject to the Company’s ability to reasonably estimate product returns. The Company will defer revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under each agreement. Non-refundable up-front and milestone revenue will be recognized as revenue as a percentage of Testim units shipped in the period over total Testim units expected to be shipped over the distribution term. No revenue for non-refundable up-front and milestone consideration will be recognized if a reasonable estimate of total future Testim unit shipments cannot be made. Refundable milestone payments will be deferred and only included in the revenue recognition equation with non-refundable milestone consideration when the refund right lapses. In December 2004, the Company shipped its first product totaling $311,000 to Ipsen for ultimate sale in the United Kingdom and Germany. The Company recorded the revenue associated with these shipments during the three months ended March 31, 2005 when the right of return lapsed. Through March 31, 2005 the Company collected $8,200,000 of license payments under these agreements. As of March 31, 2005, no portion of up-front and milestone amounts received has been recognized as revenue and the entire balance of deferred revenue from licensing agreements of $9,000,000 was classified as long-term as the Company is not in a position to reasonably estimate total product demand under these agreements. The remaining milestone payments due at March 31, 2005 under these agreements of $800,000 is included in accounts receivable, other on the accompanying consolidated balance sheet.

(d) Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments are stated at market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash, cash equivalents and short-term investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, U.S. government securities, or short-term commercial paper. The Company considers its investments, including securities with maturities in excess of one year, as “available for sale” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly classifies them as current, as management can sell these investments at any time at their option. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income in the equity section on the accompanying consolidated balance sheet.

(e) Accounts Receivable

Accounts receivable, trade consist of amounts due from wholesalers and chain drug stores for the purchase of Testim. Ongoing credit evaluations of customers are performed and collateral is generally not required.

Accounts receivable, trade are net of allowances for cash discounts, actual returns and bad debts of $537,000 at March 31, 2005 and $578,000 at December 31, 2004.

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

(i) Stock-Based Compensation

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

	Three Months Ended March 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(11,552)	$(6,579)
Add: total stock based employee compensation expense recognized under the intrinsic value based method	41	4
Deduct: total stock based employee compensation expense determined under fair value or minimum value based method	(248)	(32)

Pro forma net loss applicable to common stockhoders	$(11,759)	$(6,607)

Net loss per common share:
Basic and diluted, as reported	$(0.56)	$(7.08)

Basic and diluted, pro forma	$(0.57)	$(7.11)

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

	Three Months Ended March 31,
	2005	2004
Weighted average grant date value:
Grants below fair value	$—	$—
Grants at fair value	3.82	2.75
Grants above fair value	—	—

Weighted average assumptions:
Expected life of options (in years)	6.0	7.0
Risk-free interest rate	4.27%	3.57%
Expected volatility	80.00%	0.00%
Expected dividend yield	0.00%	0.00%

Because the determination of the value of all options granted before the Company became a publicly traded entity do not include an expected volatility factor in addition to the factors described above and because additional option grants are expected in the future, the pro forma disclosures above are not representative of the pro forma effects of stock-based compensation on reported net operating results in future years (also see Note 2k). The Company utilized an expected volatility rate of 80% to value all option grants after the IPO. The weighted average disclosed in the table above assumes a volatility of zero for all option grants prior to the IPO.

Included in the pro forma net loss applicable to common stockholders for the three months ended March 31, 2005 above is $87,000 of compensation under SFAS No. 123 related to the 2004 Employee Stock Purchase Plan. The fair value of employee purchase rights was estimated utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 1.3 years, risk-free interest rate of 2.25%, expected volatility of 80.63% and no expected dividend yield. The weighed average fair value of purchase rights granted in 2004 was $3.41 per share. There are no new purchase rights granted in 2005.

The Company accounts for stock-based compensation to non-employees using the fair-value method in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For the three months ended March 31, 2005 and 2004, the Company granted a total of 1,500 and no stock options, respectively, to consultants. The options and stock granted generally vested immediately. For the three months ended March 31, 2005 and 2004, the Company recorded stock-based compensation expense of $7,000 and $33,000, respectively, related to stock and stock option grants to non-employees. The Company valued the stock option grants using the Black-Scholes option-pricing model utilizing the same assumptions above except that the expected life for each grant was the contractual term.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net loss	$(11,552)	$(6,410)
Accretion of redeemable convertible preferred stock	—	(169)

Net loss applicable to common stockholders	(11,552)	(6,579)

Denominator:
Weighted-average common shares outstanding	20,653,523	935,085
Weighted-average unvested restricted common shares subject to forfeiture	(88,024)	(5,179)

Shares used in calculating net loss applicable to common stockholders per share	20,565,499	929,906

Basic and diluted net loss per common share	$(0.56)	$(7.08)

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

	March 31,
	2005	2004
Common stock options	1,934,605	1,239,658
Warrants	1,732,676	1,748,676
Restricted common stock	88,005	7,250
Redeemable convertible preferred stock	—	14,042,482

	3,755,286	17,038,066

(k) New Accounting Pronouncements

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

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At March 31, 2005 and December 31, 2004 demand accounts, money market accounts and U.S. Treasury and agency obligations comprised all of the Company’s cash and cash equivalents.

Short-term investments consist of corporate auction-rate securities with original maturities of greater than three months. As of March 31, 2005 and December 31, 2004, all the auction-rate securities held have maturities in excess of 25 years. The Company’s investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held have extended maturities, the Company classifies these securities as current as they are available for sale under SFAS No. 115.

The following summarizes cash, cash equivalents and short-term investments (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and Cash Equivalents
Demand deposits	$1,463	$—	$—	$1,463
Money market accounts	11,584	—	—	11,584
Obligations of U.S. Government	14,923	55	—	14,978

March 31, 2005	$27,970	$55	$—	$28,025

Short-Term Investments
Auction-rate securities	$12,100	$—	$—	$12,100

March 31, 2005	$12,100	$—	$—	$12,100

Cash and Cash Equivalents
Demand deposits	$1,299	$—	$—	$1,299
Money market accounts	11,055	—	—	11,055
Obligations of U.S. Government	20,301	52	—	20,353

December 31, 2004	$32,655	$52	$—	$32,707

Short-Term Investments
Auction-rate securities	$14,100	$—	$—	$14,100

December 31, 2004	$14,100	$—	$—	$14,100

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$2,305	$2,737
Work-in-process	1,169	481
Finished goods	250	318
Inventory subject to return	265	478

	$3,989	$4,014

Inventory subject to return represents the amount of Testim shipped to wholesalers and chain drug stores that had not been recognized as revenue (see Note 2c).

Included in work-in-process inventory at March 31, 2005 is $992,000 of Testim validation batches manufactured by a back-up supplier. The Company intends to sell this inventory after it receives approval of the manufacturing facility and process from the U.S. Food and Drug Administration. Although additional required testing of this inventory remains to be completed, the Company capitalized this inventory based on favorable preliminary results from analytical testing, past product experience and Management’s belief that it is probable that the inventory will be saleable.

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Payroll and related expenses	$2,771	$3,030
Milestone and royalty expenses	4,799	1,882
Research and development expenses	2,096	1,285
Sales and marketing expenses	474	530
Testim coupon and rebate accrual	1,405	929
Other expenses	1,632	988

	$13,177	$8,644

6. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Equipment promissory notes	$654	$754
Bank lines of credit	—	—

	654	754

Less unamortized discount	(3)	(4)
Less current portion of notes payable	(442)	(427)

Notes payable, long-term portion	$209	$323

In March 2004, the Company entered into a replacement line of credit with another commercial bank, Comerica Bank. The replacement line of credit was for $5,000,000 and expired in March 2005. The line bore interest at the bank’s prime rate plus 0.5% and was secured by all the Company’s tangible assets. If the amount of the Company’s cash balance at the bank fell below $10.0 million and the Company had borrowings outstanding on the line, the bank would have restricted cash on deposit based on a formula of accounts receivable. The maximum restricted cash amount would have been the full amount of the line. In addition, if the Company’s cash balance fell below $10.0 million, the Company would have been subject to financial covenants. The Company drew under this line in early 2004. There are no amounts outstanding under this facility as of December 31, 2004.

7. COMMITMENTS AND CONTINGENCIES

(a) Leases

On December 31, 2004, the Company entered into a 90-month lease agreement to move its headquarters facility to Malvern, Pennsylvania. The Company anticipates moving into the new office space in the summer of 2005, before its existing office space lease expires. The Company paid a $400,000 security deposit under this new lease in January 2005 that is reflected in other assets on the accompanying balance sheet at March 31, 2005. The Company will receive an allowance to improve the new facility of up to $808,000. The Company will record the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company will amortize the leasehold improvement asset over the shorter of the life of the improvements or the life of the lease. The Company will amortize the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The new lease will include a period of free rent and escalating minimum rent payments. The Company will record rent expense for the minimum lease payments on a straight-line basis starting with the lease commencement date. In addition, the Company anticipates recording a charge to general and administrative expenses when it ceases to use its existing office facility. This charge will represent the rent to be paid for unutilized office space under the existing noncancelable lease less estimated sublease income that can reasonably expected to be received for the property. As of March 31, 2005, the Company has $298,000 of lease payments remaining on its existing office facility.

(b) Research and License Agreements

In June 2004, the Company entered into a development and license agreement with BioSpecifics Technologies Corp. (BioSpecifics Technologies). Under the agreement, the Company has agreed to develop products containing the licensor’s product (AA4500) for the treatment of Peyronie’s and Dupuytren’s Diseases. The Company has been granted the exclusive world-wide license to any products developed under the agreement other than dermal formulations labeled for topical administration. The Company also has the option to develop and license the technology for use in other indications other than dermal formulations labeled for topical administration. The agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. The Company may terminate the agreement with 90 days written notice. The Company is obligated to pay all clinical and regulatory development costs on an on-going basis, to purchase commercial inventory from BioSpecifics Technologies and to pay royalties based on product sales. In addition, the Company is obligated to make contingent milestone payments for contract initiation, receipt of technical data, manufacturing process development, the one-year anniversary of the agreement, filing of regulatory applications and receipt of regulatory approval. Through December 31, 2004, the Company paid up-front and milestone payments under this agreement of $5,000,000. The Company recorded two payments of $2,500,000 each as an in-process research and development expense in each of the second and third quarters of 2004 because AA4500 is in the early stages of Phase II clinical trials and there is no alternative future use for AA4500 prior to FDA approval. In March 2005, the Company accrued the one-year contract anniversary payment of $3,000,000 due in June 2005 as the Company became firmly obligated to make the payment. The Company recorded this accrual as an additional in-process research and development expense in the first quarter of 2005 because AA4500 is in the early stages of Phase II clinical trials and there is no alternative future use for AA4500 prior to FDA approval. The Company could make an additional $7,500,000 of contingent milestone payments under this agreement if all existing conditions are met. Additional milestone obligations may be due if the Company exercises an option to develop and license AA4500 for additional medical indications.

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

In addition, the Company has entered into various other licensing agreements. Through March 31, 2005, the Company has made aggregate milestone payments under all agreements of $6,125,000 and has accrued an additional $3,000,000 of milestone payments. The Company could make an additional $29,725,000 of contingent milestone payments under all agreements if all existing conditions are met.

(c) Co-promotion Agreement

On April 11, 2005, the Company entered into a co-promotion agreement (the Agreement) with Oscient Pharmaceuticals Corp. (Oscient) under which the Company and Oscient will co-promote Testim in the U.S. Oscient will have the exclusive right to promote Testim jointly with the Company to primary care physicians by using its 250-person sales force. Oscient is obligated to commence co-promotion of Testim by May 9, 2005. The initial term of the Agreement ends on April 30, 2007. Oscient may extend the Agreement for two consecutive two-year periods provided that certain milestones for each extension have been met by Oscient. If these milestones are met and Oscient does not elect to terminate the Agreement, the first extension period will commence on January 1, 2007 and end on December 31, 2008 and the second extension period will commence effective January 1, 2009 and end on April 30, 2011.

The Company and Oscient will jointly develop a promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of Testim in the U.S. primary care physician market. The Company is obligated to share Testim promotional expenses to this audience equally with Oscient. Each party will be responsible for the costs associated with its own sales force. In addition, Auxilium is obligated to pay Oscient a co-promotion fee based on a specified percentage of the gross profit from Testim sales attributable to primary care physicians in the U.S., that exceeds a specified sales threshold. The specific percentage is based upon Testim sales levels attributable to primary care physicians and the marketing expenses incurred by Oscient in connection with the promotion of Testim under the Agreement.

The Agreement can be terminated by either party upon the occurrence of certain termination events. The Company may be obligated to make termination payments in certain instances. Also, Oscient has been granted the exclusive option to co-promote any future product candidate of the Company that treats hypogonadism and contains testosterone as the active ingredient.

8. TESTIM MARKETING AND DISTRIBUTION AGREEMENTS

In December 2003, the Company entered into an exclusive marketing and distribution agreement with Bayer, Inc. (Bayer) in Canada. The Company filed for regulatory approval of Testim in Canada in March 2004. Under the agreement, Bayer will purchase product and pay certain royalty and milestone payments. The milestones payments are due upon contract signing, filing for regulatory approval in Canada, the first sale of Testim in Canada and upon achieving specified sales levels. The term of the agreement is for the life of the patent covering Testim in Canada.

In March 2004, the Company signed a sublicense agreement with Ipsen to use and sell Testim on a worldwide basis outside of the US, Canada, Mexico and Japan. Through April 2005, Testim is approved for marketing in the United States, the United Kingdom, Belgium, Denmark, Finland, Germany, Iceland, Ireland, the Netherlands, Norway, Portugal, Spain and Sweden. In June 2004, the Company received scientific approval for Testim in an additional three European countries. The Company anticipates that marketing approvals in the remaining countries will be received once local administrative procedures to finalize the packaging text have been completed. Ipsen is responsible for obtaining regulatory approval in non-EU countries. In addition, Ipsen is obligated to purchase product from the Company and to pay royalty and certain milestone payments. The milestone payments are due upon contract signing, regulatory approval, product launch in various countries and supply price reductions. The license is exclusive and royalty-bearing for the longer of ten years from market launch or the expiration of patent protection in any particular country.

Through March 31, 2005, the Company was due or collected $9,000,000 in up-front and milestone fees under these agreements and is due an additional $400,000 in April 2005 for another milestone event. In addition to this April 2005 milestone, the Company could collect an additional $9,800,000 in milestone fees if all underlying events occur. (See Note 2c).

9. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(11,552)	$(6,410)
Other comprehensive income (loss):
Foreign currency translation	3	—
Unrealized gain on available for sale securities	3	—

Comprehensive loss	$(11,546)	$(6,410)

The foreign currency translation amounts relate to our foreign subsidiary. Unrealized gains on available for sale securities relate to our cash equivalents (see Notes 2d and 3).

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Special Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this quarterly report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that it believes may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	grow sales of Testim®, our only marketed product;

•	growth of the overall androgen market;

•	obtain additional funds;

•	achieve market acceptance of Testim by physicians and patients and compete effectively with other Testosterone Replacement Therapy, or TRT, products;

•	obtain and maintain all necessary patents or licenses;

•	purchase the ingredients and supplies necessary to manufacture Testim at terms acceptable to us;

•	obtain and maintain relationships with government and third party payors;

•	acquire additional product candidates or approved products;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet applicable regulatory standards, file for and receive required regulatory approvals;

•	comply with the terms of our license and other agreements;

•	manufacture of Testim and product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	changes in industry practice; and

•	one-time events.

These risks are not exhaustive. See “Factors That May Affect Our Future Results” beginning on page 29 for a more detailed discussion of these risks. Other sections of this quarterly report may include additional factors which could adversely impact business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. You should not rely upon forward-looking statements as predictions of future events. The Company cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although it believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.

Overview

We are a specialty pharmaceutical company dedicated to the development and commercialization of pharmaceutical products focused on urology and sexual health. Our goal is to develop and commercialize a portfolio of products that treat diseases and disorders relating to urology and sexual health. We have established our own sales and marketing organization, which includes approximately 100 sales and marketing professionals that cover the U.S. We also have assembled an experienced team responsible for additional product development and regulatory affairs for North America and Europe. We are pursuing product opportunities through collaborations and in-licensing to treat other urologic and sexual health disorders. Testim, our only marketed product, is a testosterone replacement therapy, or TRT, for the treatment of hypogonadism. We launched Testim in the first quarter of 2003 in the U.S. through our own specialty sales force. Our sales force calls on physicians who are prescribers of urologic and sexual health products. In April 2005, we entered into a co-promotion agreement with Oscient Pharmaceuticals Corp., or Oscient, under which Oscient will promote Testim to primary care physicians in the U.S. using its 250-person sales force. Testosterone gels, which include Testim, represented 61% of the total TRT prescriptions dispensed in 2003, 65% of the total TRT prescriptions in 2004 and 66% of TRT prescriptions in the first quarter of 2005. Total monthly Testim prescription units dispensed, based on data from IMS Health Incorporated, have increased from approximately 1,000 in March 2003 to over 21,500 in March 2005. Testim is manufactured for us by DPT Laboratories. We licensed the underlying technology for Testim from Bentley Pharmaceuticals.

We have never been profitable and have incurred an accumulated deficit of $110.8 million as of March 31, 2005. We expect to incur significant operating losses for the next several years. Commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim, additional development costs for existing and new product opportunities, increased general and administration expense to support the infrastructure required to grow and operate as a public company. We will need to generate significant revenues to achieve profitability.

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

Results of Operations

Three Months Ended March 31, 2005 and 2004

Net revenues. Net product revenues were $8.8 million and $5.6 million for the three months ended March 31, 2005 and 2004, respectively. Prescription units dispensed increased from approximately 43,000 in the first quarter of 2004 to approximately 62,200 in the comparable period in 2005. We believe that Testim prescription growth in the 2005 period over the 2004 period was primarily driven by continued growth in sales effectiveness which resulted in growth in market share and new prescriptions and favorable formulary positions with managed care providers. The increase in net product revenues in the 2005 period over the 2004 period also are a result of price increases with a cumulative impact of 12% offset by increases in wholesaler discounts due to increased distribution costs and product rebates as Testim becomes wider prescribed by managed care providers. Net product revenues in the first quarter of 2005 also include $311,000 of product shipped to Ipsen for ultimate sale in Germany and the United Kingdom for which there is no comparable amount in the first quarter of 2004. Net revenues for Testim product sales are reflected net of cash discounts, rebates and patient coupons. Shipments in the U.S. not recognized as revenue, net of anticipated cash discounts, were $2.1 million and $3.7 million at March 31, 2005 and December 31, 2004, respectively and are reflected in deferred revenue, current portion.

Cost of goods sold. Cost of goods sold were $2.8 million and $1.8 million for the three months ended March 31, 2005 and 2004, respectively. The increase in cost of goods sold for the three months ended March 31, 2005 over the comparable period in 2004 was directly attributable to the increase in Testim prescription revenue in the U.S. and $285,000 of costs associated with product shipped to Ipsen for ultimate sale in Germany and the United Kingdom for which there is no comparable amount in the first quarter of 2004. Cost of goods sold in the 2004 period would have been approximately $0.1 million higher had purchases of a key raw material not been charged-off in 2002. Gross margin on our net product sales was 67.9% in the 2005 period compared to 68.2% in the 2004 period. Gross margin for U.S. product revenue was 70.0% for the 2005 period and would have been 66.2% for the 2004 period had purchases of a key raw material not been charged-off in 2002. The improvement in gross margin in the 2005 period over the 2004 period resulted primarily from fixed manufacturing costs spread across an increased number of units sold. In 2002, we purchased approximately $0.9 million of this raw material prior to FDA approval of Testim and, based on our policy, charged the purchase price to research and development expense because we would have had no alternative use for the raw material if Testim were not approved. As of December 31, 2004, we did not have any of the raw material with zero book value remaining in inventory.

Research and development expenses. Research and development expenses were $9.1 million and $2.4 million for the three months ended March 31, 2005 and 2004, respectively. The increase in the three months ended 2005 over the comparable period in 2004 was due primarily to $5.0 million in development expenses for AA4500, our Peyronie’s and Dupuytren’s Diseases product candidate for which there was no expenditures in the 2004 period. These expenses are comprised of the accrual of the $3.0 million milestone due to BioSpecifics Technologies on the one-year anniversary of our in-license agreement for AA4500 and $2.0 million of additional development expenses, consisting primarily of manufacturing process development work. In addition, the increase in the 2005 period over the 2004 period is a result of the $1.1 million increase in development expenses on our androgen replacement and overactive bladder transmucosal film product candidates and the $0.5 million up-front payment for the in-license of eight separate pain products under the transmucosal film technology in February 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were $8.7 million and $7.4 million for the three months ended March 31, 2005 and 2004, respectively. The increase for the three months ended March 31, 2005 over the comparable period in 2004 was due primarily to general and administrative expenses increasing by $0.9 million resulting from the previously disclosed investigation initiated by the Audit Committee of our Board of Directors into certain transactions and the effectiveness of our internal disclosure controls and procedures, severance accruals related to the termination of our President and Chief Operating Officer and incremental costs associated with operating as a publicly traded company. Selling and marketing expenses increased by $0.4 million associated with an increase in our sales force compared to the 2004 period offset by lower promotion expense in anticipation of a concerted promotional campaign to be instituted in conjunction with the co-promote agreement signed with Oscient. We anticipate significant increases in selling and marketing expenses due to the co-promote agreement signed with Oscient.

Interest income (expense),net. Interest income (expense), net was $0.2 and $(0.5) million for the three months ended March 31, 2005 and 2004, respectively. Net interest income in the 2005 period relates primarily to interest earned on the invested proceeds from our initial public offering in July of 2004. The expense in the 2004 period relates primarily to non-cash amortization of deferred debt issuance costs related to a line of credit and to interest paid on the line of credit. The line of credit was repaid and terminated in March 2004.

Accretion of redeemable convertible preferred stock. Accretion of redeemable convertible preferred stock was $0 and $0.1 million for the three months ended March 31, 2005 and 2004, respectively. In the 2004 period, we were accreting the carrying value of redeemable convertible preferred stock to its redemption value. There is no corresponding accretion in the 2005 period as all previously outstanding shares of this stock were converted into our common stock in connection with our initial public offering.

Liquidity and Capital Resources

Since inception through March 31, 2005, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through March 31, 2005, we received approximately $134.0 million from the IPO, private sales of equity securities and the exercise of stock options. Since launching Testim in 2003, net revenue from the sales of Testim has become a source of cash, a trend that we believe will continue. We had approximately $28.0 million and $32.7 million in cash and cash equivalents as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005 and December 31, 2004, we also had $12.1 million and $14.1 million, respectively, in short-term investments.

We believe that our current financial resources and sources of liquidity will be adequate to fund our operations for the next 16 months from March 31, 2005. We may, however, need to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products or potentially as part of a co-promotional plan for Testim, fund our product development, including clinical trials, commercialize any product candidates that receive regulatory approval, and acquire or in-license approved products or product candidates or technologies for development. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

In March 2004, we terminated our existing bank line of credit and entered into a replacement $5.0 million line of credit with Comerica that expired in March 2005. This facility bore interest at an annual rate of prime plus 0.5%. We are evaluating whether to pursue a new line of credit. In addition, we have two equipment loans with General Electric Capital Corporation totaling $0.7 million outstanding at March 31, 2005. The equipment facilities bear interest at a weighted-average rate of 9.3% per annum.

Source and Uses of Cash

Cash used in operations was $6.5 million and $7.2 million for the three months ended March 31, 2005 and 2004, respectively. Testim product sales and up-front and milestone payments generated approximately $10.0 million and $5.5 million in cash receipts for the three months ended March 31, 2005 and 2004, respectively. Cash used in operations in the 2005 period results primarily from operating losses offset by the $3.0 million accrual of a milestone payment. Cash used in operations in the 2004 period results primarily from operating losses.

Cash provided by investing activities was $1.8 million for the three months ended March 31, 2005 compared to cash used in investing activities of $0.2 million for the three months ended March 31, 2004. Cash provided by investing activities in the 2005 period relates primarily to the redemption of short-term investments to fund operations. Cash used in investing activities for the 2004 period relates primarily to the purchase of manufacturing equipment, office furniture and computer equipment.

Cash provided by financing activities was essentially zero and $4.8 million for the three months ended March 31, 2005 and 2004, respectively. Cash provided by financing activity in the 2005 period results from the $0.1 million in cash receipts from stock option exercises being offset by $0.1 million in debt payments. Cash provided by financing activities for the 2004 period is related primarily to the redemption of a restricted bank certificate of deposit to pay off a bank line of credit offset by borrowings under a new line of credit.

In June 2004, we entered into an agreement with BioSpecifics Technologies in which we were granted an exclusive license to develop, manufacture and market an enzyme (AA4500) for the treatment of Peyronie’s Disease and Dupuytren’s Disease. Under the terms of the agreement, BioSpecifics Technologies is responsible for supplying clinical and commercial product supplies; we however, have the right to qualify a back-up supplier. We are in the process of qualifying a back-up supplier and negotiating the terms of agreement with this back-up supplier for the production of our clinical supply of AA4500. Upon completion of the qualification process, we expect to rely on this back-up supplier, rather than BioSpecifics Technologies, for our clinical supply of AA4500. Upon completion of the qualification process, we expect to rely on this back-up supplier, rather than BioSpecifics Technologies, for our clinical supply of AA4500. As a result, we do not anticipate paying BioSpecifics Technologies the manufacturing process development milestones under our agreement. Under this agreement we paid up-front and milestone payments totaling $5.0 million through December 31, 2004 and accrued $3.0 million of additional milestone payments as of March 31, 2005 that we anticipate paying in the second quarter of 2005. Additional milestone obligations may be due if we exercise an option to license and develop this enzyme for additional medical indications.

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

In April 2005, we entered into a co-promotion agreement with Oscient under which Oscient will promote Testim to primary care physicians in the U.S. using its 250-person sales force. We are obligated to share Testim promotional expenses with Oscient and to pay Oscient a co-promotion fee based on a specified percentage of the gross profit from Testim sales attributable to primary care physicians in the

U.S., that exceeds a specified sales threshold. The specific percentage is based upon Testim sales levels attributable to primary care physicians and the marketing expenses incurred by Oscient in connection with the promotion of Testim under the Agreement. During the initial two-year term of the agreement, we anticipate no negative impact on liquidity, but if any Testim revenues from the co-promotional efforts lag behind the fees and expenses due Oscient, there will be a negative impact on our operating cash flows.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of March 31, 2005 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	5+ years
Long-term debt	$654	$442	$212	$—	$—
Operating leases	3,454	485	842	887	1,240
Purchase obligation (1)	3,190	3,190	—	—	—

	$7,298	$4,117	$1,054	$887	$1,240

(1)	Amount represents a $3.0 million one-year contract anniversary milestone and a $0.2 million minimum annual manufacturing fee.

The contractual commitments reflected in this table exclude $29.7 million of contingent milestone payments that we may be obligated to pay in the future. Except for the $3.0 million milestone payment reflected in the table above, we do not expect to pay any of these contingent milestone payments through March 31, 2006. These remaining milestones relate primarily to manufacturing process development, filing of regulatory applications and receipt of regulatory approval. Of the $29.7 million of contingent milestone payments, we do not anticipate paying BioSpecifics Technologies an additional $3.0 million for manufacturing process development milestones. The above table also excludes future royalty payments and wholesaler distribution fees because they are contingent on product sales. In addition, the above table excludes any co-promotional expenses and fees that may be due Oscient because they are contingent upon combined promotional expenditures and future product sales to primary care physicians, respectively.

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

Revenue Recognition. We sell Testim to pharmaceutical wholesalers and chain drug stores. These companies have the right to return Testim for any reason up to one-year after product expiration. As a result of Testim’s launch in the first quarter of 2003, we do not have sufficient sales history to estimate product returns. In accordance with Statement of Financial Accounting Standards (SFAS) No. 48, we defer recognition of revenue on product shipments of Testim to our U.S. customers until such time as Testim units are dispensed through patient prescriptions, since they are not subject to return. Under SFAS No. 48, we cannot recognize revenue on product shipments until we can reasonably estimate returns relating to these shipments. We estimate the volume of prescription units dispensed at pharmacies based on data provided by external, independent sources. These sources poll pharmacies, hospitals, mail order and other retail outlets for Testim prescriptions and project this sample on a national level. We will continue to recognize revenue based on prescription units until we have sufficient history to estimate product returns. When we are able to reasonably estimate our product returns, we will recognize a one-time increase in net revenue related to the recognition of revenue previously deferred, net of appropriate allowances for cash discounts, rebates, patient coupons and product returns. We continue to gather experience with our returns and believe that we will be in a position to reasonably estimate returns during 2005. In addition, we must make estimates for rebates provided to third-party payers and coupons provided to patients. Testim is covered by Medicaid and numerous independent insurance and pharmacy benefit managers, or PBMs. Some of these programs have negotiated rebates. We obtain estimates of prescription units dispensed under the various rebate programs from the same external sources discussed above. We make estimates of the rebates based on the external-source reports of volumes and actual contract terms. In addition, we provide coupons to physicians for use with prescriptions as promotional incentives. We utilize a contract service provider to process and pay claims to patients for actual coupon usage. The timing of processing coupon invoices from this service provider is delayed. We make estimates of actual coupon usage based on previous experience. As Testim becomes more widely used and as we continue to add managed care and PBM contracts, our estimates may result in differences to actual results. To date, our estimates have not resulted in any material adjustments to our operating results.

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

Inventory Valuation. We rely on a single source supplier for one of the key ingredients in Testim. As a result, we have purchased a substantial safety stock of this ingredient on which we have limited shelf-life data. We continue to perform stability testing on the ingredient to determine its maximum shelf-life. In addition, our finished goods inventory has a definitive shelf-life. We estimate that the demand for Testim will be such that the raw materials and finished goods on hand will ultimately be used in future production and sold to our customers. As a result, we have not recorded a material valuation allowance for potential excess inventory as of March 31, 2005. We will continually evaluate the demand for Testim and the data from the stability testing to determine whether an allowance for excess inventory is warranted. In addition, at March 31, 2005 we have capitalized as work-in-process inventory $992,000 of Testim manufactured by a back-up supplier. We intend to sell this inventory after we receive approval of the manufacturing facility and process from the U.S. Food and Drug Administration, or FDA. Although additional required testing of this inventory remains to be completed, we capitalized this inventory based on favorable preliminary results from analytical testing, past product experience and our belief that it is probable that the inventory will be saleable. If the ultimate testing results prove unfavorable or the FDA does not approve the manufacturing facility or process, we will have to write-off this inventory.

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

We have incurred significant losses since our inception, including net losses of $11.6 million for the three months ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of $110.8 million. Our only approved product is Testim. We expect to continue to make substantial expenditures related to the marketing and selling of Testim. As we launched Testim in the first quarter of 2003, we cannot be certain how effective our marketing and selling programs will be in the future. We continue to expand and enhance the marketing and selling of Testim. In April 2005, we entered into an agreement with Oscient for the co-promotion of Testim to primary care physicians in the U.S. As a result, marketing and selling expenses may increase substantially in the future. In addition, we expect to continue to incur substantial expenses, including milestone payments, as we:

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

We commenced operations in the fourth quarter of 1999 and have a very limited operating history for you to evaluate our business. Accordingly, you must consider our prospects in light of the risks and difficulties encountered by companies in their early stages. In order to address these risks, we must:

•	increase the sales of Testim, our only product with marketing approval;

•	successfully develop and obtain marketing approval for our current product candidates, including our Peyronie’s and Dupuytren’s Diseases, androgen replacement transmucosal film, overactive bladder transmucosal film and pain transmucosal film product candidates;

•	successfully identify and develop new product candidates;

•	effectively commercialize any approved product candidates that we develop or any approved products that we acquire;

•	respond to competitive pressures from other businesses, including the launch of any products that compete directly with Testim in the treatment of hypogonadism;

•	identify and negotiate favorable agreements with third parties for the manufacture, distribution and marketing and sales of our approved products; and

•	effectively manage our relationships with vendors and third parties.

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

We believe that our existing cash resources and interest on these funds will be sufficient to meet our projected operating requirements for the next 16 months. Our future funding requirements will depend on many factors, including:

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

In addition, developing product candidates is very expensive and will have a significant impact on our ability to generate profits. Factors affecting our product development expenses include:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	the cost and timing of manufacturing clinical supplies of product candidates;

•	our ability to raise any additional funds that we need to complete our trials;

•	the number and outcome of clinical trials conducted by us and/or our collaborators

•	the number of products we may have in clinical development;

•	in-licensing or other partnership activities, including the timing and amount of related development funding, license fees or milestone payments; and

•	future levels of our revenue

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

Clinical trials that we may conduct may not begin on time or may need to be restructured after they have begun. Clinical trials can be delayed or may need to be restructured for a variety of reasons, including delays or restructuring related to:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	obtaining an investigational new drug exemption, or IND, or other regulatory approval to commence a clinical trial;

•	negotiating acceptable clinical trial agreement terms with prospective investigators or trial sites;

•	obtaining institutional review board, or equivalent, approval to conduct a clinical trial at a prospective site;

•	recruiting subjects to participate in a clinical trial;

•	competition in recruiting clinical investigators;

•	shortage or lack of availability of clinical trial supplies;

•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

•	the placement of a clinical hold on a study;

•	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial

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

We are a relatively small company and we rely heavily on third parties to conduct many important functions. As a pharmaceutical company, we are subject to a large body of legal and regulatory requirements. In addition, as a publicly traded company we are subject to significant regulations, some of which have either only recently been adopted or are currently proposals subject to change. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our common stock to decline, impede our ability to raise capital or lead to the de-listing of our stock.

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

The primary competition for Testim is AndroGel®, marketed by Solvay Pharmaceuticals. AndroGel® was launched approximately three years before Testim and, according to IMS, has a much larger share of the testosterone gel market than we do and also accounted for approximately 58% of total testosterone prescriptions for the quarter ended March 31, 2005. Furthermore, Solvay is a much larger company than we are with greater resources and greater ability to promote its product through a larger sales force. Testim also competes with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a buccal tablet. Generally, Testim is more expensive than patches and injectables. AndroDerm® is a transdermal testosterone patch marketed by Watson Pharmaceuticals. AndroDerm® is the leading patch product and accounted for approximately 12% of total testosterone prescriptions for the quarter ended March 31, 2005. Many of our competitors, such as Solvay and Watson, have substantially greater financial, technical and human resources than we have. These resources may be used to more effectively develop, market or acquire products and technologies. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. In addition, our competitors are developing new testosterone treatment therapies.

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

Other pharmaceutical companies may develop generic versions of any products that compete with our commercialized products or any of our products that are not subject to patent protection or other proprietary rights. For example, because the ingredients of Testim are commercially available to third parties, it is possible that competitors may design formulations, propose dosages or develop methods of administration that would be outside the scope of the claims of one or more, or of all, of the patent rights that we in-license. This would enable their products to effectively compete with Testim. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products. Increased competition from the sale of competing generic pharmaceutical products could cause a material decrease in revenue from our products. Additionally, if a generic form of Testim is approved and sold in the U.S., our co-promotion partner for Testim may terminate our co-promotion agreement which could cause a material decrease in revenue from Testim.

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

Our research and development activities and our commercial product, Testim, involve the use of testosterone and large amounts of alcohol which are classified as hazardous materials and chemicals. AA4500 is a biologic product. Biologic products may present a manufacturing health hazard due to risk of infection with the bacterial cell line used to produce the product or with potential viral contamination with the fermentation. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business and financial condition. To our knowledge, we have not been the subject of any investigation by any agency or authority for failure to comply with any rules or regulations applicable to hazardous materials or chemicals. We do not maintain specific insurance for the handling of biological, hazardous and radioactive materials. We have contracts with third-party providers for the storage and disposal of hazardous waste and believe that any claims against us in these areas would be the responsibility of these third parties. However, we may be held responsible for these claims despite the fact that we have contracted with third parties for the storage and disposal of hazardous waste. If we are exposed to these types of claims, we could be held responsible for liabilities that exceed our financial resources, which could severely affect our operations.

Risks Related to Our Dependence on Third-Party Manufacturers and Service Providers

Since we rely on third-party manufacturers and suppliers, we may be unable to control the availability or cost of manufacturing our products, which could adversely affect our results of operations.

We do not manufacture Testim or any of our product candidates and have no current plan to develop any capacity to do so. We have contracted with DPT Laboratories to manufacture Testim through December 31, 2005. We are in the process of qualifying a back-up supplier to manufacture Testim. BioSpecifics Technologies is responsible for supplying clinical and commercial product supplies of AA4500; we however, have the right to qualify a back-up supplier. We are in the process of qualifying a back-up supplier and negotiating the terms of agreement with this back-up supplier for the production of our clinical supply of AA4500, our Peyronie’s and Dupuytren’s Diseases product candidate. Upon completion of the qualification process, we expect to rely on this back-up supplier, rather than BioSpecifics Technologies, for our clinical supply of AA4500. We plan to contract with one or more third-party manufacturers to manufacture our transmucosal film product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment. DPT Laboratories, any back-up supplier for Testim or AA4500, or any other third-party manufacturer may encounter difficulties in production. These problems may include:

•	difficulties with production costs and yields;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

DPT, any back-up supplier for Testim or AA4500, or any of our other third-party manufacturers may not perform as agreed or may terminate its agreement with us, which would adversely impact our ability to produce and sell Testim.

Our contract with DPT Laboratories to manufacture Testim expires on December 31, 2005. Although we are in the process of qualifying a back-up supplier to manufacture Testim, we do not have an alternate manufacturer of Testim at this time. We have capitalized as work-in-process inventory $992,000 of Testim manufactured by a back-up supplier. We intend to sell this inventory after we receive approval of the manufacturing facility and process from the U.S. Food and Drug Administration, or FDA.

Although additional required testing of this inventory remains to be completed, we capitalized this inventory based on favorable preliminary results from analytical testing, past product experience and our belief that it is probable that the inventory will be saleable. If the ultimate testing results prove unfavorable or the FDA does not approve the manufacturing facility or process, we will have to write-off this inventory. If there is an interruption in the supply of Testim, our co-promotion partner for Testim may terminate our co-promotion agreement and in that event, we would be obligated to make a payment to Oscient the amount of which depends on when the supply interruption occurs. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is extremely limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of Testim on acceptable terms, if at all, which would materially impair our business.

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

Due to our reliance on contract research organizations or other third parties to assist us in conducting clinical trials, we are unable to directly control all aspects of our clinical trials.

Currently, we rely in part on three third parties to conduct our clinical trials for the expansion of Testim and the development of our product candidates. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

If we are unable to grow our sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to grow our business.

As an organization, we have a limited history in sales, marketing and distribution. To directly market and distribute Testim or any of our product candidates which receive regulatory approval, we must continue to enhance our sales and marketing efforts. For our direct sales efforts, we will need to hire additional salespeople in order to grow and to manage any turnover that occurs in our sales force. For some market opportunities, we may need to enter into co-promotion or other licensing arrangements with pharmaceutical or biotechnology firms in order to increase the commercial success of our products. We may not be able to grow our direct sales, marketing and distribution capabilities or enter into co-promotion or similar licensing arrangements with third parties in a timely manner, or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

Risks Related to Intellectual Property

If we breach any of the agreements under which we license commercialization rights to products or technology from others, we could lose license rights that are critical to our business.

We are a party to a number of license agreements by which we have rights to use the intellectual property of third parties that are necessary for us to operate our business. In particular, we have obtained the exclusive right to develop and commercialize Testim pursuant to a license agreement with Bentley. Bentley may unilaterally terminate the agreement if we fail to make payments under this agreement and this failure continues for a period of 30 days following written notice to us by Bentley. If the agreement is properly terminated by Bentley, we may not be able to manufacture or sell Testim.

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

Our business and competitive positions are dependent upon our ability to obtain and protect our proprietary position for Testim and our product candidates in the U.S., Europe and elsewhere. Because of the substantial length of time and expense associated with development of new products, we, along with the rest of the biopharmaceutical industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our and our licensors’ patents and patent applications may not protect our technologies and products because, among other things:

•	there is no guarantee that any of our or our licensors’ pending patent applications will result in issued patents;

•	we may develop additional proprietary technologies that are not patentable;

•	there is no guarantee that any patents issued to us, our collaborators or our licensors will provide us with any competitive advantage or cover our product candidates;

•	there is no guarantee that any patents issued to us or our collaborators or our licensors will not be challenged, circumvented or invalidated by third parties; and

•	there is no guarantee that any patents previously issued to others or issued in the future will not have an adverse effect on our ability to do business.

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

We intend to seek patent protection whenever it is available for any products or product candidates we acquire in the future. However, any patent applications for future products may not issue as patents, and any patent issued on such products may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued on products we may acquire in the future may not be sufficiently broad to prevent third parties from commercializing competing products. If we fail to obtain adequate patent protection for our products, our ability to compete could be impaired.

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

If we are not able to protect and control unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm. We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. However, trade secrets are difficult to protect. To maintain the confidentiality of trade secrets and proprietary information, we generally seek to enter into confidentiality agreements with our employees, consultants and collaborators upon the commencement of a relationship with us. However, we may not obtain these agreements in all circumstances. Nor can we guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, or that we will have an adequate remedy for any such breach. In addition, adequate remedies may not exist in the event of unauthorized use or disclosure of this information. Others may have developed, or may develop in the future, substantially similar or superior know-how and technology. The loss or exposure of our trade secrets, know-how and other proprietary information, as well as independent development of similar or superior know-how, could harm our operating results, financial condition and future growth prospects. Many of our employees and consultants were, and many of our consultants may currently be, parties to confidentiality agreements with other companies. Although our confidentiality agreements with these employees and consultants require that they do not bring to us, or use without proper authorization, any third party’s proprietary technology, if they violate their agreements, we could suffer claims or liabilities.

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

Our ability to market our products may be impaired by the intellectual property rights of third parties.

Our commercial success will depend in part on not infringing the patents or proprietary rights of third parties. We are aware of competing intellectual property relating to the testosterone gel market. While we currently believe we have freedom to operate in the testosterone gel market, others may challenge our position in the future. We are also aware of at least one third-party patent relating to BioSpecifics Technologies’ enzyme which may impair BioSpecifics Technologies’ freedom to operate in the manufacture of AA4500. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights.

Third parties could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or products. A third party might request a court to rule that the patents we in-license are invalid or unenforceable. In such a case, even if the validity or enforceability of those patents were upheld, a court might hold that the third party’s actions do not infringe the patent we in-license thereby, in effect, limiting the scope of our patent rights. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. However, there can be no assurance that any such license will be available on acceptable terms or at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.

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

Even if we have our own patents which protect our products, Testim and our product candidates may nonetheless infringe the patents or violate the proprietary rights of third parties. In these cases, we may be required to obtain-licenses to patents or proprietary rights of others in order to continue to sell and use Testim and develop and commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property.

Third parties may assert patent or other intellectual property infringement claims against us, or our licensors or collaborators, with respect to technologies used in potential product candidates. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. We may not have sufficient resources to effectively litigate these claims. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from business operations. In addition, any patent claims brought against our licensors or collaborators could affect their ability to carry out their obligations to us.

Furthermore, if a patent infringement suit were brought against us, or our licensors or collaborators, the development, manufacture or potential sale of product candidates claimed to infringe a third party’s intellectual property may have to cease or be delayed. Ultimately, we may be unable to commercialize one or more of our product candidates, our patent claims may be substantially limited or may have to cease some portion of our operations as a result of patent infringement claims, which could severely harm our business.

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

As of March 31, 2005 we had 164 employees. In order to continue to expand Testim’s sales and commercialize our other product candidates, we currently anticipate that we will need to in the range of 10% to 15% additional managerial, selling, operational, financial and other employees to our existing departments over each of the next two years. Expansion may place, a significant strain on our management, operational and financial resources. Moreover, higher than expected market growth of Testim, the acquisition or in-licensing of additional products, as well as the development and commercialization of our other product candidates or marketing arrangements with third parties, could accelerate our hiring needs beyond our current expectations. To manage further growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls, and hire, train and manage additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our direct sales force consists of relatively newly hired employees. Turnover in our direct sales force or marketing team could adversely affect Testim and future product sales growth.

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

As of May 2, 2005, we have 20,681,255 shares of common stock outstanding, of which 15,079,375 shares, or 72.9%, are restricted securities under Rule 144 of the General Rules and Regulations under the Securities Act of 1933 or by the provisions of grants under our 2004 Equity Compensation Plan. On May 2, 2005, 8,756,943 shares of common stock were freely tradable under Rule 144(k) and 6,215,247 shares of common stock were eligible for resale under Rule 144, subject to volume limitations.

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

As of March 31, 2005, stock options to purchase 1,934,605 shares of common stock and warrants to purchase 1,732,676 shares of common stock were outstanding. In addition, as of March 31, 2005 a total of 673,416 stock options are available for grant under our 2004 Equity Compensation Plan. A total of 671,141 of the outstanding options and warrants are “in the money” and exercisable as of March 31, 2005. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

Our executive officers, directors and major stockholders have the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who beneficially own more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially own shares representing approximately 78% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments or derivative commodity instruments for trading purposes or any other purpose. Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.

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

Our investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. All our cash, cash equivalents and short-term investments at March 31, 2005, amounting to approximately $40.1 million, were maintained in bank demand accounts, money market accounts, U.S. government backed securities and ARS. We do not hedge our interest rate risks as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

Transactions relating to Auxilium UK, Limited are recorded in pounds sterling. Upon consolidation of this subsidiary into our consolidated financial statements, we translate the balance sheet asset and liability accounts to the U.S. dollar based on exchange rates as of the balance sheet date; balance sheet equity accounts are translated into the U.S. dollar at historical exchange rates; and all statements of operations and cash flows amounts are translated into the U.S. dollar at the average exchange rates for the period. Exchange gains or losses resulting from the translation are included as a separate component of stockholders’ equity. In addition, we conduct clinical trials in the Netherlands, exposing us to cost increases if the U.S. dollar declines in value compared to the euro. We do not hedge our foreign exchange risks as we believe reasonably possible near-term fluctuations of exchange rates would not materially affect our results of operations, financial position or cash flows.

Item 4: Controls and Procedures

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

The Audit Committee has discussed the results of the internal investigation with our independent registered public accounting firm. Because of certain failures, including those enumerated above, this firm determined, in connection with its audit of the Company’s consolidated financial statements as of December 31, 2004 and for the year then ended, that material weaknesses in internal control over financial reporting existed.

We have taken the following actions to improve our disclosure controls and procedures and internal controls over financial reporting:

•	On April 14, 2005, Gerri Henwood, our Chairman and Chief Executive Officer and Interim President, resigned her position as Chairman. Ms. Henwood continues to serve as our Chief Executive Officer and Interim President and as a member of our Board of Directors.

•	On April 14, 2005, one of our independent directors and our Vice Chairman and member of our Audit Committee, Rolf A. Classon, was appointed to the position of Chairman of our Board of Directors. As such, Mr. Classon no longer serves as our Vice Chairman. In his position as Chairman, Mr. Classon provides enhanced oversight of the:

•	implementation and operation of our disclosure controls and procedures; and

•	management of our operational affairs including, but not limited to, sales and marketing, research and development, government regulation, manufacturing and employee matters, and monitor and review the implementation of policies and procedures established by the Board within such areas.

•	As Chairman, Mr. Classon:

•	presides over any meeting of our Board of Directors that Mr. Classon attends, and when so acting has all the powers of and be subject to all the restrictions upon our Chairman;

•	provides ongoing advice and counsel to our Chief Executive Officer and otherwise assist our Chief Executive Officer in the conduct of the responsibilities of our Chief Executive Officer;

•	provides active oversight of our management and operational affairs, including, but not limited to, sales and marketing, research and development, government regulation, manufacturing and employee matters, and monitor and review the implementation of policies and procedures established by the Board within such areas;

•	provides our Board of Directors with periodic updates of oversight activities;

•	sets the agenda for each meeting of our Board of Directors and organizes preparation of each such meeting;

•	presides over any meeting of outside directors that may be held after meetings of our Board of Directors that is attended by Mr. Classon, the purpose of which may be to review the effectiveness of management, collect feedback to management and relay any such feedback to management; and

•	will have such other duties, responsibilities and authority as may be prescribed, from time to time, by resolution of the Board of Directors.

•	We have appointed our General Counsel as the chairman of our Disclosure Committee so that our internal disclosure procedures are overseen by management personnel that are familiar with the disclosure standards that are applicable to us.

•	We have adopted a plan to substantially reduce our business relationship with Prosit LLC.

•	We instituted a specific related-party transaction approval process that requires our General Counsel to approve and countersign any purchase order with a related party. We have designated an employee to monitor all known related-parties on a quarterly basis to determine if new related-party transactions have been initiated. In addition, we have assigned a member of our accounting department having knowledge of the relevant disclosure standards the responsibility for canvassing our directors, significant stockholders and relevant members of management on a regular basis in order to ensure that any new related-party transactions are identified, reviewed, and reported where appropriate and monitoring transactions on an ongoing basis to identify any related-party transactions. This individual will provide a quarterly report of the related-party review and any related-party activity to the Audit Committee.

•	We will begin a management training program focused on educating our management personnel on the types of issues that require disclosure under the rules and regulations of the SEC. The program is designed to promote effective communication with our General Counsel when our officers consider amending or modifying any of our material agreements and regarding disclosure issues generally.

We believe that the efforts described above have addressed the deficiencies that have affected our internal disclosure controls in the past. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected

Changes in Internal Controls

No change in our internal control over financial reporting occurred during our fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To remediate the material weaknesses in our internal control over financial reporting described in “Item 4. Controls and Procedures” above, subsequent to March 31, 2005 we implemented the changes described therein.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Securities

None.

Use of Proceeds

On July 28, 2004, we sold 5,500,000 shares of our common stock in our initial public offering at a price of $7.50 per share pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-114685), which was declared effective by the Securities and Exchange Commission on July 23, 2004. After deducting expenses of the offering, we received net offering proceeds of approximately $36.5 million. During the period from the offering through March 31, 2005, we have used the net proceeds from our initial public offering as follows:

•	approximately $7.1 million to fund further commercialization of Testim, including Phase IV clinical studies;

•	approximately $5.0 million for milestone obligations and other costs associated with the development of AA4500 for Peyronie’s Disease; and

•	approximately $3.3 million to fund development of an androgen replacement film and overactive bladder film.

The foregoing amounts represent management’s reasonable estimate of the amount of net offering proceeds applied to such activity instead of the acual amount of net offering proceeds used. The remainder of the proceeds have been invested into short-term investment-grade securities and money market accounts. None of the net proceeds were directly or indirectly paid to: (i) any of our directors, officers or their associates; (ii) any person(s) owning 10% or more of any class of our equity securities; or (iii) any of our affiliates.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description
10*	Co-Promotion Agreement, dated April 11, 2005, between the Registrant and Oscient Pharmaceuticals Corp.

31.1	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, and Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

/s/ Gerri A. Henwood
Gerri A. Henwood
Chief Executive Officer and Interim President
(Principal Executive Officer)

Date: May 6, 2005

AUXILIUM PHARMACEUTICALS, INC.

/s/ Cornelius H. Lansing II
Cornelius H. Lansing II
Chief Financial Officer and Executive Vice President, Commercial Logistics
(Principal Financial and Accounting Officer)

Date: May 6, 2005

EXHIBIT INDEX

Exhibit No.	Description
10*	Co-Promotion Agreement, dated April 11, 2005, between the Registrant and Oscient Pharmaceuticals Corp.

31.1	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, and Cornelius H. Lansing II, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.