Form 10-Q
period 2005-06-30
AUXILIUM PHARMACEUTICALS INC
filed 2005-08-12
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-50855

Auxilium Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3016883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Valley Stream Parkway, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)

(484) 321-5900

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

As of August 8, 2005, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 29,151,935.

AUXILIUM PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$57,787	$32,707
Short-term investments	9,850	14,100
Accounts receivable, trade	4,467	4,586
Accounts receivable, other	3,262	400
Inventories	5,098	4,014
Prepaid expenses and other current assets	1,558	2,194

Total current assets	82,022	58,001
Property and equipment, net	3,370	2,554
Other assets	794	485

Total assets	$86,186	$61,040

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$452	$427
Accounts payable	4,517	2,868
Accrued expenses	10,639	8,644
Deferred revenue, current portion	2,568	4,034
Deferred rent, current portion	351	—

Total current liabilities	18,527	15,973

Notes payable, long-term portion	93	323

Deferred revenue, long-term portion	10,700	8,500

Deferred rent, long-term portion	693	—

Financing-related liability	6,161

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued and outstanding 29,057,635 and 20,648,988 shares at June 30, 2005 and December 31, 2004, respectively	291	206
Additional paid-in capital	169,638	135,856
Accumulated deficit	(119,398)	(99,257)
Deferred compensation	(528)	(565)
Notes receivable from stockholders	(18)	(17)
Accumulated other comprehensive income	27	21

Total stockholders’ equity	50,012	36,244

Total liabilities and stockholders’ equity	$86,186	$61,040

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$9,839	$6,619	$18,636	$12,253

Operating expenses:
Cost of goods sold	3,149	1,996	5,977	3,785
Research and development	4,250	4,814	13,327	7,184
Selling, general and administrative	11,049	7,530	19,713	14,952

Total operating expenses	18,448	14,340	39,017	25,921

Loss from operations	(8,609)	(7,721)	(20,381)	(13,668)
Interest income	251	37	490	79
Interest expense	(15)	(36)	(34)	(541)
Other income (expense), net	(216)	—	(216)	—

Net loss	(8,589)	(7,720)	(20,141)	(14,130)
Accretion of redeemable convertible preferred stock	—	(169)	—	(338)
Deemed dividends to warrant holders	—	(173)	—	(173)

Net loss applicable to common stockholders	$(8,589)	$(8,062)	$(20,141)	$(14,641)

Basic and diluted net loss per common share	$(0.41)	$(8.56)	$(0.97)	$(15.64)

Weighted average common shares outstanding	20,751,489	942,131	20,659,183	936,019

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(20,141)	$(14,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	541	805
Stock-based compensation	265	35
Interest income accrued on notes receivable from stockholders	—	(2)
Unrealized gain on available for sale cash equivalents	(1)	—
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(2,743)	(1,941)
Inventories	(1,084)	825
Prepaid expenses and other current assets	221	144
Accounts payable and accrued expenses	3,650	351
Deferred revenue	734	5,087
Deferred rent	400	—

Net cash used in operating activities	(18,158)	(8,826)

Cash flows from investing activities:
Purchases of property and equipment	(607)	(540)
Purchases of short-term investments	(2,250)	—
Redemptions of short-term investments	6,500	—

Net cash provided by (used in) investing activities	3,643	(540)

Cash flows from financing activities:
Proceeds from shares issued in private placement, net of transaction costs	33,086	—
Proceeds from financing-related liability	6,161	—
Net repayments under lines of credit, net of transaction costs	—	(7,349)
Movement in restricted cash to secure borrowings	—	9,500
Payments on debt financings	(205)	(379)
Employee Stock Purchase Plan purchases	271	—
Proceeds from exercise of common stock options	282	23
Collection of notes receivable from stockholders	—	63

Net cash provided by financing activities	39,595	1,858

Effect of exchange rate changes on cash	—	1

Increase (decrease) in cash and cash equivalents	25,080	(7,507)
Cash and cash equivalents, beginning of period	32,707	28,446

Cash and cash equivalents, end of period	$57,787	$20,939

Supplemental cash flow information:
Cash paid for interest	$30	$138

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2005

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Deferred compensation	Notes receivable from stockholders	Accumulated other comprehensive income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2005	20,648,988	$206	$135,856	$(99,257)	$(565)	$(17)	$21	$36,244
Private placement, net of transaction costs	8,242,796	83	33,003	—	—	—	—	33,086
Exercise of common stock options	85,437	1	281	—	—	—	—	282
Employee Stock Purchase Plan purchases	66,530	1	270	—	—	—	—	271
Issuance of restricted stock	25,000	—	120	—	(120)	—	—	—
Cancellation of restricted stock	(11,116)	—	(83)	—	83	—	—	—
Amortization of deferred compensation	—	—	—	—	74	—	—	74
Compensation on stock option grants to nonemployees for services provided	—	—	84	—	—	—	—	84
Compensation on stock option grants to employees	—	—	107	—	—	—	—	107
Interest income accrued on notes receivable	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	7	7
Unrealized gain on available for sale securities	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(20,141)	—	—	—	(20,141)

Balance, June 30, 2005	29,057,635	$291	$169,638	$(119,398)	$(528)	$(18)	$27	$50,012

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

(a) The Company

Auxilium Pharmaceuticals, Inc. along with its subsidiaries (the Company) is a specialty pharmaceutical company dedicated to developing and commercializing pharmaceutical products that target urologic and sexual health disorders. The Company has one marketed product, Testim®, a proprietary, topical 1% testosterone gel indicated for the treatment of hypogonadism. The Company launched Testim in the first quarter of 2003. The Company markets Testim in the United States through its own sales force and through a co-promotion agreement with Oscient Pharmaceuticals Corp. (Oscient) signed in April 2005 (see Note7c). Testim was launched by Auxilium’s partner, Ipsen Farmaceutica, B.V. (Ipsen), in Germany in January 2005 and in the United Kingdom in April 2005.

In the fourth quarter of 2002, the Company received approval from the U.S. Food and Drug Administration to market Testim. In the second quarter of 2003, the Company received regulatory approval to market Testim in the United Kingdom. In June 2004, the Company received scientific approval for Testim in 14 additional European countries following completion of a Mutual Recognition Procedure. Through June 2005, the Company had received marketing approvals in a total of 14 EU countries. We anticipate that marketing approval in the remaining country, in which scientific approval was received, will be given once local administrative procedures have been completed. In 2004, the Company filed for regulatory approval to market Testim in Canada, and the Company is in the process of responding to questions raised by the Canadian authorities as part of the approval process. Upon receipt of regulatory approvals, the Company will rely on Ipsen and other third parties to market, sell and distribute Testim outside of the United States.

(b) Liquidity

On June 30, 2005, the Company completed a private placement in which the Company issued 8,242,796 shares of common stock and warrants to purchase an aggregate of 2,060,687 shares of common stock with an exercise price of $5.84 per share resulting in gross proceeds to the Company of $40,400,000. In connection with the private placement, the Company paid $1,242,000 in placement agent fees and incurred approximately $127,000 in other transaction costs. The net proceeds to the Company were approximately $39,031,000.

The Company commenced operations in the fourth quarter of 1999. Since inception, it has incurred losses and negative cash flows from operations. The Company has been dependent upon external financing, including primarily private and public sales of securities, to fund operations. As of June 30, 2005, the Company had an accumulated deficit of approximately $119,398,000, and expects to incur additional operating losses.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2005 and for the periods ended June 30, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the SEC.

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

(c) Revenue Recognition

The Company sells Testim to wholesalers and chain drug stores, who have the right to return purchased product. In accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, the Company defers recognition of revenue on product shipments of Testim to its customers until Testim units are dispensed through patient prescriptions. Under SFAS No. 48, the Company cannot recognize revenue on product shipments until it can reasonably estimate returns relating to these shipments. The Company estimates prescription units dispensed based on distribution channel data provided by external, independent sources. Testim dispensed to patients through prescription is not subject to return. The gross sales price of product shipments in the U.S. was $12,769,000 and $8,100,000 for the three months ended June 30, 2005 and 2004, respectively and $21,372,000 and $13,178,000 for the six months ended June 30, 2005 and 2004, respectively. Gross revenue for prescription units dispensed was $11,755,000 and $7,581,000 for the three months ended June 30, 2005 and 2004, respectively, and $21,673,000 and $13,718,000 for the six months ended June 30, 2005 and 2004, respectively, while product revenue net of cash discounts, rebates and patient coupons was $9,839,000 and $6,619,000 for the three months ended June 30, 2005 and 2004, respectively, and $18,636,000 and $12,253,000 for the six months ended June 30, 2005 and 2004, respectively. Product shipments in the U.S. not recognized as revenue, net of anticipated cash discounts, were $2,568,000 and $3,723,000 at June 30, 2005 and December 31, 2004, respectively and are reflected in deferred revenue, current portion. The cost of Testim units shipped to customers that has not been recognized as revenue in accordance with the Company’s policy is reflected as inventory subject to return (see Note 4). The Company will continue to recognize revenue upon prescription units dispensed until it can reasonably estimate product returns based on its product returns experience. At that time, the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred.

For revenues associated with licensing agreements, the Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. The Company entered into two license and distribution agreements to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan (see Note 8). Under these agreements, the distributor and the sublicensee are each required to purchase Testim from the Company and make up-front, milestone and royalty payments. Under these agreements, the distributor and the sublicensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Only milestone payments for product supply price reductions are refundable if the Company subsequently increases the supply price; otherwise, no up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to the Company’s nonperformance. The Company is obligated under the agreements to provide multiple deliverables; the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21 the deliverables under each of these agreements are treated as single units of accounting as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. Revenue for Testim units shipped will be recognized upon product shipment, subject to the Company’s ability to reasonably estimate product returns. The Company will defer revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under each agreement. Non-refundable up-front and milestone revenue will be recognized as revenue as a percentage of Testim units shipped in the period over total Testim units expected to be shipped over the distribution term. No revenue for non-refundable up-front and milestone consideration will be recognized if a reasonable estimate of total future Testim unit shipments cannot be made. Refundable milestone payments will be deferred and only included in the revenue recognition equation with non-refundable milestone consideration when the refund right lapses. In December 2004, the Company shipped its first product totaling $311,000 to Ipsen for ultimate sale in the United Kingdom and Germany. The Company recorded the revenue associated with these shipments during the three months ended March 31, 2005 when the right of return lapsed. The Company recorded an additional $53,000 of revenue during the three months ended June 30, 2005. Through June 30, 2005 the Company collected $8,200,000 of license payments under these agreements. As of June 30, 2005, no portion of up-front and milestone amounts received has been recognized as revenue and the entire balance of deferred revenue from licensing agreements of $10,700,000 was classified as long-term. $9,700,000 of this amount is classified as long term as the Company is not in a position to reasonably estimate total product demand under these agreements. The remaining $1,000,000 of deferred revenue is classified as long term as it is a refundable milestone and the Company does not expect to increase the supply price, which would trigger the refund provision, within the next twelve months. The remaining milestone payments due at June 30, 2005 under these agreements of $2,500,000 is included in “accounts receivable, other” on the accompanying consolidated balance sheet.

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

Accounts receivable, trade are net of allowances for cash discounts, actual returns and bad debts of $571,000 at June 30, 2005 and $578,000 at December 31, 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders, as reported	$(8,589)	$(8,062)	$(20,141)	$(14,641)
Add: total stock based employee compensation expense recognized under the intrinsic value based method	140	4	181	8
Deduct: total stock based employee compensation expense determined under fair value based method	(639)	(73)	(887)	(105)

Pro forma net loss applicable to common stockholders	$(9,088)	$(8,131)	$(20,847)	$(14,738)

Net loss per common share:
Basic and diluted, as reported	$(0.41)	$(8.56)	$(0.97)	$(15.64)

Basic and diluted, pro forma	$(0.44)	$(8.63)	$(1.01)	$(15.75)

Prior to the Company’s initial public offering (IPO), the value of option grants under SFAS No. 123 was determined using the minimum-value method. The minimum-value method considers the expected life of an option, the risk-free interest rate prevalent at the date of grant and the expected dividend yield. Upon completion of the IPO, the Company is required to include a volatility factor in its estimation of fair value. The Company has elected to utilize the Black-Scholes option-pricing model to estimate fair value of option grants under SFAS No. 123. Information with respect to the value of option grants under the minimum-value method and the Black-Scholes option pricing model for the periods presented is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average grant date value:
Grants below fair value	$—	$—	$—	$—
Grants at fair value	2.66	3.00	3.26	2.76
Grants above fair value	—	—	—	—

Weighted average assumptions:
Expected life of options (in years)	6.00	7.00	6.00	7.00
Risk-free interest rate	3.63%	3.90%	3.96%	3.59%
Expected volatility	80.00%	0.00%	80.00%	0.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

Included in the pro forma net loss applicable to common stockholders for the three and six months ended June 30, 2005 above is $68,000 and $155,000, respectively, of compensation under SFAS No. 123 related to the 2004 Employee Stock Purchase Plan. The fair value of employee purchase rights was estimated utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 1.3 years, risk-free interest rate of 2.25%, expected volatility of 80.63% and no expected dividend yield. The weighted average fair value of purchase rights granted in 2004 was $3.41 per share. There are no new purchase rights granted in 2005.

The Company accounts for stock-based compensation to non-employees using the fair-value method in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For the three and six months ended June 30, 2005, the Company granted a total of 50,000 and 51,500 stock options, respectively, to consultants. The options granted generally vest immediately. For the three and six months ended June 30, 2005, the Company recorded stock-based compensation expense of $77,000 and $84,000, respectively, related to stock option grants to non-employees. The Company valued the stock option grants using the Black-Scholes option-pricing model utilizing the same assumptions above except that the expected life for each grant was the contractual term.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(8,589)	$(7,720)	$(20,141)	$(14,130)
Accretion of redeemable convertible preferred stock	—	(169)	—	(338)
Deemed dividends to warrant holders	—	(173)	—	(173)

Net loss applicable to common stockholders	(8,589)	(8,062)	(20,141)	(14,641)

Denominator:
Weighted-average common shares outstanding	20,839,311	942,131	20,747,105	938,608
Weighted-average unvested restricted common shares subject to forfeiture	(87,822)	—	(87,922)	(2,589)

Shares used in calculating net loss applicable to common stockholders per share	20,751,489	942,131	20,659,183	936,019

Basic and diluted net loss per common share	$(0.41)	$(8.56)	$(0.97)	$(15.64)

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

	June 30,
	2005	2004
Common stock options	2,135,323	1,203,283
Warrants	3,793,363	1,748,676
Restricted common stock	81,451	—
Redeemable convertible preferred stock	—	14,042,482

	6,010,137	16,994,441

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and the reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It establishes, unless impractical, retrospective application as the required method for reporting a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At June 30, 2005 and December 31, 2004, demand accounts, money market accounts and U.S. Treasury and agency obligations comprised all of the Company’s cash and cash equivalents.

Short-term investments consist of corporate auction-rate securities with original maturities of greater than three months. As of June 30, 2005 and December 31, 2004, all the auction-rate securities held have maturities in excess of 25 years. The Company’s investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held have extended maturities, the Company classifies these securities as current as they are available for sale under SFAS No. 115.

The following summarizes cash, cash equivalents and short-term investments (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and Cash Equivalents
Demand deposits	$41,897	$—	$—	$41,897
Money market accounts	3,922	$—	—	3,922
Obligations of U.S. Government	11,917	51		11,968

June 30, 2005	$57,736	$51	$—	$57,787

Short-Term Investments
Auction-rate securities	$9,850	$—	$—	$9,850

June 30, 2005	$9,850	$—	$—	$9,850

Cash and Cash Equivalents
Demand deposits	$1,299	$—	$—	$1,299
Money market accounts	11,055	—	—	11,055
Obligations of U.S. Government	20,301	52	—	20,353

December 31, 2004	$32,655	$52	$—	$32,707

Short-Term Investments
Auction-rate securities	$14,100	$—	$—	$14,100

December 31, 2004	$14,100	$—	$—	$14,100

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$1,757	$2,737
Work-in-process	2,051	481
Finished goods	970	318
Inventory subject to return	320	478

	$5,098	$4,014

Testim is manufactured for the Company by DPT Laboratories under a contract that expires on December 31, 2005.

Inventory subject to return represents the amount of Testim shipped to wholesalers and chain drug stores that had not been recognized as revenue (see Note 2c).

Included in work-in-process inventory at June 30, 2005 is $1,091,000 of Testim validation batches manufactured by a back-up supplier. The Company intends to sell this inventory after it receives approval of the manufacturing facility and process from the relevant regulatory authority. Although additional required testing of this inventory remains to be completed, the Company capitalized this inventory based on favorable preliminary results from analytical testing, past product experience and Management’s belief that it is probable that the inventory will be saleable.

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Payroll and related expenses	$2,545	$3,030
Milestone and royalty expenses	2,332	1,882
Research and development expenses	1,350	1,285
Sales and marketing expenses	813	530
Testim coupon and rebate accrual	1,930	929
Other expenses	1,669	988

	$10,639	$8,644

6. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Equipment promissory notes	$548	$754
Less unamortized discount	(3)	(4)
Less current portion of notes payable	(452)	(427)

Notes payable, long-term portion	$93	$323

7. COMMITMENTS AND CONTINGENCIES

(a) Leases

On December 31, 2004, the Company entered into a 90-month lease agreement to move its headquarters facility to Malvern, Pennsylvania. The Company moved into the new office space in June of 2005. The Company paid a $400,000 security deposit under this new lease in January 2005 that is reflected in other assets on the accompanying balance sheet at June 30, 2005. The Company received an allowance to improve the new facility of up to $808,000. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life of the improvements or the life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The new lease includes a period of free rent and escalating minimum rent payments. The Company records rent expense for the minimum lease payments on a straight-line basis. In addition, the Company has recorded a charge to general and administrative expenses in June 2005 when it ceased use of its existing office facility. This charge represents the rent to be paid for unutilized office space under the existing noncancelable lease. As of June 30, 2005, the Company has $211,000 of lease payments remaining on its existing office facility, which were expensed in the three months ended June 30, 2005.

(b) Research and License Agreements

In June 2004, the Company entered into a development and license agreement with BioSpecifics Technologies Corp. (BioSpecifics) and amended such agreement in May 2005. Under the agreement, as amended, the Company was granted exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics Technologies’ enzyme AA4500. The Company’s licensed rights concern the development of products, other than dermal formulations labeled for topical administration. Currently, the Company is developing AA4500 for the treatment of Peyronie’s Disease and Dupuytren’s Disease. The Company may expand the agreement, at its option, to cover other indications as they are developed by the Company or BioSpecifics.

The agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. The Company may terminate the agreement with 90 days written notice or, anytime on or prior to September 30, 2005 in the event the Company determines, in its reasonable business judgment, that the products licensed under the agreement cannot be produced in commercially reasonable quantities and at commercially reasonable costs and/or the products or AA4500 enzyme cannot be characterized as comparable to those used in pre-clinical and clinical trials conducted by BioSpecifics prior to the agreement.

The Company is responsible, at its own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products. As permitted under the agreement, the Company has qualified Cobra Biologics Ltd. (Cobra) as its primary supplier of clinical supply under the agreement.

BioSpecifics has the option, exercisable no later than six months after FDA approval of the first New Drug Application or Biologics License Application with respect to a product, to assume the right and obligation to supply, or arrange for the supply from a third party other than a back-up supplier qualified by the Company, of a specified portion of commercial product required by the Company. The agreement provides that the Company may withhold a specified amount of a milestone payment until (i) BioSpecifics executes an agreement, containing certain milestones, with a third party for the commercial manufacture of the product, (ii) BioSpecifics commences construction of a facility, compliant with current Good Manufacturing Practices, for the commercial supply of the product, or (iii) 30 days after BioSpecifics notifies the Company in writing that it will not exercise the supply option.

If BioSpecifics exercises the supply option, commencing on a specified date, BioSpecifics will be responsible for supplying either by itself or through a third party other than a back-up supplier qualified by the Company, a specified portion of the commercial supply of the product. If BioSpecifics does not exercise the supply option, the Company will be responsible for arranging for the entire commercial product supply. In the event BioSpecifics exercises the supply option, BioSpecifics and the Company is required to use commercially reasonable efforts to enter into a commercial supply agreement on customary and reasonable terms and conditions which are not worse than those with back-up suppliers qualified by the Company.

The Company must pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage of net sales for products covered by the agreement. Such percentage may vary depending on whether BioSpecifics exercises the supply option. In addition, the percentage may be reduced if (i) BioSpecifics fails to supply commercial product supply in accordance with the terms of the agreement; (ii) market share of a competing product exceeds a specified threshold; or (iii) the Company is required to obtain a license from a third party in order to practice BioSpecifics’ patents without infringing such third party’s patent rights.

In addition to the payments set forth above, the Company must pay BioSpecifics an amount equal to a specified mark-up of the cost of goods sold for products sold by the Company that are not manufactured by or on behalf of BioSpecifics, provided that, in the event BioSpecifics exercises the supply option, no payment will be due for so long as BioSpecifics fails to supply the commercial supply of the product in accordance with the terms of the agreement.

In addition, the Company is obligated to make contingent milestone payments upon contract initiation, receipt of technical data, manufacturing process development, the one-year anniversary of the agreement, filing of regulatory applications and receipt of regulatory approval. Through December 31, 2004, the Company paid up-front and milestone payments under this agreement of $5,000,000. The Company recorded two payments of $2,500,000 each as an in-process research and development expense in each of the second and third quarters of 2004 because AA4500 is in the early stages of Phase II clinical trials and there is no alternative future use for AA4500 prior to FDA approval. In March 2005, the Company accrued the one-year contract anniversary payment of $3,000,000 which was paid in June 2005. The Company recorded this accrual as an additional in-process research and development expense in the first quarter of 2005 because AA4500 is in the early stages of Phase II clinical trials and there is no alternative future use for AA4500 prior to FDA approval. The Company could make up to an additional $4,500,000 of contingent milestone payments under this agreement if all existing conditions are met. Additional milestone obligations may be due if the Company exercises an option to develop and license AA4500 for additional medical indications.

In February 2005, the Company entered into an agreement with PharmaForm in which the Company agreed to develop and license eight separate pain products under PharmaForm’s transmucosal film technology. In 2005, the Company paid an up-front payment of $500,000 and could make up to an additional $21.2 million of contingent milestone payments if all underlying events occur over the life of the development process for the underlying licensed products. In addition to these new licenses, the Company agreed to engage PharmaForm to provide research and development services related to these pain products for four years.

In addition, the Company has entered into various other licensing agreements. Through June 30, 2005, the Company has made aggregate milestone payments under all agreements of $9,125,000. The Company could make an additional $26,725,000 of contingent milestone payments under all agreements if all underlying events occur over the life of the agreements.

(c) Co-promotion Agreement

In April 2005, the Company entered into a co-promotion agreement (the Agreement) with Oscient Pharmaceuticals Corp. (Oscient) whereby the Company and Oscient will co-promote Testim in the U.S. Oscient was granted the exclusive right to promote Testim jointly with the Company to primary care physicians by means of its 250-person sales force. Oscient commenced co-promotion of Testim in May 2005. The initial term of the Agreement ends on April 30, 2007. Oscient may extend the Agreement for two consecutive two-year periods provided that Oscient has met certain milestones for each extension. If these milestones are met and Oscient does not elect to terminate the Agreement, the first extension period will commence on January 1, 2007 and end on December 31, 2008 and the second extension period will commence effective January 1, 2009 and end on April 30, 2011.

The Company and Oscient utilize a joint marketing and promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of Testim in the U.S. primary care physician market. The Company and Oscient share equally these promotional expenses. Each party will be responsible for the costs associated with its own sales force.

The Company is obligated to pay Oscient a specified percentage of the gross profit from Testim sales attributable to primary care physicians in the U.S. that exceed a specified sales threshold. All gross profit earned on sales to primary care physicians below the predetermined threshold and all gross profit earned on all sales to non primary care physicians are not subject to the terms of the agreement with Oscient. Once sales to primary care physicians have exceeded the predetermined sales threshold, the gross profit earned on such sales is available to be split between the Company and Oscient. Once all agreed upon promotional expenses are appropriately reimbursed to each party, the gross profit remaining will be divided according to agreed upon percentages. The specific percentages are based upon Testim sales levels above the threshold attributable to primary care physicians actually achieved.

The agreed upon promotional expenses for each year are reimbursable equally and simultaneously to each company through the profit split mechanism, except in 2005 when Oscient will be disproportionately reimbursed its share of the promotional expenses through the profit split mechanism. If an agreed upon percentage of the gross profit available to be split in 2005 is insufficient to reimburse Oscient its share of the promotional expenses, that portion not reimbursed to Oscient will be carried over to 2006 and will be reimbursed through the 2006 profit split mechanism. If an agreed upon percentage of the gross profit available to be split in 2005 exceeds Oscient’s share of the reimbursable promotional expenses, the companies will begin to split the gross profits remaining according to the agreed upon percentages. The Company will not have all of its promotional expenses for 2005 reimbursed and these expenses recognized by the Company in 2005 are not subject to reimbursement in 2006.

The Agreement can be terminated by either party upon the occurrence of certain termination events. The Company may be obligated to make termination payments in certain instances. Also, Oscient has been granted the exclusive option to co-promote any future product candidate of the Company that treats hypogonadism and contains testosterone as the active ingredient.

The Company will invoice and record in its financial statements all sales of Testim, including those sales to primary care physicians that exceed the specified threshold, as well as the gross profit earned on all sales. The Company will record its share of promotional expenses incurred and all costs associated with the fees earned by Oscient as “selling, general & administration” operating expenses on the consolidated statement of operations.

8. TESTIM MARKETING AND DISTRIBUTION AGREEMENTS

In December 2003, the Company entered into an exclusive marketing and distribution agreement with Bayer, Inc. (Bayer) in Canada. The Company filed for regulatory approval of Testim in Canada in March 2004 and is in the process of responding to questions raised by the Canadian authorities as part of the approval process. Under the agreement, Bayer will purchase product and pay certain royalty and milestone payments. The milestone payments are due upon contract signing, filing for regulatory approval in Canada, the first sale of Testim in Canada and upon achieving specified sales levels. The term of the agreement is for the life of the patent covering Testim in Canada.

In March 2004, the Company signed a sublicense agreement with Ipsen to use and sell Testim on a worldwide basis outside of the U.S., Canada, Mexico and Japan. Through June 2005, Testim is approved for marketing in the U.S., the United Kingdom, Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Luxembourg, the Netherlands, Norway, Portugal, Spain and Sweden. The Company has also received scientific approval for Testim in one additional EU country following completion of a Mutual Recognition Procedure in June 2004. The Company anticipates that marketing approval in this country will be received once local administrative procedures have been completed. Ipsen is responsible for obtaining regulatory approval in non-EU countries and remaining EU countries. In addition, Ipsen is obligated to purchase product from the Company and to pay royalty and certain milestone payments. The milestone payments are due upon contract signing, regulatory approval, product launch in various countries and supply price reductions. The license is exclusive and royalty-bearing for the longer of ten years from market launch or the expiration of patent protection in any particular country.

Through June 30, 2005, the Company was due or collected $10,700,000 in up-front and milestone fees under these agreements. The Company could collect an additional $8,500,000 in milestone fees if all underlying events occur. (See Note 2c).

9. PRIVATE PLACEMENT

On June 30, 2005, the Company completed a private placement financing in which the Company issued 8,242,796 shares of common stock and warrants to purchase an aggregate of 2,060,687 shares of common stock with an exercise price of $5.84 per share resulting in gross proceeds to the Company of $40,400,000. In connection with the private placement financing, the Company paid $1,242,000 in placement agent fees and incurred approximately $127,000 in other transaction costs. Approximately $216,000 of the placement agent fees and transaction costs which were allocated to the warrants were expensed by the Company during the quarter ended June 30, 2005. The net proceeds to the Company were approximately $39,031,000.

The warrants have an exercise price per share of $5.84, with a five-year life and are fully vested and exercisable. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own stock,” (“EITF 00-19”) the warrants have been recorded as a long-term liability and valued at fair value on the date of issuance. The fair value of the warrants on the date of issuance was $6,161,000 and was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%; estimated volatility of 80%; risk free interest rate of 3.76% and a contractual life of five years.

Under the terms of the securities purchase agreements pursuant to which the private placement was consummated, the Company agreed to use its reasonable best efforts to file a registration statement with the SEC by August 14, 2005 to register for resale the shares of common stock and the shares of common stock issuable upon the exercise of the warrants sold in the private placement. The registration statement is required under the securities purchase agreements to become effective within 30 days following the date on which the registration statement is filed with the SEC if the registration statement receives no SEC review or 60 days after the date on which the registration statement is filed with the SEC if the registration statement receives SEC review.

If the registration statement is not filed with the SEC or is not declared effective by the applicable date required, then the Company has agreed to pay each purchaser as liquidated damages an amount equal to 0.0333% of the purchase price paid by such purchaser for the securities in the private placement for each day until the registration statement is either filed with the SEC or declared effective, as the case may be. In addition, the Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of two years after the effective date of the registration statement, the date on which the shares of common stock and the shares of common stock issuable upon exercise of the warrants become eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or any other rule of similar effect, or such time as all such shares have been sold by the purchasers. If, after the registration statement is declared effective, the Company suspends the use of the registration statement by the purchasers for the resale of the shares, the Company has agreed to pay each purchaser as liquidated damages an amount equal to 0.0333% of the purchase price paid by each such purchaser for the securities in the private placement for each day that the use of the registration statement is suspended in excess of 45 consecutive days or 60 days in the aggregate in any 12-month period.

EITF 00-19 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company’s own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19 to qualify as permanent equity, the equity derivative must permit the issuer to settle in unregistered shares. The terms of the Company’s securities purchase agreements by which the private placement was consummated permit settlement of the warrant in unregistered shares; however, the damages payable in cash arising from failure to register or failure to keep the registration statement effective for up to two years are so significant that they preclude equity treatment. Thus, this equity derivative cannot be classified as permanent equity. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as a liability with subsequent changes in fair value recognized through the statement of operations.

While the Company views this liquidated damages contingency as neither probable nor reasonably estimable, the Company recorded the estimated fair value of the warrant as of June 30, 2005 of $6,161,000 as a long-term financing –related liability in its consolidated balance sheet in accordance with EITF 00-19. The fair value of the financing-related liability is recalculated at each balance sheet date, with the non-cash change in the fair value reported in the consolidated statement of operations as “other income (expense), net.” Upon the earlier of the exercise of the warrants or the expiration of the period for which liquidated damages may be assessed against the Company, the fair value of the financing-related liability will be reclassified to additional paid-in capital.

10. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(8,589)	$(7,720)	$(20,141)	$(14,130)
Other comprehensive loss:
Foreign currency translation	3	—	7	—
Unrealized gain on available for sale securities	(4)	—	(1)	—

Comprehensive loss	$(8,590)	$(7,720)	$(20,135)	$(14,130)

The foreign currency translation amounts relate to our foreign subsidiary. Unrealized gains on available for sale securities relate to our cash equivalents (see Notes 2d and 3).

11. SUBSEQUENT EVENT

The Company has qualified Cobra Biologics Ltd. (Cobra) as a back-up supplier of AA4500 under the Company’s Development and License Agreement, as amended, with BioSpecifics (BTC Agreement) (See Note 7b). On July 27, 2005 the Company entered into an agreement with Cobra for the process development, scale up and manufacture of AA4500 for Phase II/III clinical trials (the “Cobra Agreement”). Accordingly, the Company will now rely on Cobra as its primary supplier of AA4500 for clinical trials. This agreement with Cobra supplements the Research and Development Agreement that the Company entered into with Cobra on February 24, 2005, effective September 15, 2004, to perform certain research and development activities for the Company so that, among other things, the Company could determine whether to qualify Cobra as its back-up supplier under the BTC Agreement.

The Cobra Agreement is divided into five stages with specific objectives, timelines, down payments and total payments that attach to each stage. The Company may terminate the Cobra Agreement at the completion of each stage if the objective or the timeline for such stage is not met. If all five stages are completed, then the Company will pay Cobra a total of $3,315,000, plus the cost of consumables, which the parties estimate will be approximately $502,000. At the time of execution of the Cobra Agreement, Stages 1 and 2 had been commenced by Cobra and the Company had paid Cobra approximately $300,000 as partial payment for services rendered in connection therewith.

In Stages 1-3, Cobra will be responsible for developing a commercially scalable fermentation and purification process which yields a specified productivity of AA4500. In Stage 4, Cobra will be responsible for demonstrating the viability of the processes by manufacturing an engineering run of clinical supply of AA4500 performed under current Good Manufacturing Practices (cGMP) promulgated by the U.S. Food and Drug Administration. In Stage 5, Cobra will be responsible for manufacturing two cGMP reproducibility runs of clinical supply of AA4500 for use in Phase II/III clinical trials.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Special Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this quarterly report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that it believes may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	growth in sales of Testim®, our only marketed product;

•	growth of the overall androgen market;

•	availability and obtaining additional funds through public or private offerings of debt or equity securities;

•	achieving market acceptance of Testim by physicians and patients and compete effectively with other Testosterone Replacement Therapy, or TRT, products;

•	obtaining and maintaining all necessary patents or licenses;

•	purchasing the ingredients and supplies necessary to manufacture Testim at terms acceptable to us;

•	obtaining and maintaining relationships with government and third party payors;

•	the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	meeting applicable regulatory standards, file for and receive required regulatory approvals;

•	complying with the terms of our license and other agreements;

•	manufacturing of Testim and product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	incremental productivity and costs associated with our co-promotion arrangements;

•	changes in industry practice; and

•	one-time events.

These risks are not exhaustive. See “Factors That May Affect Our Future Results” beginning on page 33 for a more detailed discussion of these risks. Other sections of this quarterly report may include additional factors which could adversely impact business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. You should not rely upon forward-looking statements as predictions of future events. The Company cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although it believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.

Overview

We are a specialty pharmaceutical company dedicated to the development and commercialization of pharmaceutical products focused on urology and sexual health. Our goal is to develop and commercialize a portfolio of products that treat diseases and disorders relating to urology and sexual health. We have established our own sales and marketing organization, which includes approximately 120 sales and marketing professionals that cover the U.S. We also have assembled an experienced team responsible for additional product development and regulatory affairs for North America and Europe. We are pursuing product opportunities through collaborations and in-licensing to treat other urologic and sexual health disorders. Testim, our only marketed product, is a testosterone replacement therapy, or TRT, for the treatment of hypogonadism. We launched Testim in the first quarter of 2003 in the U.S. through our own specialty sales force. Our sales force calls on physicians who are prescribers of urologic and sexual health products. In April 2005, we entered into a co-promotion agreement with Oscient Pharmaceuticals Corp., or Oscient, under which Oscient will promote Testim to primary care physicians in the U.S. using its 250-person sales force. Testosterone gels, which include Testim, represented 61% of the total TRT prescriptions dispensed in 2003, 65% of the total TRT prescriptions in 2004 and 67% of TRT prescriptions in the first half of 2005. Total monthly Testim prescription units dispensed, based on data from IMS Health Incorporated, have increased from approximately 1,000 in March 2003 to over 24,600 in June 2005. Testim is manufactured for us by DPT Laboratories under a contract that expires on December 31, 2005. We licensed the underlying technology for Testim from Bentley Pharmaceuticals.

We have never been profitable and have incurred an accumulated deficit of $119.4 million as of June 30, 2005. We expect to incur significant operating losses for the foreseeable future. Commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim, additional development costs for existing and new product opportunities, acquisition costs for new product opportunities and increased general and administration expense to support the infrastructure required to grow and operate as a public company. We will need to generate significant revenues to achieve profitability.

We expect that quarterly and annual operating results of operations will fluctuate for the foreseeable future due to several factors including the overall growth of the androgen market, the timing and extent of research and development efforts, milestone payments, changes in valuation of the financing-related liability and the outcome and extent of clinical trial activities. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Net revenues. Net product revenues were $9.8 million and $6.6 million for the three months ended June 31, 2005 and 2004, respectively. Prescription units dispensed increased from approximately 49,900 in the second quarter of 2004 to approximately 72,500 in the comparable period in 2005. We believe that

Testim prescription growth in the 2005 period over the 2004 period was primarily driven by continued growth in sales effectiveness which resulted in growth in market share and new prescriptions and favorable formulary positions with managed care providers. The increase in net product revenues in the 2005 period over the 2004 period also are a result of price increases with a cumulative impact of 8% offset by increases in wholesaler discounts due to increased distribution costs, product rebates as Testim becomes wider prescribed by managed care providers and increased utilization of coupons that provided new patients with one month supply of free product. Net product revenues in the second quarter of 2005 also include $53,000 of product shipped to Ipsen for ultimate sale in Germany and the United Kingdom for which there is no comparable amount in the first quarter of 2004. Net revenues for Testim product sales are reflected net of cash discounts, rebates and patient coupons. Shipments in the U.S. not recognized as revenue, net of anticipated cash discounts, were $2.6 million and $3.7 million at June 30, 2005 and December 31, 2004, respectively and are reflected in deferred revenue, current portion.

Cost of goods sold. Cost of goods sold were $3.1 million and $2.0 million for the three months ended June 30, 2005 and 2004, respectively. The increase in cost of goods sold for the three months ended June 30, 2005 over the comparable period in 2004 was directly attributable to the increase in Testim prescription revenue in the U.S. and $69,000 of costs associated with product shipped to Ipsen for ultimate sale in Germany and the United Kingdom for which there is no comparable amount in the first quarter of 2004. Cost of goods sold in the 2004 period would have been approximately $0.1 million higher had purchases of a key raw material not been charged-off in 2002. Gross margin on our net product sales was 68.0% in the 2005 period compared to 69.8% in the 2004 period. Gross margin for U.S. product revenue was 68.5% for the 2005 period and would have been 67.8% for the 2004 period had purchases of a key raw material not been charged-off in 2002. The improvement in gross margin in the 2005 period over the 2004 period resulted primarily from the net effect of price increases offset by increases in wholesaler discounts, product rebates and increased utilization of coupons. In 2002, we purchased approximately $0.9 million of this raw material prior to FDA approval of Testim and, based on our policy, charged the purchase price to research and development expense because we would have had no alternative use for the raw material if Testim were not approved. As of December 31, 2004, we did not have any of the raw material with zero book value remaining in inventory.

Research and development expenses. Research and development expenses were $4.3 million and $4.8 million for the three months ended June 30, 2005 and 2004, respectively. The decrease in the three months ended 2005 over the comparable period in 2004 was due primarily to the $2.5 million up-front payment in 2004 for AA4500, our Peyronie’s and Dupuytren’s Diseases product candidate. This decrease was partially offset by additional development expenses in the 2005 period, consisting primarily of manufacturing process development work for AA4500 and Phase IV clinical trials for Testim gel.

Selling, general and administrative expenses. Selling, general and administrative expenses were $11.0 million and $7.5 million for the three months ended June 30, 2005 and 2004, respectively. The increase for the three months ended June 30, 2005 over the comparable period in 2004 was due primarily to selling and marketing expenses increasing by $2.4 million resulting from costs associated with an increase in our sales force compared to the 2004 period and higher marketing costs associated with our co-promote agreement with Oscient. We anticipate significant increases in selling and marketing expenses due to, among other things, the co-promote agreement signed with Oscient. General and administrative expenses increased by $1.1 million associated with moving to our new headquarters, severance accruals related to the termination of our former President and Chief Operating Officer, an increase in recruiting costs, the previously disclosed investigation initiated by the Audit Committee of our Board of Directors into certain transactions and the effectiveness of our internal disclosure controls and procedures, and incremental costs associated with operating as a publicly traded company.

Interest income (expense),net. Interest income (expense), net was $0.2 million and $0 for the three months ended June 30, 2005 and 2004, respectively. Net interest income in the 2005 period relates primarily to interest earned on the invested proceeds from our initial public offering in July of 2004.

Other Income (expense), net. Other income (expense), net was ($0.2) million and $0 for the three months ended June 30, 2005 and 2004, respectively. Other income (expense), net in the 2005 period relates to the portion of placement agent fees and transaction costs associated with the June 30, 2005 private placement which were allocated to the financing-related liability.

Dividends and accretion of redeemable convertible preferred stock. Accretion of redeemable convertible preferred stock was $0 and $0.3 million for the three months ended June 30, 2005 and 2004, respectively. In the 2004 period, we were accreting the carrying value of redeemable convertible preferred stock to its redemption value. There is no corresponding accretion in the 2005 period as all previously outstanding shares of this stock were converted into our common stock in connection with our initial public offering.

Six Months Ended June 30, 2005 and 2004

Net revenues. Net product revenues were $18.6 million and $12.3 million for the six months ended June 30, 2005 and 2004, respectively. Prescription units dispensed increased from approximately 92,900 in the first half of 2004 to approximately 134,700 in the comparable period in 2005. We believe that Testim prescription growth in the 2005 period over the 2004 period was primarily driven by continued growth in sales effectiveness which resulted in growth in market share and new prescriptions and favorable formulary positions with managed care providers. The increase in net product revenues in the 2005 period over the 2004 period also are a result of price increases with a cumulative impact of 10% offset by increases in wholesaler discounts due to increased distribution costs, product rebates as Testim becomes wider prescribed by managed care providers and increased utilization of coupons that provided new patients with a one month supply of free product. Net product revenues in the first half of 2005 also include $364,000 of product shipped to Ipsen for ultimate sale in Germany and the United Kingdom for which there is no comparable amount in the first half of 2004. Net revenues for Testim product sales are reflected net of cash discounts, rebates and patient coupons. Shipments in the U.S. not recognized as revenue, net of anticipated cash discounts, were $2.6 million and $3.7 million at June 30, 2005 and December 31, 2004, respectively and are reflected in deferred revenue, current portion.

Cost of goods sold. Cost of goods sold were $6.0 million and $3.8 million for the six months ended June 30, 2005 and 2004, respectively. The increase in cost of goods sold for the six months ended June 30, 2005 over the comparable period in 2004 was directly attributable to the increase in Testim prescription revenue in the U.S. and $353,000 of costs associated with product shipped to Ipsen for ultimate sale in Germany and the United Kingdom for which there is no comparable amount in the first half of 2004. Cost of goods sold in the 2004 period would have been approximately $0.2 million higher had purchases of a key raw material not been charged-off in 2002. Gross margin on our net product sales was 67.9% in the 2005 period compared to 69.1% in the 2004 period. Gross margin for U.S. product revenue was 69.2% for the 2005 period and would have been 67.1% for the 2004 period had purchases of a key raw material not been charged-off in 2002. The improvement in gross margin in the 2005 period over the 2004 period resulted primarily from the net effect of price increases offset by increases in wholesaler discounts, product rebates and increased utilization of coupons. In 2002, we purchased approximately $0.9 million of this raw material prior to FDA approval of Testim and, based on our policy, charged the purchase price to research and development expense because we would have had no alternative use for the raw material if Testim were not approved. As of December 31, 2004, we did not have any of the raw material with zero book value remaining in inventory.

Research and development expenses. Research and development expenses were $13.3 million and $7.2 million for the six months ended June 30, 2005 and 2004, respectively. The increase in the six months ended June 30 2005 over the comparable period in 2004 was partially due to a $3.0 million milestone payment for AA4500 in 2005, our Peyronie’s and Dupuytren’s Diseases product candidate, compared to a $2.5 million milestone payment in the 2004 period. In addition, the increase in the 2005 period over the 2004 period is a result of $3.0 million of manufacturing development work for AA4500, an increase in development expenses on our testosterone replacement transmucosal film product candidate for the delivery of testosterone (testosterone replacement transmucosal film) and our overactive bladder transmucosal film product candidate, Phase IV Clinical Trials for Testim gel, and the $0.5 million up-front payment for the in-license of eight separate pain products under the transmucosal film technology in February 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were $19.7 million and $15.0 million for the six months ended June 30, 2005 and 2004, respectively. The increase for the six months ended June 30, 2005 over the comparable period in 2004 was due primarily to selling and marketing expenses increasing by $2.7 million resulting from the increase in our sales force compared to the 2004 period and higher marketing costs associated with our co-promote agreement with Oscient. We anticipate significant increases in selling and marketing expenses due to, among other things, the co-promote agreement signed with Oscient. General and administrative expenses increased by $2.0 million associated with the previously disclosed investigation initiated by the Audit Committee of our Board of Directors into certain transactions and the effectiveness of our internal disclosure controls and procedures, severance accruals related to the termination of our former President and Chief Operating Officer, an increase in recruiting costs, costs associated with moving to our new headquarters and incremental costs associated with operating as a publicly traded company.

Interest income (expense),net. Interest income (expense), net was $0.5 and $(0.5) million for the six months ended June 30, 2005 and 2004, respectively. Net interest income in the 2005 period relates primarily to interest earned on the invested proceeds from our initial public offering in July of 2004. The expense in the 2004 period relates primarily to non-cash amortization of deferred debt issuance costs related to a line of credit and to interest paid on the line of credit, which was repaid and terminated in March 2004.

Other Income (expense), net. Other income (expense), net was ($0.2) million and $0 for the six months ended June 30, 2005 and 2004, respectively. Other income (expense), net in the 2005 period relates to the portion of placement agent fees and transaction costs associated with the June 30, 2005 private placement which were allocated to the financing-related liability.

Dividends and accretion of redeemable convertible preferred stock. Accretion of redeemable convertible preferred stock was $0 and $0.5 million for the six months ended June 30, 2005 and 2004, respectively. In the 2004 period, we were accreting the carrying value of redeemable convertible preferred stock to its redemption value. There is no corresponding accretion in the 2005 period as all previously outstanding shares of this stock were converted into our common stock in connection with our initial public offering.

Liquidity and Capital Resources

On June 30, 2005, we completed a private placement in which we issued 8,242,796 shares of common stock and warrants to purchase an aggregate of 2,060,687 shares of common stock with an exercise price of $5.84 per share resulting in gross proceeds to us of $40,400,000. In connection with the private placement, we paid $1,242,000 in private placement fees and incurred approximately $127,000 in other transaction costs. The net proceeds to us were approximately $39,031,000.

Since inception through June 30, 2005, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through June 30, 2005, we received net proceeds of approximately $173.2 million from the IPO, private sales of securities and the exercise of stock options. We had approximately $57.8 million and $32.7 million in cash and cash equivalents as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005 and December 31, 2004, we also had $9.9 million and $14.1 million, respectively, in short-term investments.

We believe that our current financial resources and sources of liquidity will be adequate to fund our anticipated operations until at least the end of 2007. We may, however, need to raise additional funds prior to this time in order to support our obligations under our existing or any new co-promotion agreement or to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, and acquire or in-license approved products or product candidates or technologies for development. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

We have two equipment loans with General Electric Capital Corporation totaling $0.5 million outstanding at June 30, 2005. The equipment facilities bear interest at a weighted-average rate of 9.3% per annum.

Sources and Uses of Cash

Cash used in operations was $18.2 million and $8.8 million for the six months ended June 30, 2005 and 2004, respectively. Cash used in operations in the 2005 period results primarily from operating losses. Cash used in operations in the 2004 period results primarily from operating losses offset by a $5.0 million up-front payment from Ipsen which was recorded as deferred revenue.

Cash provided by investing activities was $3.6 million for the six months ended June 30, 2005 compared to cash used in investing activities of $0.5 million for the six months ended June 30, 2004. Cash provided by investing activities in the 2005 period relates primarily to the redemption of short-term investments to fund operations. Cash used in investing activities for the 2004 period relates primarily to the purchase of manufacturing equipment, office furniture and computer equipment.

Cash provided by financing activities was $39.6 million and $1.9 million for the six months ended June 30, 2005 and 2004, respectively. Cash provided by financing activity in the 2005 period results primarily from the $39.0 million received from the June 30, 2005 private placement and the $0.3 million in cash receipts from stock option exercises. Cash provided by financing activities for the 2004 period is related primarily to the redemption of a restricted bank certificate of deposit to pay off a bank line of credit offset by borrowings under a new line of credit.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of June 30, 2005 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	5+ years
Long-term debt	$545	$452	$93	$—	$—
Operating leases	3,172	280	860	905	1,127
Purchase obligation (1)	190	190	—	—	—

	$3,907	$922	$953	$905	$1,127

(1)	Amount represents a $0.2 million minimum annual manufacturing fee.

The contractual commitments reflected in this table exclude $26.7 million of contingent milestone payments that we may be obligated to pay in the future. We do not expect to pay any of these contingent milestone payments through June 30, 2006. These remaining milestones relate primarily to manufacturing process development, filing of regulatory applications and receipt of regulatory approval. The above table also excludes future royalty payments and wholesaler distribution fees because they are contingent on product sales. In addition, the above table excludes any co-promotional expenses and fees that may be due Oscient because they are contingent upon combined promotional expenditures and future product sales to primary care physicians, respectively.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations, which are based on our consolidated financial statements, have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We are subject to uncertainties that may cause actual results to differ from these estimates, such as changes in the healthcare environment, competition, legislation and regulation. We believe the following accounting policies, which have been discussed with our audit committee, are the most critical because they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	inventory valuation;

•	estimating the value of our equity instruments for use in stock-based compensation calculations; and

•	financing-related liability valuation.

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

Inventory Valuation. We rely on a single source supplier for one of the key ingredients in Testim. As a result, we have purchased a substantial safety stock of this ingredient on which we have limited shelf-life data. We continue to perform stability testing on the ingredient to determine its maximum shelf-life. In addition, our finished goods inventory has a definitive shelf-life. We estimate that the demand for Testim will be such that the raw materials and finished goods on hand will ultimately be used in future production and sold to our customers. As a result, we have not recorded a material valuation allowance for potential excess inventory as of June 30, 2005. We will continually evaluate the demand for Testim and the data from the stability testing to determine whether an allowance for excess inventory is warranted. In addition, at June 30, 2005 we have capitalized as work-in-process inventory $1,091,000 of Testim manufactured by a back-up supplier. We intend to sell this inventory after we receive approval of the manufacturing facility and process from the U.S. Food and Drug Administration, or FDA. Although additional required testing of this inventory remains to be completed, we capitalized this inventory based on favorable preliminary results from analytical testing, past product experience and our belief that it is probable that the inventory will be saleable. If the ultimate testing results prove unfavorable or the FDA does not approve the manufacturing facility or process, we will have to write-off this inventory.

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

Valuation of Financing-Related Liability. On June 30, 2005, we completed a private placement financing in which we issued 8,242,796 shares of common stock and warrants to purchase an aggregate of 2,060,687 shares of common stock resulting in gross proceeds to us of $40,400,000. The warrants have an exercise price per share of $5.84, with a five-year life and are fully vested and exercisable. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own stock,” (“EITF 00-19”) the warrants have been recorded as a long-term liability and valued at fair value on the date of issuance. The fair value of the warrants on the date of issuance was $6,161,000 and was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%; estimated volatility of 80%; risk free interest rate of 3.76% and a contractual life of five years.

In future reporting periods we will be required to recalculate the fair value of this liability, and to the extent any of the variables used in the Black-Scholes model (including the current market price of our common stock at that reporting date) change, the value of this liability will increase or decrease. This non-cash change in the value of the liability will be included in our statement of operations as “other income (expense), net.” It is possible that the value of this liability may fluctuate significantly in the future.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and the reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It establishes, unless impractical, retrospective application as the required method for reporting a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

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

We have incurred significant losses since our inception, including net losses of $20.1 million for the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of $119.4 million. Our only approved product is Testim. We expect to continue to make substantial expenditures related to the marketing and selling of Testim. As we launched Testim in the first quarter of 2003, we cannot be certain how effective our marketing and selling programs will be in the future. We continue to expand and enhance the marketing and selling of Testim. In April 2005, we entered into an agreement with Oscient for the co-promotion of Testim to primary care physicians in the U.S. As a result, marketing and selling expenses are likely to increase substantially in the future. In addition, we expect to continue to incur substantial expenses, including milestone payments, as we:

•	develop our product candidate for Peyronie’s and Dupuytren’s Diseases, testosterone replacement transmucosal film, overactive bladder transmucosal film and pain transmucosal film product candidates and any other product candidates that we license or acquire;

•	seek regulatory approval for our product candidates;

•	commercialize any of our product candidates that receive marketing approval or any approved products that we acquire or in-license; and

•	acquire or in-license new technologies or development stage or approved products.

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

We commenced operations in the fourth quarter of 1999 and have a very limited operating history for you to evaluate our business. Accordingly, you must consider our prospects in light of the risks and difficulties encountered by companies in their early stages. In order to address these risks, we must:

•	increase the sales of Testim, our only product with marketing approval;

•	successfully develop, obtain marketing approval for and have manufactured our current product candidates, including our Peyronie’s and Dupuytren’s Diseases, testosterone replacement transmucosal film, overactive bladder transmucosal film and pain transmucosal film product candidates;

•	successfully identify and develop new product candidates;

•	effectively commercialize any approved product candidates that we develop or any approved products that we acquire;

•	respond to competitive pressures from other businesses, including the launch of any products that compete directly with Testim in the treatment of hypogonadism;

•	identify and negotiate favorable agreements with third parties for the manufacture, distribution and marketing and sales of our approved products; and

•	effectively manage our relationships with vendors and third parties.

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

If we are unable to meet our needs for additional funding in the future, we may be required to limit, scale back or cease our operations.

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

We believe that our existing cash resources and interest on these funds will be sufficient to meet our anticipated operating requirements until at least the end of 2007. Our future funding requirements will depend on many factors, including:

•	Testim market acceptance and sales growth;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	third-party payor reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the degree to which our current co-promotion agreements generate revenue.

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of commercializing any of our other product candidates;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

•	demand and pricing for Testim, including any change in wholesaler purchasing patterns or cost structures for our products or their services;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	prescription levels relating to physician and patient acceptance of, and prescription costs for, Testim or any of our future products;

•	government or private healthcare reimbursement policies;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	introduction of competing products, including generics;

•	any interruption in the manufacturing or distribution of Testim or any of our future products;

•	the degree to which our expenses generated by our co-promotion arrangements exceed revenue we derive from such arrangements;

•	our operating expenses, many of which are relatively fixed;

•	timing and costs associated with any new product or technology acquisitions we may complete;

•	variations in our rates of product returns, allowances and rebates and discounts; and

•	milestone payments.

Forecasting our revenues is further complicated by difficulties in estimating inventory levels at our wholesaler and chain drug store customers, prescription levels, the timing of purchases by wholesalers and retailers to replenish inventory and the occurrence and amount of product returns.

In addition to the foregoing specific factors that may cause fluctuations in our operating results, our operating results also may be affected significantly by the degree to which there is a variation in any of the elements in the Black-Scholes valuation model that we used to calculate the fair value of the warrants to purchase 2,060,687 shares of our common stock that we issued in our June 30, 2005 private placement. Due to the nature of the significant damages that we could incur if we fail to file a registration statement with the Securities and Exchange Commission by August 14, 2005 to register for resale the shares of common stock and the shares of common stock issuable upon exercise of these warrants, or if, subject to certain exceptions, we fail to keep the registration statement effective for up to two years, the warrants must be classified as a derivative instrument and cannot be considered equity. Accordingly, we recorded a liability for the fair value of these warrants equal to $6.2 million at June 30, 2005. This liability is based on the fair value of the warrants at June 30, 2005 using a Black-Scholes valuation model. In future reporting periods we will be required to recalculate the fair value of this liability, and to the extent that any of the variables used in the valuation model (including the price of our common stock) change, the value of the liability will increase or decrease. The change in the value of the liability will be included in our statement of operations under the caption as “other income (expense), net.”

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

The process of developing product candidates involves a high degree of risk and may take several years. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	clinical trials may show our product candidates to be ineffective or not as effective as anticipated or to have harmful side effects or any unforeseen result;

•	product candidates may fail to receive regulatory approvals required to bring the products to market;

•	manufacturing costs, the inability to scale up to produce supplies for clinical trials or other factors may make our product candidates uneconomical; and

•	the proprietary rights of others and their competing products and technologies may prevent our product candidates from being effectively commercialized.

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

In addition, developing product candidates is very expensive and will have a significant impact on our ability to generate profits. Factors affecting our product development expenses include:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	the cost and timing of manufacturing clinical supplies of product candidates;

•	our ability to raise any additional funds that we need to complete our trials;

•	the number and outcome of clinical trials conducted by us and/or our collaborators;

•	the number of products we may have in clinical development;

•	in-licensing or other partnership activities, including the timing and amount of related development funding, license fees or milestone payments; and

•	future levels of our revenue.

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

Prior to commencing clinical trials in the U.S., we must have an effective IND for each of our product candidates. An IND has been filed by BioSpecifics Technologies for our Peyronie’s Disease product candidate. An IND has been filed and is effective for our testosterone replacement transmucosal film product candidate; however, INDs have not been filed for our overactive bladder transmucosal film or pain transmucosal film product candidates. We will not be able to commence clinical trials in the U.S. for these product candidates until we file, and the FDA fails to object to, an IND for each candidate.

Our primary product candidates that are in development are our AA4500 product for the treatment of Peyronie’s and Dupuytren’s Diseases and our testosterone replacement transmucosal film, and completion of clinical trials for each product candidate, before commercialization. If we experience delays in or termination of clinical trials or if the cost or timing of the regulatory approval process in the U.S. increases, our financial results and the commercial prospects for our product candidates will be adversely impacted. In addition, our product development costs would increase and our ability to generate additional revenue from new products could be impaired.

Adverse events or lack of efficacy in our clinical trials may force us to stop development of our product candidates or prevent regulatory approval of our product candidates, which could materially harm our business.

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

We intend to in-license, acquire, develop and market additional products and product candidates so that we are not solely reliant on Testim sales for our revenues. Because we have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products or technologies to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates, products and technologies. To date, we have in-licensed the formulation technology underlying Testim from Bentley, the transmucosal film technology underlying our testosterone replacement transmucosal film, overactive bladder transmucosal film and pain transmucosal film product candidates from PharmaForm and the enzyme underlying AA4500 from BioSpecifics Technologies.

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

Since our inception, we have acquired the underlying technology for Testim and all of our product candidates through in-licensing arrangements. The underlying technology for Testim has been licensed from Bentley. The underlying technology for our testosterone, overactive bladder and pain therapy transmucosal film product candidates has been licensed from PharmaForm. AA4500, our product candidate for Peyronie’s and Dupuytren’s Diseases, has been licensed from BioSpecifics Technologies. One of our strategies for business expansion is the acquisition of additional products and product candidates. We may attempt to acquire these product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. If we undertake an acquisition, the process of integrating any newly acquired business, technology, service or product into our existing operations could be expensive and time consuming and may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials or not reaching its forecasted commercial potential. We may fund any future acquisition by issuing equity or debt securities, which could dilute your ownership percentage or limit our financial or operating flexibility as a result of restrictive covenants related to new debt. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed. If we are unable to acquire and successfully integrate product candidates through in-licensing or the acquisition of businesses, services or products, we may remain reliant solely on Testim sales for revenue. In pursuing our acquisition strategy, we have expended significant management time, consulting costs and legal expenses without consummating a transaction.

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

Other than Testim, all of our other product candidates are in preclinical or clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. BioSpecifics Technologies has filed an IND for our Peyronie’s Disease product candidate. An IND has been filed and is effective for our testosterone replacement transmucosal film product candidate; however, INDs have not been filed for our overactive bladder or pain transmucosal film product candidates. The regulatory approval process typically is extremely expensive, takes many years and the timing or likelihood of any approval cannot be accurately predicted.

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

We are a relatively small company and we rely heavily on third parties to conduct many important functions. As a pharmaceutical company, we are subject to a large body of legal and regulatory requirements. In addition, as a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, or SOA, some of which have either only recently been adopted or are currently proposals subject to change. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our common stock to decline, impede our ability to raise capital or lead to the de-listing of our stock.

We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance and other matters.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the SOA, and rules adopted or proposed by the SEC and by the Nasdaq Stock Market, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. Although we are not required to issue an evaluation of our internal control over financial reporting under Section 404 of SOA until March 2006, at the earliest, preparations for the issuance of this report have already resulted in increased costs to us, which will increase further. If we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with these rules and regulations.

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

The primary competition for Testim is AndroGel®, marketed by Solvay Pharmaceuticals. AndroGel® was launched approximately three years before Testim and, according to IMS, has a much larger share of the testosterone gel market than we do and also accounted for approximately 58% of total testosterone prescriptions for the first half of 2005. Furthermore, Solvay is a much larger company than we are with greater resources and greater ability to promote its product through a larger sales force. Testim also competes with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a buccal tablet. Generally, Testim is more expensive than patches and injectables. AndroDerm® is a transdermal testosterone patch marketed by Watson Pharmaceuticals. AndroDerm® is the leading patch product and accounted for approximately 12% of total testosterone prescriptions for the first half of 2005. Many of our competitors, such as Solvay and Watson, have substantially greater financial, technical and human resources than we have. These resources may be used to more effectively develop, market or acquire products and technologies. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. In addition, our competitors are developing new testosterone treatment therapies.

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

The primary competition for Testim is AndroGel®, marketed by Solvay Pharmaceuticals. We are aware of at least two companies, Watson and Par Pharmaceutical, that have filed abbreviated new drug applications, or ANDAs, with the FDA to be approved as generics of AndroGel®. Solvay has filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. On November 1, 2004, Par Pharmaceutical’s partner, Paddock Laboratories, received tentative approval of its ANDA from the FDA, but cannot market its generic of AndroGel® until the Solvay action is resolved and until final approval is received from the FDA. The final approval of either or both of these

ANDAs or an ANDA for any other generic would result in increased competition for Testim at lower prices.

If third-party payors do not reimburse customers for Testim or any of our product candidates that are approved for marketing, they might not be used or purchased, and our revenues and profits will not grow.

Our revenues and profits depend heavily upon the availability of coverage and reimbursement for the use of Testim, and any of our product candidates that are approved for marketing, from third-party healthcare and state and federal government payors, both in the U.S. and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination the product is:

•	competitively priced;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

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

If incremental sales generated by our co-promotion partnership do not offset our obligations under the agreement, our profitability and results of operations may be negatively affected, which could cause the price of our common stock to decline.

In April 2005, we entered into a co-promotion agreement with Oscient. Under the terms of the agreement, Oscient promotes Testim to primary care physicians in the U.S. using its 250-person sales force, while we continue to promote Testim using our specialty sales force that calls on urologists, endocrinologists and select primary care physicians. We are obligated to share equally with Oscient an agreed upon amount of Testim promotional expenses relating to U.S. primary care physicians. In addition, we are obligated to pay Oscient a specified percentage of the gross profit from Testim sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. The specific percentage is based upon Testim sales levels attributable to primary care physicians and the marketing expenses incurred by Oscient in connection with the promotion of Testim under the agreement. We anticipate that our selling and marketing expenses will increase significantly as a result of our obligations under the agreement. If we are unable to effectively utilize the combined sales forces or if the additional selling efforts do not sufficiently increase Testim sales, our profitability may be negatively affected, which may cause our stock price to decline.

In addition, we may be required to make termination payments under the agreement to Oscient upon the occurrence of certain termination events, such as in the event a generic form of Testim is approved and sold in the U.S. or in the event there is an interruption in supply of Testim. Such payments will adversely affect our results of operations.

Healthcare reform measures could adversely affect our business.

The business and financial condition of pharmaceutical companies is affected by the efforts of governmental and third-party payors to contain or reduce the costs of healthcare. In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the U.S., pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the U.S. to continue. In particular, in December 2003, President Bush signed into law new Medicare prescription drug coverage legislation. The prescription drug program established by this legislation and future amendments or regulatory interpretations of the legislation could have the effect of reducing the prices that we are able to charge for any products we develop and sell through these plans. This prescription drug legislation and related amendments or regulations could also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for Testim or any products we develop or to lower reimbursement amounts that they pay.

Further federal, state and foreign healthcare proposals and reforms are likely. While we cannot predict the legislative or regulatory proposals that will be adopted or what effect those proposals may have on our business, including the future reimbursement status of any of our product candidates, the pendency or approval of such proposals could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

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

We do not manufacture Testim or any of our product candidates and have no current plan to develop any capacity to do so. We have contracted with DPT Laboratories to manufacture Testim through December 31, 2005. We are in the process of qualifying a back-up supplier to manufacture Testim. We have contracted with Cobra Biologics Ltd for the production of our clinical supply of AA4500, our Peyronie’s and Dupuytren’s Diseases product candidate. We plan to contract with one or more third-party manufacturers to manufacture our transmucosal film product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment. DPT Laboratories, Cobra, any back-up supplier for Testim or AA4500, or any other third-party manufacturer may encounter difficulties in production. These problems may include:

•	difficulties with production costs and yields;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

DPT, Cobra, any back-up supplier for Testim or AA4500, or any of our other third-party manufacturers may not perform as agreed or may terminate its agreement with us, which would adversely impact our ability to produce and sell Testim or our ability to produce AA4500 or other product candidates for clinical trials.

Our contract with DPT Laboratories to manufacture Testim expires on December 31, 2005. Although we are in the process of qualifying a back-up supplier to manufacture Testim, we do not have an alternate manufacturer of Testim at this time. We have capitalized as work-in-process inventory $1,091,000 of Testim manufactured by a back-up supplier. We intend to sell this inventory after we receive approval of the manufacturing facility and process from the U.S. Food and Drug Administration, or FDA. Although additional required testing of this inventory remains to be completed, we capitalized this inventory based on favorable preliminary results from analytical testing, past product experience and our belief that it is probable that the inventory will be saleable. If the ultimate testing results prove unfavorable or the FDA does not approve the manufacturing facility or process, we will have to write-off this inventory. If there is an interruption in the supply of Testim, our co-promotion partner for Testim may terminate our co-promotion agreement and in that event, we would be obligated to make a payment to Oscient the amount of which depends on when the supply interruption occurs. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is extremely limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of Testim on acceptable terms, if at all, which would materially impair our business.

Any of these factors could increase our costs and result in us being unable to effectively commercialize or develop our products. Furthermore, if DPT, Cobra, or any other third-party manufacturer fails to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, we may be unable to meet the demand for our products and we may lose potential revenues.

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

Approximately 86% of our product shipments are to only four customers; if any of these customers refuse to distribute Testim on commercially favorable terms, or at all, our business will be adversely affected.

We sell Testim to wholesale drug distributors and chain drug stores who generally sell products to retail pharmacies, hospitals and other institutional customers. We do not promote Testim to these customers, and they do not determine Testim prescription demand. However, approximately 86% of our product shipments during the six month period ended June 30, 2005 were to only four customers:

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

As an organization, we have a limited history in sales, marketing and distribution. To directly market and distribute Testim or any of our product candidates which receive regulatory approval, we must continue to enhance our sales and marketing efforts. For our direct sales efforts, we will need to hire additional salespeople in order to grow and to manage any turnover that occurs in our sales force. For some market opportunities, we may need to enter into co-promotion or other licensing arrangements with pharmaceutical or biotechnology firms in order to increase the commercial success of our products. We may not be able to grow our direct sales, marketing and distribution capabilities or enter into co-promotion or similar licensing arrangements with third parties in a timely manner, or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues may be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

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

Additionally, we have obtained exclusive rights to make and sell products that are used for hormone replacement, to treat any type of urologic disorder or as a pain therapy incorporating PharmaForm’s transmucosal film technology. This agreement continues for the life of the licensed patent rights. Either party may terminate this agreement under certain events of bankruptcy or insolvency by the other party. PharmaForm may unilaterally terminate this agreement if:

•	we fail to make payments under this agreement and this failure continues for a period of 30 days following written notice to us by PharmaForm; or

•	we fail to initiate clinical trials within two years of availability of final formulation in quantities adequate for clinical testing and associated documentation for clinical trials.

If our agreement with PharmaForm is properly terminated by PharmaForm, we may not be able to execute our strategy to develop, manufacture or sell transmucosal film products. To the extent that unpatented PharmaForm trade secrets are necessary for the manufacture of the transmucosal product candidates, our license to such trade secrets would expire with the expiration of the licensed patents in 2020 or later and potentially impair our continued commercialization of our transmucosal product candidates thereafter.

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

We attempt to protect our intellectual property position by filing or obtaining licenses to patent applications and, where appropriate, patent applications in other countries related to our proprietary technology, inventions and improvements that are important to the development of our business. Currently, neither Testim nor our product candidates are covered by composition of matter patents. Our BioSpecifics Technologies product candidate is covered by a method of use patent. Our PharmaForm transmucosal film product candidates are covered by a formulation patent in the U.S. only. This patent expires in 2020. Testosterone, the active ingredient in Testim, is off-patent and is included in competing TRT products. The U.S. patent that we license from Bentley covers the formulation of Testim and expires in June 2008. The European patents that we license from Bentley for Testim expire in 2006. In July 2005, a patent covering Testim issued in Canada, and this patent is included in our license from Bentley. This patent expires in 2023. Bentley has filed a new patent application in the U.S., Europe and Japan which, if issued, could provide additional patent protection for Testim. AA4500 licensed from BioSpecifics Technologies is covered by two method of use patents in the U.S., one for the treatment of Peyronie’s Disease and one for the treatment of Dupuytren’s Disease. The Peyronie’s patent expires in 2019 and the Dupuytren’s patent expires in 2014. Both patents are limited to the use of AA4500 for the treatment of Peyronie’s Disease and Dupuytren’s Disease with certain dose ranges and/or concentration ranges. Currently there is not enough data to establish whether any ultimate approved product for Peyronie’s Disease or Dupuytren’s Disease will be covered by these patents. Foreign patents and pending applications may also cover these products in certain countries depending upon the concentration and dosage ranges of such products. Some countries will not grant patents on patent applications that are filed after the public sale or disclosure of the material claimed in the patent application. The U.S., by contrast, allows a one year grace period after public disclosure in which to file a patent application. Because the European patent application was filed after Testim went on the market in the U.S., our ability to obtain additional patent protection outside of the U.S. may be limited.

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

Technology in-licensed by us is important to our business. We may not control the patent prosecution, maintenance or enforcement of our in-licensed technology. Accordingly, we may be unable to exercise the same degree of control over this intellectual property as we would over our internally developed intellectual property. For example, in-licensed patents for which our rights are limited to a particular field of use could be or become licensed in other fields to other licensees and, therefore, become subject to enforcement by such other licensees without our participation. Consequently, such licensed patents could be held invalid or unenforceable or could have claims construed in a manner adverse to our interests in litigation, which we would not control or to which we would not be a party. If any of the intellectual property rights of our licensors is found to be invalid, this could have a material adverse impact on our operations.

We control the filing, prosecution and maintenance of BioSpecifics’ patents relating to products licensed our development and license agreement with Biospecifics. Pursuant to the terms of the agreement, we must pay a specified percentage of the fees and expenses incurred by us in connection with filing, prosecution and maintenance of BioSpecific patents and shall receive a credit against future royalties payable to BioSpecifics under the Agreement equal to a specified percentage of such fees and expenses. Additionally, BioSpecifics shall reimburse us for 100% of fees and expenses in connection with filings, prosecution and/or maintenance of patents pertaining to pharmaceutical applications containing BioSpecifics’ enzyme for which we declines to exercise its option under the Agreement to pursue and which BTC pursues.

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

We are dependent on the members of our management team, in particular, our Chief Executive Officer, Gerri Henwood, for our business success. In addition, an important element of our strategy is to leverage the development, regulatory and commercialization expertise of our current management, including Ms. Henwood, in our development activities. We currently carry a $1.0 million key-man life insurance policy on the life of Ms. Henwood. Our employment agreements with our executive officers are terminable on short notice or no notice. The loss of any one of our executive officers may result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of Testim or our product candidates. Since October 2004, four members of our senior management have left our employ. If we are unable to attract and retain qualified and talented senior management personnel, our business may suffer.

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

Changes in the expensing of stock-based compensation will result in unfavorable accounting charges and may require us to change our compensation practices. Any change in our compensation practices may adversely affect our ability to attract and retain qualified scientific, technical and business personnel.

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

As of June 30, 2005 we had 167 employees. In order to continue to expand Testim’s sales and commercialize our other product candidates, we currently anticipate that we will need to add in the range of 10% to 15% additional managerial, selling, operational, financial and other employees to our existing departments over each of the next two years. Expansion may place, a significant strain on our management, operational and financial resources. Moreover, higher than expected market growth of Testim, the acquisition or in-licensing of additional products, as well as the development and commercialization of our other product candidates or marketing arrangements with third parties, could accelerate our hiring needs beyond our current expectations. To manage further growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls, and hire, train and manage additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our direct sales force consists of relatively newly hired employees. Turnover in our direct sales force or marketing team could adversely affect Testim and future product sales growth.

Risks Related to Stock Market Price

Our stock price is likely to be volatile, and the market price of our common stock may drop below the current price.

Prior to our initial public offering in July 2004, there was no public market for our common stock. Since our initial public offering, our stock price has, at times, been volatile.

Market prices for securities of pharmaceutical, biotechnology and specialty pharmaceutical companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	Testim market acceptance and sales growth;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	developments concerning therapies that compete with Testim in the treatment of hypogonadism;

•	our ability to manufacture any products to commercial standards;

•	results of our clinical trials;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the U.S. and foreign countries;

•	developments or disputes concerning our patents or other proprietary rights;

•	public concern over our drugs;

•	litigation involving our company or our general industry or both;

•	future sales of our common stock;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	departure of key personnel;

•	the degree to which our co-promotion arrangements generate revenue;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	announcements of material events by those companies that are our competitors or perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.

If any of these risks occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

If we do not comply with registration rights, we may be required to pay substantial penalties to certain holders of our restricted securities.

On June 28, 2005, we entered into securities purchase agreements with certain qualified purchasers to sell an aggregate of 8,242,796 shares of common stock and warrants to purchase an aggregate of 2,060,687 shares of common stock with an exercise price of $5.84 per share in a private placement transaction. We completed the sale on June 30, 2005. Under the terms of the securities purchase agreements, we agreed to use our reasonable best efforts to file a registration statement with the SEC by August 14, 2005 to register for resale the shares of common stock and the shares of common stock issuable upon the exercise of the warrants sold in the private placement. The registration statement is required under the securities purchase agreements to become effective within 30 days following the date on which the registration statement is filed with the SEC if the registration statement receives no SEC review or 60 days after the date on which the registration statement is filed with the SEC if the registration statement receives SEC review.

If the registration statement is not filed with the SEC or is not declared effective by the applicable required date, then we have agreed to pay each purchaser as liquidated damages an amount equal to 0.0333% of the purchase price paid by such purchaser for the securities in the private placement for each day until the registration statement is either filed with the SEC or declared effective, as the case may be. In addition, we agreed to use our reasonable best efforts to keep the registration statement effective until the earlier of two years after the effective date of the registration statement, the date on which the shares of common stock and the shares of common stock issuable upon exercise of the warrants become eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or any other rule of similar effect, or such time as all such shares have been sold by the purchasers. If, after the registration statement is declared effective, we suspend the use of the registration statement by the purchasers for the resale of the shares, we have agreed to pay each purchaser as liquidated damages an amount equal to 0.0333% of the purchase price paid by each such purchaser for the securities in the private placement for each day that the use of the registration statement is suspended in excess of 45 consecutive days or 60 days in the aggregate in any 12-month period.

The volatility of our stock price will affect the elements of the Black-Scholes valuation model that we used to calculate the fair value of the warrants to purchase 2,060,687 shares of our common stock that we issued in our June 30, 2005 private placement, which could cause our operating results to vary significantly.

The securities purchase agreements pursuant to which we consummated our June 30, 2005 private placement require us, among other things, to file a registration statement by August 14, 2005 with the Securities and Exchange Commission to register for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants we issued in the private placement, and, subject to certain exceptions, to keep the registration statement effective for up to two years. If we fail to obtain and maintain the effectiveness of the registration statement, we could incur significant damages. As a result, the warrants to purchase 2,060,687 shares of our common stock that we issued in the private placement must be classified as a derivative instrument and cannot be considered equity. Accordingly, we recorded a liability for the fair value of these warrants equal to $6.2 million at June 30, 2005. This liability is based on the fair value of the warrants at June 30, 2005 using a Black-Scholes valuation model. In future reporting periods we will be required to recalculate the fair value of this liability, and to the extent that any of the variables used in the valuation model (including the price of our common stock) change, the value of the liability will increase or decrease. The change in the value of the liability will be included in our statement of operations as “other income (expense), net.” The value of the liability may fluctuate significantly.

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

As of August 8, 2005, we have 29,151,935 shares of common stock outstanding, of which 23,321,537 shares, or 80.0%, are restricted securities under Rule 144 of the General Rules and Regulations under the Securities Act of 1933 or by the provisions of grants under our 2004 Equity Compensation Plan. On August 8, 2005, 8,756,943 shares of common stock were freely tradable under Rule 144(k) and 6,215,247 shares of common stock were eligible for resale under Rule 144, subject to volume limitations.

In addition, holders of 22,301,278 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, holders of outstanding warrants representing the right to purchase approximately 3,793,363 shares of our common stock have these same rights with respect to the underlying common stock upon exercise of these warrants. Furthermore, all shares of common stock that we may issue under our 2004 Equity Compensation Plan and our 2004 Employee Stock Purchase Plan can be freely sold in the public market upon issuance, subject to lock-up agreements.

Possible dilutive effect of outstanding options and warrants.

As of June 30, 2005, stock options to purchase 2,135,323 shares of common stock and warrants to purchase 3,793,363 shares of common stock were outstanding. In addition, as of June 30, 2005 a total of 405,039 stock options are available for grant under our 2004 Equity Compensation Plan. A total of 594,079 of the outstanding options and warrants are “in the money” and exercisable as of June 30, 2005. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

Our executive officers, directors and major stockholders have the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and certain of our stockholders who beneficially own more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially own shares representing approximately 62% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We do not use derivative financial instruments or derivative commodity instruments for trading purposes. Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.

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

Our investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. All our cash, cash equivalents and short-term investments at June 30, 2005, amounting to approximately $67.6 million, were maintained in bank demand accounts, money market accounts, U.S. government backed securities and ARS. We do not hedge our interest rate risks as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

As part of the June 30, 2005 private placement, the Company recorded a liability for the fair value of the 2,060,687 warrants to purchase common stock equal to approximately $6,161,000, which was calculated using a Black-Scholes valuation model. In future reporting periods the Company will be required to recalculate the fair value of this liability, and to the extent the liability increases or decreases, the Company will recognize income or expense equal to the amount of the change. It is possible that the value of the liability may fluctuate significantly in the future.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures during the period covered by this Report and as of the end of the period covered by this Report. Disclosure controls and procedures are controls and procedures designed to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Based on their evaluation, and in particular the report of our General Counsel of the results of the report of the internal investigation conducted by the Audit and Compliance Committee of our Board of Directors (the “Audit Committee”) described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures during the period covered by this Report had, at times, been ineffective and there had, at times, been material weaknesses in internal control over financial reporting as a result of non-compliance by certain employees, as described below, but that such disclosure controls and procedures were effective as of the end of the period covered by the Report. In addition, we believe that by taking the actions described below, we have remediated those material weaknesses in our internal control over financial reporting that were the result of the non-compliance by certain employees that we had identified.

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

Because our disclosure policies were not followed, our ability to report the Prosit Loan on a timely basis was jeopardized.

•	During February of 2005, our Chief Executive Officer and Interim President executed an amended and restated employment agreement that would have amended the terms of employment of one of our executive officers without receiving the formal approval of our Board of Directors. The amended and restated employment agreement was not signed by the executive officer, and the executive officer has acknowledged that the amended and restated employment agreement is not enforceable against us.

The Audit Committee discussed the results of the internal investigation with our independent registered public accounting firm. Because of certain failures, including those enumerated above, this firm determined, in connection with its audit of the Company’s consolidated financial statements as of December 31, 2004 and for the year then ended, that material weaknesses in internal control over financial reporting existed.

We have taken the following actions to improve our disclosure controls and procedures and internal controls over financial reporting:

•	On April 14, 2005, Gerri Henwood, our Chairman and Chief Executive Officer and Interim President, resigned her position as Chairman. Ms. Henwood continues to serves as our Chief Executive Officer and Interim President and as a member of our Board of Directors.

•	On April 14, 2005, one of our independent directors and our Vice Chairman and member of our Audit Committee, Rolf A. Classon, was appointed to the position of Chairman of our Board of Directors. As such, Mr. Classon no longer serves as our Vice Chairman. In his position as Chairman, Mr. Classon provides enhanced oversight of the:

•	implementation and operation of our disclosure controls and procedures; and

•	management of our operational affairs including, but not limited to, sales and marketing, research and development, government regulation, manufacturing and employee matters, and monitor and review the implementation of policies and procedures established by the Board within such areas.

•	As Chairman, Mr. Classon:

•	presides over any meeting of our Board of Directors that Mr. Classon attends, and when so acting has all the powers of and be subject to all the restrictions upon our Chairman;

•	provides ongoing advice and counsel to our Chief Executive Officer and otherwise assist our Chief Executive Officer in the conduct of the responsibilities of our Chief Executive Officer;

•	provides active oversight of our management and operational affairs, including, but not limited to, sales and marketing, research and development, government regulation, manufacturing and employee matters, and monitor and review the implementation of policies and procedures established by the Board within such areas;

•	provides our Board of Directors with periodic updates of oversight activities;

•	sets the agenda for each meeting of our Board of Directors and organizes preparation of each such meeting;

•	presides over any meeting of outside directors that may be held after meetings of our Board of Directors that is attended by Mr. Classon, the purpose of which may be to review the effectiveness of management, collect feedback to management and relay any such feedback to management; and

•	will have such other duties, responsibilities and authority as may be prescribed, from time to time, by resolution of the Board of Directors.

•	We have appointed our General Counsel as the chairman of our Disclosure Committee so that our internal disclosure procedures are overseen by management personnel that are familiar with the disclosure standards that are applicable to us.

•	We have substantially reduced our business relationship with Prosit LLC.

•	We instituted a specific related-party transaction approval process that requires our General Counsel to approve and countersign any purchase order with a related party. We have designated an employee to monitor all known related-parties on a quarterly basis to determine if new related-party transactions have been initiated. In addition, we have assigned a member of our accounting department having knowledge of the relevant disclosure standards the responsibility for canvassing our directors, significant stockholders and relevant members of management on a regular basis in order to ensure that any new related-party transactions are identified, reviewed, and reported where appropriate and monitoring transactions on an ongoing basis to identify any related-party transactions. This individual provides a quarterly report of the related-party review and any related-party activity to the Audit Committee.

•	We have begun a management training program focused on educating our management personnel on the types of issues that require disclosure under the rules and regulations of the SEC. The program is designed to promote effective communication with our General Counsel when our officers consider amending or modifying any of our material agreements and regarding disclosure issues generally.

We believe that the efforts described above have addressed the deficiencies that affected our internal disclosure controls at times during the period covered by this Report and during prior periods. Accordingly, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report, and the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report were effective. In addition, we believe that the efforts described above have remediated those material weaknesses in our internal control over financial reporting that were the result of the non-compliance by certain employees that we had identified. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls

To remediate the material weaknesses in our internal control over financial reporting described in “Item 4. Controls and Procedures” above, we implemented the changes described therein. Specifically, we have appointed our General Counsel as the Chairman of our Disclosure Committee. In addition, we have substantially reduced our business relationship with Prosit LLC. We also have instituted a specific related-party transaction approval process that requires our General Counsel to approve and countersign any purchase order with a related party. We have designated an employee to monitor all known related parties and to canvass our directors, significant stockholders and relevant members of management to ensure that any new related-party transactions are identified, reviewed and reported. This employee provides a quarterly report of the related-party review and any related-party activity to the Audit Committee. We began a management training program focused on educating our management personnel on the types of issues that require disclosure under the rules and regulations of the SEC.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

None.

Item 2:	Sales of Equity Securities and Use of Proceeds

Unregistered Securities

On June 28, 2005, we entered into Securities Purchase Agreements (collectively, the “Securities Purchase Agreements”), with institutional and other accredited investors (the “Purchasers”) to sell an aggregate of 8,242,796 shares of our common stock (the “Shares”) and warrants to purchase an aggregate of 2,060,687 shares of our common stock (the “Warrants”) with an exercise price of $5.84 per share (the “Private Placement”) resulting in gross proceeds to us of approximately $40,400,000. The closing of the Private Placement occurred on June 30, 2005. In connection with the Private Placement, we paid $1,242,000 in placement agent fees and incurred approximately $127,000 in other transaction costs. The net proceeds to us were approximately $39,031,000.

The Warrants were issued at the closing of the Private Placement pursuant to a Warrant Agreement dated June 29, 2005 between us and Stock Trans, Inc., as Warrant Agent. The Warrants are exercisable until June 29, 2010 (the “Expiration Date”) at an exercise price of $5.84 per share. In addition, the Warrants are fully vested and exercisable on a cashless basis until and including the Expiration Date.

The Purchasers include certain of our directors, certain of our stockholders that, together with their affiliated entities, owned more than five percent of our outstanding capital stock immediately prior to the closing of the Private Placement (the “Principal Stockholders”), and affiliates of the Principal Stockholders. The Audit and Compliance Committee of our Board of Directors approved the participation of such Purchasers in the Private Placement, which participation was on the same terms and conditions as the other Purchasers. The number of Shares and Warrants sold to such Purchasers, as well as the relationship of such Purchasers to each other and, if applicable, to members of our Board of Directors is described below.

•	Winston J. Churchill, a member of our Board of Directors and Chairman of the Compensation Committee of our Board of Directors purchased 67,330 Shares and 16,832 Warrants. The Churchill Foundation, a family foundation controlled by Mr. Churchill, purchased 20,403 Shares and 5,100 Warrants. Two trusts under deed by Winston J. Churchill for the benefit of John Justin Churchill, Mr. Churchill’s son, purchased 30,604 and 85,692 Shares, respectively, and 7,651 and 21,423 Warrants, respectively. SCP Private Equity Partners II, L.P., an investment fund of which Mr. Churchill is a managing partner, purchased 661,056 Shares and 165,264 Warrants. CIP Capital, L.P., an investment partnership of which Mr. Churchill is a founder and control person, purchased 285,641 Shares and 71,410 Warrants. Thomas G. Rebar and Kristine A Rebar, Wayne B. Weisman, and James E. Brown and Lynne L. Brown, purchased 20,403, 51,007 and 2,040 Shares, respectively, and 5,100, 12,751 and 510 Warrants, respectively. Each of Messrs. Rebar, Weisman and Brown, as well as Mr. Churchill, are members of SCP Private Equity II, LLC, a limited liability company to which SCP Private Equity Partners II, L.P. has contractually delegated all of the authority to manage and control its business and affairs.

•	DLJ Capital Corporation (“DLJCC”) purchased 2,512 Shares and 628 Warrants. Sprout Entrepreneurs Fund, L.P. purchased 4,724 Shares and 1,181 Warrants. Sprout Capital IX, L.P. purchased 1,198,579 Shares and 299,644 Warrants. Philippe O. Chambon, M.D., Ph.D., a member of our Board of Directors and the Compensation Committee of our Board of Directors and the Chairman of the Nominating and Corporate Governance Committee of our Board of Directors, is a Managing Director of New Leaf Venture Partners, L.L.C (“New Leaf”). New Leaf is a sub-advisor to DLJCC, which is the managing general partner of Sprout IX, L.P. and the general partner of Sprout Entrepreneure’s Fund, L.P., and as such assists DLJCC in the performance of DLJCC’s investment advisory services. Dr. James Niedel, a managing Director of New Leaf, purchased 18,363 Shares and 4,590 Warrants.

•	Perseus-Soros BioPharmaceutical Fund LP purchased 612,089 Shares and 153,022 Warrants. Dennis J. Purcell, a member of our Board of Directors and the Nominating and Corporate Governance Committee of our Board of Directors, is a Senior Managing Director of Perseus-Soros Management, LLC, which may be deemed to be an affiliate of Perseus-Soros BioPharmaceutical Fund, LP.

•	Caduceus Private Investments II, L.P., Caduceus Private Investments II (QP), L.P. and UBS Juniper Crossover Fund, L.L.C., which are affiliated entities, purchased 326,693, 122,442 and 40,536 Shares, respectively, and 81,673, 30,610 and 10,134 Warrants, respectively.

The Shares and the Warrants were offered and sold to institutional and other accredited investors without registration under the Securities Act or any state securities laws. We relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

Use of Proceeds

On July 28, 2004, we sold 5,500,000 shares of our common stock in our initial public offering at a price of $7.50 per share pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-114685), which was declared effective by the Securities and Exchange Commission on July 23, 2004. After deducting expenses of the offering, we received net offering proceeds of approximately $36.5 million. During the period from the offering through June 30, 2005, we have used the net proceeds from our initial public offering as follows:

•	approximately $13.7 million to fund further commercialization of Testim, including Phase IV clinical studies;

•	approximately $9.1 million for milestone obligations and other costs associated with the development of AA4500 for Peyronie’s Disease; and

•	approximately $3.7 million to fund development of a testosterone replacement transmucosal film and overactive bladder transmucosal film.

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

Our 2005 Annual Meeting of Stockholders was held on June 8, 2005 at The Desmond Hotel, One Liberty Boulevard, Malvern, Pennsylvania, pursuant to the Notice sent on or about April 28, 2005 to all stockholders of record at the close of business on April 14, 2005. The tables below present the voting results of the matters voted upon by our stockholders at the meeting:

Proposal 1: Election of Directors

Name of Nominee	For	Withheld
Rolf A. Classon	12,687,216	124,908
Edwin A. Bescherer, Jr.	12,798,224	13,900
Philippe O. Chambon, M.D., Ph.D.	12,687,249	124,875
Winston J. Churchill	12,687,916	124,708
Gerri A. Henwood	12,772,387	39,737
Dennis J. Purcell	12,798,824	13,300
Michael Wall	12,798,224	13,900

At that meeting, each of the above nominees were elected as to our Board of Directors for terms expiring in the year 2006 and received the votes set forth after their names above.

Proposal II—Ratification of the Selection of KPMG LLP as our Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2005:

For	Against	Abstain
12,809,624	800	1,700

At that meeting, our stockholders ratified the selection of KPMG LLP as our independent registered pubic accounting firm.

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit No.	Description of Exhibit

10.1*	Research and Development Agreement, dated February 24, 2005, between the Registrant and Cobra Biologics Ltd.

10.2*	Process Development and cGMP Manufacture of Phase III CTM, dated June 27, 2005, between the Registrant and Cobra Biologics Ltd.

10.3	Form of Securities Purchase Agreements, dated June 28, 2005, between the Registrant and each purchaser (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on July 1, 2005, File No. 000-50855, and incorporated by reference herein).

10.4*	Amendment No. 1 to the Development and License Agreement, dated May 10, 2005, between the Registrant and BioSpecifics Technologies Corp.

10.5	Separation Agreement and General Release, dated June 2, 2005, between the Registrant and Robert S. Whitehead (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on June 3, 2005, File No. 000-50855, and incorporated by reference herein).

10.6*	Co-Promotion Agreement, dated April 11, 2005, between the Registrant and Oscient Pharmaceuticals Corp. (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, File No. 000-50855, and incorporated by reference herein).

10.7	Amended and Restated Employment Agreement, dated May 20, 2005, between the Registrant and Cornelius H. Lansing II (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on May 26, 2005, File No. 000-50855, and incorporated by reference herein).

10.8	Employment Agreement, dated May 18, 2005, between the Registrant and James E. Fickenscher (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

/s/ Gerri A. Henwood
Gerri A. Henwood
Chief Executive Officer and Interim President
(Principal Executive Officer)

Date: August 12, 2005

AUXILIUM PHARMACEUTICALS, INC.

/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 12, 2005

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Research and Development Agreement, dated February 24, 2005, between the Registrant and Cobra Biologics Ltd.

10.2*	Process Development and cGMP Manufacture of Phase III CTM, dated June 27, 2005, between the Registrant and Cobra Biologics Ltd.

10.3	Form of Securities Purchase Agreements, dated June 28, 2005, between the Registrant and each purchaser (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on July 1, 2005, File No. 000-50855, and incorporated by reference herein).

10.4*	Amendment No. 1 to the Development and License Agreement, dated May 10, 2005, between the Registrant and BioSpecifics Technologies Corp.

10.5	Separation Agreement and General Release, dated June 2, 2005, between the Registrant and Robert S. Whitehead (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on June 3, 2005, File No. 000-50855, and incorporated by reference herein).

10.6*	Co-Promotion Agreement, dated April 11, 2005, between the Registrant and Oscient Pharmaceuticals Corp. (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, File No. 000-50855, and incorporated by reference herein).

10.7	Amended and Restated Employment Agreement, dated May 20, 2005, between the Registrant and Cornelius H. Lansing II (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on May 26, 2005, File No. 000-50855, and incorporated by reference herein).

10.8	Employment Agreement, dated May 18, 2005, between the Registrant and James E. Fickenscher (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.