Form 10-Q
period 2005-09-30
AUXILIUM PHARMACEUTICALS INC
filed 2005-11-14
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of November 14, 2005, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 29,180,160.

AUXILIUM PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$36,733	$32,707
Short-term investments	27,900	14,100
Accounts receivable, trade, net	4,808	4,586
Accounts receivable, other	482	400
Inventories	4,774	4,014
Prepaid expenses and other current assets	1,880	2,194

Total current assets	76,577	58,001
Property and equipment, net	3,608	2,554
Other assets	743	485

Total assets	$80,928	$61,040

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$357	$427
Accounts payable	3,685	2,868
Accrued expenses	11,424	8,644
Deferred revenue, current portion	4,712	4,034
Deferred rent, current portion	134	—

Total current liabilities	20,312	15,973

Notes payable, long-term portion	79	323

Deferred revenue, long-term portion	9,795	8,500

Deferred rent, long-term portion	862	—

Financing-related liability	6,409	—

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued and outstanding 29,178,660 and 20,648,988 shares at September 30, 2005 and December 31, 2004, respectively	292	206
Additional paid-in capital	170,037	135,856
Accumulated deficit	(126,466)	(99,257)
Deferred compensation	(476)	(565)
Notes receivable from stockholders	(18)	(17)
Accumulated other comprehensive income	102	21

Total stockholders’ equity	43,471	36,244

Total liabilities and stockholders’ equity	$80,928	$61,040

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$11,230	$7,157	$29,866	$19,410

Operating expenses:
Cost of goods sold	3,279	1,979	9,256	5,764
Research and development	4,524	4,899	17,851	12,083
Selling, general and administrative	10,714	7,831	30,427	22,783

Total operating expenses	18,517	14,709	57,534	40,630

Loss from operations	(7,287)	(7,552)	(27,668)	(21,220)
Interest income	480	115	970	194
Interest expense	(13)	(34)	(47)	(575)
Other income (expense), net	(248)	—	(464)	—

Net loss	(7,068)	(7,471)	(27,209)	(21,601)
Accretion of redeemable convertible preferred stock	—	(57)	—	(395)
Deemed dividends to warrant holders	—	—	—	(173)

Net loss applicable to common stockholders	$(7,068)	$(7,528)	$(27,209)	$(22,169)

Basic and diluted net loss per common share	$(0.24)	$(0.51)	$(1.16)	$(3.95)

Weighted average common shares outstanding	29,066,266	14,856,088	23,492,339	5,609,911

See accompanying notes to consolidated financial statements.

AU XILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(27,209)	$(21,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	819	1,010
Stock-based compensation	317	128
Interest income accrued on notes receivable from stockholders	(1)	(2)
Unrealized gain on available for sale cash equivalents	72	30
Change in fair value of financing-related liability	248	—
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(304)	(2,809)
Inventories	(760)	573
Prepaid expenses and other current assets	(98)	(199)
Accounts payable and accrued expenses	3,618	1,675
Deferred revenue	1,973	8,222
Deferred rent	224	—

Net cash used in operating activities	(21,101)	(12,973)

Cash flows from investing activities:
Purchases of property and equipment	(946)	(688)
Purchases of short-term investments	(36,075)	—
Redemptions of short-term investments	22,275	—

Net cash provided by (used in) investing activities	(14,746)	(688)

Cash flows from financing activities:
Proceeds from initial public offering, net of transaction costs	—	36,528
Proceeds from shares issued in private placement, net of transaction costs	33,045	—
Proceeds from financing-related liability	6,161	—
Net repayments under lines of credit, net of transaction costs	—	(9,548)
Movement in restricted cash to secure borrowings	—	9,500
Proceeds from Series B warrants exercised	—	100
Payments on debt financings	(316)	(625)
Employee Stock Purchase Plan purchases	271	—
Proceeds from exercise of common stock options	723	72
Collection of notes receivable from stockholders	—	92

Net cash provided by financing activities	39,884	36,119

Effect of exchange rate changes on cash	(11)	(3)

Increase (decrease) in cash and cash equivalents	4,026	22,455
Cash and cash equivalents, beginning of period	32,707	28,446

Cash and cash equivalents, end of period	$36,733	$50,901

Supplemental cash flow information:
Cash paid for interest	$45	$192

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2005

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Deferred compensation	Notes receivable from stockholders	Accumulated other comprehensive income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2005	20,648,988	$206	$135,856	$(99,257)	$(565)	$(17)	$21	$36,244
Private placement, net of transaction costs	8,242,796	83	32,962	—	—	—	—	33,045
Exercise of common stock options	206,462	2	721	—	—	—	—	723
Employee Stock Purchase Plan purchases	66,530	1	270	—	—	—	—	271
Issuance of restricted stock	25,000	—	120	—	(120)	—	—	—
Cancellation of restricted stock	(11,116)	—	(83)	—	83	—	—	—
Amortization of deferred compensation	—	—	—	—	126	—	—	126
Compensation on stock option grants to nonemployees for services provided	—	—	84	—	—	—	—	84
Compensation on stock option grants to employees	—	—	107	—	—	—	—	107
Interest income accrued on notes receivable	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	9	9
Unrealized gain on available for sale securities	—	—	—	—	—	—	72	72
Net loss	—	—	—	(27,209)	—	—	—	(27,209)

Balance, September 30, 2005	29,178,660	$292	$170,037	$(126,466)	$(476)	$(18)	$102	$43,471

See accompanying notes to consolidated financial statements.

A UXILIUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

(a) The Company

Auxilium Pharmaceuticals, Inc. along with its subsidiaries (the Company) is a specialty pharmaceutical company currently dedicated to the development and commercialization of pharmaceutical products for urologic and sexual health. The Company has one marketed product, Testim®, a proprietary, topical 1% testosterone gel indicated for the treatment of hypogonadism. The Company launched Testim in the first quarter of 2003. The Company markets Testim in the United States through its own sales force and through a co-promotion agreement with Oscient Pharmaceuticals Corp. (Oscient) signed in April 2005 (see Note7d). Testim was launched by Auxilium’s licensee, Ipsen Farmaceutica, B.V. (Ipsen), in Germany in January 2005 and in the United Kingdom in April 2005.

In the fourth quarter of 2002, the Company received approval from the U.S. Food and Drug Administration (FDA) to market Testim. Testim is approved for marketing in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Luxembourg, The Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom. The Company has also received scientific approval for Testim in Italy and anticipates that marketing approval in this country will be given once local administrative procedures have been completed. In 2004, the Company filed for regulatory approval to market Testim in Canada, and the Company is in the process of responding to questions raised by the Canadian authorities as part of the approval process. Upon receipt of regulatory approvals, the Company will rely on Ipsen and other third parties to market, sell and distribute Testim outside of the United States.

(b) Liquidity

On June 30, 2005, the Company completed a private placement in which the Company issued 8,242,796 shares of common stock and warrants to purchase an aggregate of 2,060,687 shares of common stock with an exercise price of $5.84 per share resulting in gross proceeds to the Company of approximately $40,400,000. In connection with the private placement, the Company paid $1,242,000 in placement agent fees and incurred approximately $168,000 in other transaction costs. The net proceeds to the Company were approximately $38,990,000.

The Company commenced operations in the fourth quarter of 1999. Since inception, it has incurred losses and negative cash flows from operations. The Company has been dependent upon external financing, including primarily private and public sales of securities, to fund operations. As of September 30, 2005, the Company had an accumulated deficit of approximately $126,466,000, and expects to incur additional operating losses.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at September 30, 2005 and for the periods ended September 30, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the SEC.

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

(c) Revenue Recognition

The Company sells Testim to wholesalers and chain drug stores, who have the right to return purchased product. In accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, the Company defers recognition of revenue on product shipments of Testim to its customers until Testim units are dispensed through patient prescriptions. Under SFAS No. 48, the Company cannot recognize revenue on product shipments until it can reasonably estimate returns relating to these shipments. The Company estimates prescription units dispensed based on distribution channel data provided by external, independent sources. Testim dispensed to patients through prescription is not subject to return. The gross revenue of product shipments in the U.S. was $14,669,000 and $8,910,000 for the three months ended September 30, 2005 and 2004, respectively, and $36,041,000 and $22,088,000 for the nine months ended September 30, 2005 and 2004, respectively. Gross revenue for prescription units dispensed was $12,939,000 and $8,058,000 for the three months ended September 30, 2005 and 2004, respectively, and $34,612,000 and $21,776,000 for the nine months ended September 30, 2005 and 2004, respectively, while product revenue net of cash discounts, rebates and patient coupons was $10,859,000 and $7,157,000 for the three months ended September 30, 2005 and 2004, respectively, and $29,495,000 and $19,410,000 for the nine months ended September 30, 2005 and 2004, respectively. Product shipments in the U.S. not recognized as revenue, net of anticipated cash discounts, were $4,178,000 and $3,723,000 at September 30, 2005 and December 31, 2004, respectively, and are reflected in deferred revenue, current portion. The cost of Testim units shipped to customers that has not been recognized as revenue in accordance with the Company’s policy is reflected as inventory subject to return (see Note 4). The Company will continue to recognize revenue upon prescription units dispensed until it can reasonably estimate product returns based on its product returns experience. At that time, the Company will record a one-time increase in net revenue related to the recognition of revenue previously deferred.

For revenues associated with licensing agreements, the Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. The Company entered into two license and distribution agreements to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan (see Note 8). Under these agreements, the distributor and the licensee are each required to purchase Testim from the Company and make up-front, milestone and royalty payments. Under these agreements, the distributor and the licensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Only milestone payments for product supply price reductions are refundable if the Company subsequently increases the supply price; otherwise, no up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to the Company’s nonperformance. The Company is obligated under the agreements to provide multiple deliverables; the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21 the deliverables under each of these agreements are treated as single units of accounting as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. The Company has deferred revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under each agreement.

The Company previously stated that non-refundable up-front and milestone revenue will be recognized as revenue as a percentage of Testim units shipped in the period over total Testim units expected to be shipped over the distribution term. However, the Company now believes that this accounting method is impractical to implement due to the uncertainty that would be created in estimating potential future sales in a large number of countries outside of the U.S. over an extended period of time.

Accordingly, non-refundable up-front and milestone revenue will be recognized as revenue on a straight line basis. The amortization period for the agreement with Ipsen is based upon contractual terms and currently estimated to be 17 years. The Company has started to amortize milestones received over this period since the first product has been shipped. When earned by the Company in future periods, additional milestone payments achieved will be amortized over the remaining period. Refundable milestone payments will be deferred and only included in the revenue recognition equation with non-refundable milestone consideration when the refund right effectively lapses. No product shipments have been made to Bayer, Inc. (Bayer), and, therefore, no revenue, relating to upfront or milestone payments has been recognized.

Through September 30, 2005 the Company collected $10,700,000 of license payments under these agreements. Of this amount $9,100,000 relates to non-refundable milestones from Ipsen. The remaining $1,600,000 consists of a $1,000,000 refundable milestone from Ipsen and $600,000 of milestones from Bayer that cannot be recognized at this time. During the quarter ended September 30, 2005, the Company recorded $371,000 of revenue for up-front and milestone amounts received from Ipsen. At September 30, 2005, $534,000 was classified as current deferred revenue and $9,795,000 was classified as long-term deferred revenue.

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

Accounts receivable, trade are net of allowances for cash discounts, actual returns and bad debts of $430,000 at September 30, 2005 and $578,000 at December 31, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders, as reported	$(7,068)	$(7,528)	$(27,209)	$(22,169)
Add: total stock based employee compensation expense recognized under the intrinsic value based method	51	78	232	86
Deduct: total stock based employee compensation expense determined under fair value based method	(2,383)	(455)	(3,270)	(560)

Pro forma net loss applicable to common stockholders	$(9,400)	$(7,905)	$(30,247)	$(22,643)

Net loss per common share:
Basic and diluted, as reported	$(0.24)	$(0.51)	$(1.16)	$(3.95)

Basic and diluted, pro forma	$(0.32)	$(0.53)	$(1.29)	$(4.04)

On September 20, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of the unvested portion of “out-of-the-money” stock options held by current employees, including executive officers. A stock option was considered “out-of-the-money” if the option exercise price was greater than $6.00 per share. The closing price of the Company’s common stock on September 20, 2005 was $5.69. All other terms and conditions of these “out-of-the-money” options remained unchanged.

As a result of the acceleration, options to purchase 523,795 shares of the Company’s common stock became exercisable immediately. The accelerated options range in exercise price from $7.50 to $12.50 and the weighted average exercise price of the accelerated options was $9.64 per share.

The decision to accelerate the vesting of these “out-of-the-money” options was made to avoid recognizing compensation expense in future financial statements upon the adoption of Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R), which, when effective, will require all share-based payments to employees, including unvested portions of previous grants of employee stock options, to be recognized in the Company’s financial statements based on their fair values. SFAS No. 123R will become effective as to the Company beginning January 1, 2006. The accelerated vesting of these “out-of-the-money” options does not result in a charge in the Company’s statement of operations in the current period based on U.S. generally accepted accounting principles. The Company recorded approximately $1.9 million of unrecognized compensation cost applicable to these “out-of-the-money” options in the pro forma SFAS No. 123 table, shown above, for the three and nine months ended September 30, 2005.

Prior to the Company’s initial public offering (IPO), the value of option grants under SFAS No. 123 was determined using the minimum-value method. The minimum-value method considers the expected life of an option, the risk-free interest rate prevalent at the date of grant and the expected dividend yield. Upon completion of the IPO, the Company was required to include a volatility factor in its estimation of fair value. The Company has elected to utilize the Black-Scholes option-pricing model to estimate fair value of option grants under SFAS No. 123. Information with respect to the value of option grants under the minimum-value method and the Black-Scholes option pricing model for the periods presented is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average grant date value:
Grants below fair value	$—	$—	$—	$—
Grants at fair value	3.91	5.62	3.33	4.72
Grants above fair value	—	—	—	—
Weighted average assumptions:
Expected life of options (in years)	6.00	7.00	5.48	7.00
Risk-free interest rate	4.10%	4.08%	3.98%	3.92%
Expected volatility	80.00%	80.00%	80.00%	54.79%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Because the determination of the value of all options granted before the Company became a publicly traded entity does not include an expected volatility factor in addition to the factors described above and because additional option grants are expected in the future, the pro forma disclosures above are not representative of the pro forma effects of stock-based compensation on reported net operating results in future years (also see Note 2k). The Company utilized an expected volatility rate of 80% to value all option grants after the IPO. The weighted average disclosed in the table above assumes a volatility of zero for all option grants prior to the IPO.

Included in the pro forma net loss applicable to common stockholders for the three and nine months ended September 30, 2005 above is $49,000 and $204,000, respectively, of compensation under SFAS No. 123 related to the 2004 Employee Stock Purchase Plan. The fair value of employee purchase rights was estimated utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 1.3 years, risk-free interest rate of 2.25%, expected volatility of 80.63% and no expected dividend yield. The weighted average fair value of purchase rights granted in 2004 was $3.41 per share. There are no new purchase rights granted in 2005.

The Company accounts for stock-based compensation to non-employees using the fair-value method in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are

Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For the three and nine months ended September 30, 2005, the Company granted a total of 0 and 51,500 stock options, respectively, to consultants. The options granted generally vest immediately. For the three and nine months ended September 30, 2005, the Company recorded stock-based compensation expense of $0 and $84,000, respectively, related to stock option grants to non-employees. The Company valued the stock option grants using the Black-Scholes option-pricing model utilizing the same assumptions above except that the expected life for each grant was the contractual term.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(7,068)	$(7,471)	$(27,209)	$(21,601)
Accretion of redeemable convertible preferred stock	—	(57)	—	(395)
Deemed dividends to warrant holders	—	—	—	(173)

Net loss applicable to common stockholders	(7,068)	(7,528)	(27,209)	(22,169)

Denominator:
Weighted-average common shares outstanding	29,147,717	14,925,789	23,578,081	5,634,034
Weighted-average unvested restricted common shares subject to forfeiture	(81,451)	(69,701)	(85,742)	(25,123)

Shares used in calculating net loss applicable to common stockholders per share	29,066,266	14,856,088	23,492,339	5,608,911

Basic and diluted net loss per common share	$(0.24)	$(0.51)	$(1.16)	$(3.95)

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

	September 30,
	2005	2004
Common stock options	2,063,273	1,761,763
Warrants	3,793,363	1,732,676
Restricted common stock	81,451	90,771

	5,938,087	3,585,210

(k) New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises SFAS No. 123 and supersedes APB Opinion No. 25. Generally the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their grant-date fair values over the period during which employees are required to provide services in exchange for the award. In addition, under SFAS No. 123R, the Company’s 2004 Employee Stock Purchase Plan will be considered compensatory. Pro forma disclosure of stock-based compensation under fair value methods is no longer an alternative. SFAS No. 123R provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. On April 14, 2005, the SEC delayed the effective date of SFAS No. 123R to the beginning of the first fiscal year after June 15, 2005. As a result, the Company anticipates adopting SFAS No. 123R on January 1, 2006. As the Company currently accounts for employee stock-based compensation under the intrinsic value method permitted under APB Opinion No. 25, the adoption of SFAS No. 123R will result in significant additional compensation charges in the Company’s statements of operations, although it will have no impact on its overall financial position.

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

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At September 30, 2005 and December 31, 2004, demand accounts, money market accounts and U.S. Treasury and agency obligations comprised all of the Company’s cash and cash equivalents.

Short-term investments consist of corporate auction-rate securities with original maturities of greater than three months. As of September 30, 2005 and December 31, 2004, all the auction-rate securities held by the Company had maturities in excess of 25 years. The Company’s investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the auction-rate securities held by the Company have extended maturities, the Company classifies these securities as current as they are available for sale under SFAS No. 115.

The following summarizes cash, cash equivalents and short-term investments (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and Cash Equivalents
Demand deposits	$4,685	$—	$—	$4,685
Money market accounts	377	—	—	$377
Obligations of U.S. Government	31,547	124	—	$31,671

September 30, 2005	$36,609	$124	$—	$36,733

Short-Term Investments
Auction-rate securities	$27,900	$—	$—	$27,900

September 30, 2005	$27,900	$—	$—	$27,900

Cash and Cash Equivalents
Demand deposits	$1,299	$—	$—	$1,299
Money market accounts	11,055	—	—	11,055
Obligations of U.S. Government	20,301	52	—	20,353

December 31, 2004	$32,655	$52	$—	$32,707

Short-Term Investments
Auction-rate securities	$14,100	$—	$—	$14,100

December 31, 2004	$14,100	$—	$—	$14,100

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$1,605	$2,737
Work-in-process	2,159	481
Finished goods	576	318
Inventory subject to return	434	478

	$4,774	$4,014

Testim is manufactured for the Company by DPT Laboratories, Ltd. (DPT) under a contract that was to expire on December 31, 2005. On September 14, 2005, the Company amended the contract with DPT to, among other things, extend the contract for an additional five years through December 31, 2010.

Inventory subject to return represents the amount of Testim shipped to wholesalers and chain drug stores that had not been recognized as revenue (see Note 2c).

Included in work-in-process inventory at September 30, 2005 is $1,091,000 of Testim validation batches manufactured by a back-up supplier. The Company intends to sell this inventory after it receives approval of the manufacturing facility and process from the relevant regulatory authority. Although additional required testing of this inventory remains to be completed, the Company capitalized this inventory based on favorable preliminary results from analytical testing, past product experience and Management’s belief that it is probable that the inventory will be saleable.

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Payroll and related expenses	$3,526	$3,030
Milestone and royalty expenses	2,921	1,882
Research and development expenses	1,078	1,285
Sales and marketing expenses	753	530
Testim coupon and rebate accrual	2,386	929
Other expenses	760	988

	$11,424	$8,644

6. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Equipment promissory notes	$438	$754
Less unamortized discount	(2)	(4)
Less current portion of notes payable	(357)	(427)

Notes payable, long-term portion	$79	$323

7. COMMITMENTS AND CONTINGENCIES

(a) Leases

On December 31, 2004, the Company entered into a 90-month lease agreement to move its headquarters facility to Malvern, Pennsylvania. The Company moved into the new office space in June of 2005. The Company paid a $400,000 security deposit under this new lease in January 2005 that is reflected in other assets on the accompanying balance sheet at September 30, 2005. The Company received an allowance to improve the new facility of approximately $781,000. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life of the improvements or the life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The new lease includes a period of free rent and escalating minimum rent payments. The Company records rent expense for the minimum lease payments on a straight-line basis. In addition, the Company recorded a charge to general and administrative expenses in June 2005 when it ceased use of its existing office facility. This charge represents the rent to be paid for unutilized office space under the existing noncancelable lease. As of September 30, 2005, the Company has $123,000 of lease payments remaining on its existing office facility, which were expensed in the three months ended June 30, 2005.

(b) Research, Development and License Agreements

The Company has entered into various licensing agreements. Through September 30, 2005, the Company has made aggregate milestone payments under all agreements of $9,125,000. The Company could make an additional $26,725,000 of contingent milestone payments under all agreements if all underlying events occur over the life of the agreements.

Bentley Pharmaceuticals, Inc. (Bentley)

In May 2000, the Company entered into a license agreement with Bentley for its patented transdermal gel technology. Under the agreement, as amended, the Company was granted an exclusive, worldwide, royalty-bearing license to make and sell products incorporating Bentley’s formulation technology that contain testosterone. The Company produces Testim under this agreement. The term of this agreement is determined on a country-by-country basis and extends until the later of patent right termination in a country or 10 years after the first sale of product in that country. In May 2001, the Company entered into a license with Bentley granting similar rights for a product containing another hormone, the term of which is perpetual. In May 2001, the Company also entered into a separate license granting similar rights for a product containing a therapeutic drug.

In addition to its royalty obligations, the Company is obligated to pay certain upfront payments and milestones under the license agreements with Bentley. Through September 30, 2005, the Company has made aggregate upfront and milestone payments under the three license agreements with Bentley of $625,000. If all events under the Bentley license agreements occur, the Company would be obligated to pay a maximum of an additional $1,025,000 in milestone payments.

BioSpecifics Technologies Corp. (BioSpecifics)

In June 2004, the Company entered into a development and license agreement with BioSpecifics and amended such agreement in May 2005 (the BioSpecifics Agreement). Under the BioSpecifics Agreement, as amended, the Company was granted exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ enzyme AA4500. The Company’s licensed rights concern the development of products, other than dermal formulations labeled for topical administration. Currently, the Company is developing AA4500 for the treatment of Peyronie’s Disease and Dupuytren’s Disease. The Company may expand the BioSpecifics Agreement, at its option, to cover other indications as they are developed by the Company or BioSpecifics.

The BioSpecifics Agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. The Company may terminate the BioSpecifics Agreement with 90 days written notice.

The Company is responsible, at its own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products. As permitted under the BioSpecifics Agreement, the Company has qualified Cobra Biologics Ltd. (Cobra) as its primary supplier of clinical supply under the agreement.

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

If BioSpecifics exercises the supply option, commencing on a specified date, BioSpecifics will be responsible for supplying either by itself or through a third party other than a back-up supplier qualified by the Company, a specified portion of the commercial supply of the product. If BioSpecifics does not exercise the supply option, the Company will be responsible for arranging for the entire commercial product supply. In the event BioSpecifics exercises the supply option, BioSpecifics and the Company are required to use commercially reasonable efforts to enter into a commercial supply agreement on customary and reasonable terms and conditions which are not worse than those with back-up suppliers qualified by the Company.

The Company must pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage of net sales for products covered by the BioSpecifics Agreement. Such percentage may vary depending on whether BioSpecifics exercises the supply option. In addition, the percentage may be reduced if (i) BioSpecifics fails to supply commercial product supply in accordance with the terms of the BioSpecifics Agreement; (ii) market share of a competing product exceeds a specified threshold; or (iii) the Company is required to obtain a license from a third party in order to practice BioSpecifics’ patents without infringing such third party’s patent rights.

In addition to the payments set forth above, the Company must pay BioSpecifics an amount equal to a specified mark-up of the cost of goods sold for products sold by the Company that are not manufactured by or on behalf of BioSpecifics, provided that, in the event BioSpecifics exercises the supply option, no payment will be due for so long as BioSpecifics fails to supply the commercial supply of the product in accordance with the terms of the BioSpecifics Agreement.

In addition, the Company is obligated to make contingent milestone payments upon contract initiation, receipt of technical data, manufacturing process development, the one-year anniversary of the BioSpecifics Agreement, filing of regulatory applications and receipt of regulatory approval. Through December 31, 2004, the Company paid up-front and milestone payments under the BioSpecifics Agreement of $5,000,000. The Company recorded two payments of $2,500,000 each as an in-process research and development expense in each of the second and third quarters of 2004 because AA4500 is in the early stages of Phase II clinical trials and there is no alternative future use for AA4500 prior to FDA approval. In March 2005, the Company accrued the one-year contract anniversary payment of $3,000,000 which was paid in June 2005. The Company recorded this accrual as an additional in-process research and development expense in the first quarter of 2005 because AA4500 is in the early stages of Phase II clinical trials and there is no alternative future use for AA4500 prior to FDA approval. The Company could make up to an additional $4,500,000 of contingent milestone payments under the BioSpecifics Agreement if all existing conditions are met. Additional milestone obligations may be due if the Company exercises an option to develop and license AA4500 for additional medical indications.

Formulation Technologies, L.L.C. d/b/a PharmaForm (PharmaForm)

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

(c) Manufacturing Agreement

The Company has qualified Cobra as a back-up supplier of AA4500 under the BioSpecifics Agreement. On July 27, 2005 the Company entered into an agreement with Cobra for the process development, scale up and manufacture of AA4500 for Phase II/III clinical trials (the “Cobra Agreement”). Accordingly, the Company will now rely on Cobra as its primary supplier of AA4500 for clinical trials.

The Cobra Agreement is divided into five stages with specific objectives, timelines, down payments and total payments that attach to each stage. Stage 3 is underway, and Stage 4 has just begun. The Company may terminate the Cobra Agreement at the completion of each stage if the objective or the timeline for such stage is not met. Through September 30, 2005, the Company has paid Cobra a total of $868,000, plus the cost of consumables of $10,000. If all remaining stages are completed under the current Cobra Agreement, then the Company will pay Cobra an additional $2,447,000, plus the cost of consumables, which the Company currently estimates will be approximately $490,000.

(d) Co-promotion Agreement

In April 2005, the Company entered into a co-promotion agreement (the Oscient Agreement) with Oscient whereby the Company and Oscient will co-promote Testim in the U.S. Oscient was granted the exclusive right to promote Testim jointly with the Company to primary care physicians by means of its sales force. Oscient commenced co-promotion of Testim in May 2005. The initial term of the Oscient Agreement ends on April 30, 2007. Oscient may extend the Oscient Agreement for two consecutive two-year periods provided that Oscient has met certain milestones for each extension. If these milestones are met and Oscient does not elect to terminate the Oscient Agreement, the first extension period will commence on January 1, 2007 and end on December 31, 2008 and the second extension period will commence effective January 1, 2009 and end on April 30, 2011.

The Company and Oscient utilize a joint marketing and promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of Testim in the U.S. primary care physician market. The Company and Oscient share equally these promotional expenses. Each party will be responsible for the costs associated with its own sales force.

The Company is obligated to pay Oscient a specified percentage of the gross profit from Testim sales attributable to primary care physicians in the U.S. that exceed a specified sales threshold. All gross profit earned on sales to primary care physicians below the predetermined threshold and all gross profit earned on all sales to non primary care physicians are not subject to the terms of the Oscient Agreement. Once sales to primary care physicians have exceeded the predetermined sales threshold, the gross profit earned on such sales is available to be split between the Company and Oscient. Once all agreed upon promotional expenses are appropriately reimbursed to each party, the gross profit remaining will be divided according to agreed upon percentages. The specific percentages are based upon Testim sales levels above the threshold attributable to primary care physicians actually achieved. For the quarter ended September 30, 2005, the Company has recorded a $1,160,000 payable to Oscient in respect of the gross profit split.

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

The Oscient Agreement can be terminated by either party upon the occurrence of certain termination events. The Company may be obligated to make termination payments in certain instances. Also, Oscient has been granted the exclusive option to co-promote any future product candidate of the Company that treats hypogonadism and contains testosterone as the active ingredient.

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

8. TESTIM MARKETING AND DISTRIBUTION AGREEMENTS

In December 2003, the Company entered into an exclusive marketing and distribution agreement with Bayer in Canada. The Company filed for regulatory approval of Testim in Canada in March 2004 and is in the process of responding to questions raised by the Canadian authorities as part of the approval process. Under the agreement, Bayer will purchase product and pay certain royalty and milestone payments. The milestone payments are due upon contract signing, filing for regulatory approval in Canada, the first sale of Testim in Canada and upon achieving specified sales levels. The term of the agreement is for the life of the patent covering Testim in Canada.

In March 2004, the Company signed a license and distribution agreement with Ipsen to use and sell Testim on a worldwide basis outside of the U.S., Canada, Mexico and Japan. As of September 30, 2005, Testim is approved for marketing in the U.S., the United Kingdom, Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Luxembourg, the Netherlands, Norway, Portugal, Spain and Sweden. The Company has also received scientific approval for Testim in Italy and anticipates that marketing approval in this country will be received once local administrative procedures have been completed. Ipsen is responsible for obtaining regulatory approval in non-EU countries and remaining EU countries. In addition, Ipsen is obligated to purchase product from the Company and to pay royalty and certain milestone payments. Future milestone payments are due upon regulatory approval, product launch in various countries and supply price reductions. The license is exclusive and royalty-bearing for the longer of ten years from market launch or the expiration of patent protection in any particular country.

Through September 30, 2005, the Company collected $10,700,000 in up-front and milestone fees under these agreements. The Company could collect an additional $8,500,000 in milestone fees if all underlying events occur. (See Note 2c).

9. PRIVATE PLACEMENT

On June 30, 2005, the Company completed a private placement financing in which the Company issued 8,242,796 shares of common stock and warrants to purchase an aggregate of 2,060,687 shares of common stock with an exercise price of $5.84 per share resulting in gross proceeds to the Company of approximately $40,400,000. In connection with the private placement financing, the Company paid $1,242,000 in placement agent fees and incurred approximately $168,000 in other transaction costs. Approximately $216,000 of the placement agent fees and transaction costs which were allocated to the warrants were expensed by the Company during the quarter ended June 30, 2005. The net proceeds to the Company were approximately $38,990,000.

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

As required by the terms of the securities purchase agreements pursuant to which the private placement was consummated, the Company filed a registration statement with the SEC on August 12, 2005 to register for resale the shares of common stock and the shares of common stock issuable upon the exercise of the warrants sold in the private placement. Such registration statement was declared effective by the SEC on September 9, 2005.

Under the terms of the securities purchase agreements, the Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of two years after the effective date of the registration statement, the date on which the shares of common stock and the shares of common stock issuable upon exercise of the warrants become eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or any other rule of similar effect, or such time as all such shares have been sold by the purchasers. If, after the registration statement is declared effective, the Company suspends the use of the registration statement by the purchasers for the resale of the shares, the Company has agreed to pay each purchaser as liquidated damages an amount equal to 0.0333% of the purchase price paid by each such purchaser for the securities in the private placement for each day that the use of the registration statement is suspended in excess of 45 consecutive days or 60 days in the aggregate in any 12-month period.

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

While the Company views this liquidated damages contingency as neither probable nor reasonably estimable, the Company recorded the estimated fair value of the warrant as of June 30, 2005 of $6,161,000 as a long-term financing–related liability in its consolidated balance sheet at June 30, 2005, in accordance with EITF 00-19. The fair value of the financing-related liability is recalculated at each balance sheet date, with the non-cash change in the fair value reported in the consolidated statement of operations as “other income (expense), net.” At September 30, 2005, the fair value of the financing-related liability was $6,409,000 and the non-cash change in the fair value was $248,000 for the quarter ended September 30, 2005. Upon the earlier of the exercise of the warrants or the expiration of the period for which liquidated damages may be assessed against the Company, the fair value of the financing-related liability will be reclassified to additional paid-in capital.

10. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(7,068)	$(7,471)	$(27,209)	$(21,601)
Other comprehensive loss:
Foreign currency translation	2	(5)	9	(5)
Unrealized gain on available for sale securities	73	30	72	30

Comprehensive loss	$(6,993)	$(7,446)	$(27,128)	$(21,576)

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

Overview

We are a specialty pharmaceutical company currently dedicated to the development and commercialization of pharmaceutical products for urologic and sexual health. We have established our own sales and marketing organization, which includes approximately 120 sales and marketing professionals that cover the U.S. We also have assembled an experienced team responsible for additional product development and regulatory affairs for North America and Europe. We are pursuing product opportunities through collaborations and in-licensing to treat other urologic and sexual health disorders. Testim, our only marketed product, is a testosterone replacement therapy, or TRT, for the treatment of hypogonadism. We launched Testim in the first quarter of 2003 in the U.S. through our own specialty sales force. Our sales force calls on physicians who are prescribers of urologic and sexual health products. In April 2005, we entered into a co-promotion agreement with Oscient Pharmaceuticals Corp., or Oscient, under which Oscient will promote Testim to primary care physicians in the U.S. using its sales force. Testosterone gels, which include Testim, represented 61% of the total TRT prescriptions dispensed in 2003, 65% of the total TRT prescriptions in 2004 and 67% of TRT prescriptions in the first nine months of 2005. Total monthly Testim prescription units dispensed, based on data from IMS Health Incorporated, have increased from approximately 1,000 in March 2003 to over 26,200 in September 2005. Testim is manufactured for us by DPT Laboratories, Ltd. (DPT) under a contract that expires on December 31, 2010. We licensed the underlying technology for Testim from Bentley Pharmaceuticals, Inc.

We have never been profitable and have incurred an accumulated deficit of $126.5 million as of September 30, 2005. We expect to incur significant operating losses for the foreseeable future. Commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as a result of our co-promotion agreement with Oscient and as we continue to market Testim, additional development and pre-commercialization costs for existing and new product opportunities, acquisition costs for new product opportunities and increased general and administration expense to support the infrastructure required to grow and operate as a public company. We will need to generate significant revenues to achieve profitability.

We expect that quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors including the overall growth of the androgen market, the timing and extent of research and development efforts, milestone payments, changes in valuation of the financing-related liability and the outcome and extent of clinical trial activities. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Net revenues. Net product revenues were $11.2 million and $7.2 million for the three months ended September 30, 2005 and 2004, respectively. Prescription units dispensed increased from approximately

53,200 in the third quarter of 2004 to approximately 79,600 in the comparable period in 2005. We believe that Testim prescription growth in the 2005 period over the 2004 period was driven by strong physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product to Testim, the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians, and our co-promotion agreement with Oscient. The increase in net product revenues in the 2005 period over the 2004 period also are a result of price increases having a cumulative impact of 8% offset by increases in wholesaler discounts due to increased distribution costs, product rebates as Testim became more widely prescribed by managed care providers and increased utilization of coupons that provided new patients with one month supply of free product. Net revenue for the three months ended September 30, 2005 also includes $0.4 million of revenues related to up-front and milestone payments. Net revenues for Testim product sales are reflected net of cash discounts, rebates and patient coupons. Shipments in the U.S. not recognized as revenue, net of anticipated cash discounts, were $4.2 million and $3.7 million at September 30, 2005 and December 31, 2004, respectively, and are reflected in deferred revenue, current portion.

Cost of goods sold. Cost of goods sold were $3.3 million and $2.0 million for the three months ended September 30, 2005 and 2004, respectively. The increase in cost of goods sold for the three months ended September 30, 2005 over the comparable period in 2004 was directly attributable to the increase in Testim prescription revenue in the U.S. Cost of goods sold in the 2004 period would have been approximately $0.1 million higher had purchases of a key raw material not been charged-off in 2002. Gross margin on our net product sales was 70.8% in the 2005 period compared to 72.3% in the 2004 period. Gross margin for U.S. product revenue was 69.8% for the 2005 period and would have been 70.3% for the 2004 period had purchases of a key raw material not been charged-off in 2002. This decrease in gross margin in the 2005 period over the 2004 period resulted primarily from increases in wholesaler discounts, product rebates and increased utilization of coupons offset by the net effect of price increases. In 2002, we purchased approximately $0.9 million of this raw material prior to U.S. Food and Drug Administration (FDA) approval of Testim and, based on our policy, charged the purchase price to research and development expense because we would have had no alternative use for the raw material if Testim were not approved. As of December 31, 2004, we did not have any of the raw material with zero book value remaining in inventory.

Research and development expenses. Research and development expenses were $4.5 million and $4.9 million for the three months ended September 30, 2005 and 2004, respectively. The decrease in the three months ended 2005 over the comparable period in 2004 was due primarily to a $2.5 million milestone payment in 2004 for AA4500, our Peyronie’s and Dupuytren’s Diseases product candidate. This decrease was partially offset by additional development expenses in the 2005 period, consisting primarily of manufacturing process development work for AA4500, our testosterone replacement transmucosal film product candidate for delivery of testosterone (T-film) and Phase IV clinical trials for Testim.

Selling, general and administrative expenses. Selling, general and administrative expenses were $10.7 million and $7.8 million for the three months ended September 30, 2005 and 2004, respectively. The increase for the three months ended September 30, 2005 over the comparable period in 2004 was due primarily to selling and marketing expenses increasing by $2.8 million resulting from costs associated with an increase in our sales force compared to the 2004 period and higher marketing costs associated with our co-promote agreement with Oscient. We anticipate significant increases in selling and marketing expenses due to, among other things, the co-promote agreement signed with Oscient.

Interest income (expense), net. Interest income (expense), net was $0.5 million and $0.1 for the three months ended September 30, 2005 and 2004, respectively. Net interest income in the 2005 period relates primarily to interest earned on the invested proceeds from our initial public offering in July of 2004 and our private placement in June 2005.

Other Income (expense), net. Other income (expense), net was ($0.2) million and $0 for the three months ended September 30, 2005 and 2004, respectively. Other income (expense), net in the 2005 period relates to the non-cash change in the fair value of the financing-related liability.

Dividends and accretion of redeemable convertible preferred stock. Accretion of redeemable convertible preferred stock was $0 and $0.1 million for the three months ended September 30, 2005 and 2004, respectively. In the 2004 period, we were accreting the carrying value of redeemable convertible preferred stock to its redemption value. There is no corresponding accretion in the 2005 period as all previously outstanding shares of this stock were converted into common stock in connection with our initial public offering.

Nine Months Ended September 30, 2005 and 2004

Net revenues. Net product revenues were $29.9 million and $19.4 million for the nine months ended September 30, 2005 and 2004, respectively. Prescription units dispensed increased from approximately 146,100 in the first nine months of 2004 to approximately 214,300 in the comparable period in 2005. We believe that Testim prescription growth in the 2005 period over the 2004 period was driven by strong physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product to Testim, the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians, and our co-promotion agreement with Oscient. The increase in net product revenues in the 2005 period over the 2004 period also are a result of price increases having a cumulative impact of 9% offset by increases in wholesaler discounts due to increased distribution costs, product rebates as Testim became more widely prescribed by managed care providers and increased utilization of coupons that provided new patients with a one month supply of free product. Net product revenues in the first nine months of 2005 also include $364,000 of product shipped to Ipsen Farmaceutica B.V. (Ipsen) and $0.4 million of revenues related to up-front and milestone payments for which there are no comparable amounts in the first nine months of 2004. Net revenues for Testim product sales are reflected net of cash discounts, rebates and patient coupons. Shipments in the U.S. not recognized as revenue, net of anticipated cash discounts, were $4.2 million and $3.7 million at September 30, 2005 and December 31, 2004, respectively and are reflected in deferred revenue, current portion.

Cost of goods sold. Cost of goods sold were $9.3 million and $5.8 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in cost of goods sold for the nine months ended September 30, 2005 over the comparable period in 2004 was directly attributable to the increase in Testim prescription revenue in the U.S. and $329,000 of costs associated with product shipped to Ipsen for which there is no comparable amount in the first nine months of 2004. Cost of goods sold in the 2004 period would have been approximately $0.4 million higher had purchases of a key raw material not been charged-off in 2002. Gross margin on our net product sales was 69.0% in the 2005 period compared to 70.3% in the 2004 period. Gross margin for U.S. product revenue was 69.4% for the 2005 period and would have been 68.3% for the 2004 period had purchases of a key raw material not been charged-off in 2002. The improvement in gross margin in the 2005 period over the 2004 period resulted primarily from the net effect of price increases offset by increases in wholesaler discounts, product rebates and increased utilization of coupons. In 2002, we purchased approximately $0.9 million of this raw material prior to FDA approval of Testim and, based on our policy, charged the purchase price to research and development expense because we would have had no alternative use for the raw material if Testim were not approved. As of December 31, 2004, we did not have any of the raw material with zero book value remaining in inventory.

Research and development expenses. Research and development expenses were $17.9 million and $12.1 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in the nine months ended September 30, 2005 over the comparable period in 2004 was primarily due to $3.9 million of manufacturing development work for AA4500, an increase in development expenses for T-film and our overactive bladder transmucosal film product candidate, Phase IV Clinical Trials for Testim, and the $0.5 million up-front payment for the in-license of eight separate pain products using the transmucosal film technology in February 2005. These increases were offset by a $2.0 million decrease in milestone payments for AA4500, our Peyronie’s and Dupuytren’s Diseases product candidate.

Selling, general and administrative expenses. Selling, general and administrative expenses were $30.4 million and $22.8 million for the nine months ended September 30, 2005 and 2004, respectively. The increase for the nine months ended September 30, 2005 over the comparable period in 2004 was due primarily to selling and marketing expenses increasing by $5.4 million resulting from the increase in our sales force compared to the 2004 period and higher marketing costs associated with our co-promote agreement with Oscient. We anticipate significant increases in selling and marketing expenses due to, among other things, the co-promote agreement signed with Oscient. General and administrative expenses increased by $2.2 million as a result of the previously disclosed investigation initiated by the Audit Committee of our Board of Directors into certain transactions and the effectiveness of our internal disclosure controls and procedures, severance accruals related to the termination of our former President and Chief Operating Officer, an increase in recruiting costs, costs associated with moving to our new headquarters and incremental costs associated with operating as a publicly traded company.

Interest income (expense), net. Interest income (expense), net was $0.9 and $(0.4) million for the nine months ended September 30, 2005 and 2004, respectively. Net interest income in the 2005 period relates primarily to interest earned on the invested proceeds from our initial public offering in July of 2004 and our private placement in June of 2005. The expense in the 2004 period relates primarily to non-cash amortization of deferred debt issuance costs related to a line of credit and to interest paid on the line of credit, which was repaid and terminated in March 2004.

Other Income (expense), net. Other income (expense), net was ($0.5) million and $0 for the nine months ended September 30, 2005 and 2004, respectively. Other income (expense), net in the 2005 period relates to the portion of placement agent fees and transaction costs associated with the June 30, 2005 private placement which were allocated to the financing-related liability and the non-cash change in the fair value of the financing-related liability.

Dividends and accretion of redeemable convertible preferred stock. Accretion of redeemable convertible preferred stock was $0 and $0.6 million for the nine months ended September 30, 2005 and 2004, respectively. In the 2004 period, we were accreting the carrying value of redeemable convertible preferred stock to its redemption value. There is no corresponding accretion in the 2005 period as all previously outstanding shares of this stock were converted into our common stock in connection with our initial public offering.

Liquidity and Capital Resources

Since inception through September 30, 2005, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through September 30, 2005, we received net proceeds of approximately $173.6 million from the IPO, private sales of securities and the exercise of stock options. We had approximately $36.7 million and $32.7 million in cash and cash equivalents as of September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005 and December 31, 2004, we also had $27.9 million and $14.1 million, respectively, in short-term investments.

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

We have two equipment loans with General Electric Capital Corporation totaling $0.4 million outstanding at September 30, 2005. The equipment facilities bear interest at a weighted-average rate of 9.3% per annum.

Sources and Uses of Cash

Cash used in operations was $21.1 million and $13.0 million for the nine months ended September 30, 2005 and 2004, respectively. Cash used in operations in the 2005 period results primarily from operating losses. Cash used in operations in the 2004 period results primarily from operating losses offset by $6.7 million of milestone payments from Ipsen which were recorded as deferred revenue.

Cash used in investing activities was $14.7 million for the nine months ended September 30, 2005 compared to cash used in investing activities of $0.7 million for the nine months ended September 30, 2004. Cash used in investing activities in the 2005 period relates primarily to the net effect of purchases and redemptions of short-term investments. Cash used in investing activities for the 2004 period relates primarily to the purchase of manufacturing equipment, office furniture and computer equipment.

Cash provided by financing activities was $39.9 million and $36.1 million for the nine months ended September 30, 2005 and 2004, respectively. Cash provided by financing activity in the 2005 period results primarily from the $39.0 million received from the June 30, 2005 private placement and the $0.7 million in cash receipts from stock option exercises. Cash provided by financing activities for the 2004 period is related primarily to our initial public offering in July of 2004.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of September 30, 2005 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	5+ years
Long-term debt	$438	$357	$81	$—	$—
Operating leases	3,175	388	866	907	1,014
Purchase obligation (1)	1,140	190	380	380	190

	$4,753	$935	$1,327	$1,287	$1,204

(1)	Amount represents a $0.2 million minimum annual manufacturing fee.

The contractual commitments reflected in this table exclude $26.7 million of contingent milestone payments that we may be obligated to pay in the future. We do not expect to pay any of these contingent milestone payments through September 30, 2006. These remaining milestones relate primarily to manufacturing process development, filing of regulatory applications and receipt of regulatory approval. The above table also excludes future royalty payments and wholesaler distribution fees because they are contingent on product sales. In addition, the above table excludes any co-promotional expenses and fees that may be due Oscient because they are contingent upon combined promotional expenditures and future product sales to primary care physicians, respectively.

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

For revenues associated with licensing agreements, we use revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. We entered into two license and distribution agreements to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan. Under these agreements, the distributor and the licensee are each required to purchase Testim from us and make up-front, milestone and royalty payments. Under these agreements, the distributor and the licensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Only milestone payments for product supply price reductions are refundable if we subsequently increase the supply price; otherwise, no up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to our nonperformance. We are obligated under the agreements to provide multiple deliverables; the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21 the deliverables under each of these agreements are treated as single units of accounting as we do not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. We have deferred revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under each agreement.

We previously stated that non-refundable up-front and milestone revenue will be recognized as revenue as a percentage of Testim units shipped in the period over total Testim units expected to be shipped over the distribution term. However, we now believe that this accounting method is impractical to implement due to the uncertainty that would be created in estimating potential future sales in a large number of countries outside of the U.S. over an extended period of time.

Accordingly, non-refundable up-front and milestone revenue will be recognized as revenue on a straight line basis. The amortization period for the agreement with Ipsen is based upon contractual terms and currently estimated to be 17 years. We have started to amortize milestones received over this period since the first product has been shipped. When earned by us in future periods, additional milestone payments achieved will be amortized over the remaining period. Refundable milestone payments will be deferred and only included in the revenue recognition equation with non-refundable milestone consideration when the refund right effectively lapses. No product shipments have been made to Bayer, Inc. (Bayer) and, therefore, no revenue relating to upfront or milestone payments has been recognized.

Through September 30, 2005 we collected $10,700,000 of license payments under these agreements. Of this amount $9,100,000 relates to non-refundable milestones from Ipsen. The remaining $1,600,000 consists of a $1,000,000 refundable milestone from Ipsen and $600,000 of milestones from Bayer that cannot be recognized at this time. During the quarter ended September 30, 2005, we recorded $371,000 of revenue for up-front and milestone amounts received from Ipsen. At September 30, 2005, $534,000 was classified as current deferred revenue and $9,795,000 was classified as long-term deferred revenue.

Inventory Valuation. We rely on a single source supplier for one of the key ingredients in Testim. As a result, we have purchased a substantial safety stock of this ingredient on which we have limited shelf-life data. We continue to perform stability testing on the ingredient to determine its maximum shelf-life. In addition, our finished goods inventory has a definitive shelf-life. We estimate that the demand for Testim will be such that the raw materials and finished goods on hand will ultimately be used in future production and sold to our customers. As a result, we have not recorded a material valuation allowance for potential excess inventory as of September 30, 2005. We will continually evaluate the demand for Testim and the data from the stability testing to determine whether an allowance for excess inventory is warranted. In addition, at September 30, 2005 we have capitalized as work-in-process inventory $1,091,000 of Testim manufactured by a back-up supplier. We intend to sell this inventory after we receive approval of the manufacturing facility and process from the FDA. Although additional required testing of this inventory remains to be completed, we capitalized this inventory based on favorable preliminary results from analytical testing, past product experience and our belief that it is probable that the inventory will be saleable. If the ultimate testing results prove unfavorable or the FDA does not approve the manufacturing facility or process, we will have to write-off this inventory.

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

In future reporting periods we will be required to recalculate the fair value of this liability, and to the extent any of the variables used in the Black-Scholes model (including the current market price of our common stock at that reporting date) change, the value of this liability will increase or decrease. This non-cash change in the value of the liability will be included in our statement of operations as “other income (expense), net.” At September 30, 2005, the fair value of the financing-related liability was $6,409,000 and the non-cash change in the fair value was $248,000 for the quarter ended September 30, 2005. It is possible that the value of this liability may fluctuate significantly in the future.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises SFAS No. 123 and supersedes APB Opinion No. 25. Generally the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their grant-date fair values over the period during which employees are required to provide services in exchange for the award. In addition, under SFAS No. 123R our 2004 Employee Stock Purchase Plan will be considered compensatory. Pro forma disclosure of stock-based compensation under fair value methods is no longer an alternative. SFAS No. 123R provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123R to the beginning of the first fiscal year after June 15, 2005. As a result, we anticipate adopting SFAS No. 123R on January 1, 2006. As we currently account for employee stock-based compensation under the intrinsic value method permitted under APB Opinion No. 25, the adoption of SFAS No. 123R will result in significant additional compensation charges in our statements of operations, although it will have no impact on our overall financial position. On September 20, 2005, our Compensation Committee of the Board of Directors approved the acceleration of the vesting of the unvested portion of “out-of-the-money” stock options held by current employees. The decision to accelerate the vesting of these “out-of-the-money” options was made to avoid recognizing compensation expense in future periods upon the adoption of SFAS 123R. (See Note 2(i) of the Consolidated Financial Statements)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and the reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It establishes, unless impractical, retrospective application as the required method for reporting a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

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

We have incurred significant losses since our inception, including net losses of $27.2 million for the nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of $126.5 million. Our only approved product is Testim. We expect to continue to make substantial expenditures related to the marketing and selling of Testim. As we launched Testim in the first quarter of 2003, we cannot be certain how effective our marketing and selling programs will be in the future. We continue to expand and enhance the marketing and selling of Testim. In April 2005, we entered into an agreement with Oscient Pharmaceuticals Corp. (Oscient) for the co-promotion of Testim to primary care physicians in the U.S. As a result, marketing and selling expenses are likely to increase substantially in the future. In addition, we expect to continue to incur substantial expenses, including milestone payments, as we:

•	develop our product candidate for Peyronie’s and Dupuytren’s Diseases, T-film, overactive bladder transmucosal film and pain transmucosal film product candidates and any other product candidates that we license or acquire;

•	develop our manufacturing process at scale together with third party manufacturers;

•	seek regulatory approval for our product candidates;

•	commercialize any of our product candidates that receive marketing approval or any approved products that we acquire or in-license; and

•	acquire or in-license new technologies or development stage or approved products.

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

We commenced operations in the fourth quarter of 1999 and have a very limited operating history for you to evaluate our business. Accordingly, you must consider our prospects in light of the risks and difficulties encountered by companies in their early stages. In order to address these risks, we must:

•	increase the sales of Testim, our only product with marketing approval;

•	successfully develop, obtain marketing approval for and have manufactured our current product candidates, including our Peyronie’s and Dupuytren’s Diseases, T-film, overactive bladder transmucosal film and pain transmucosal film product candidates;

•	successfully identify and develop new product candidates;

•	effectively commercialize any approved product candidates that we develop or any approved products that we acquire;

•	respond to competitive pressures from other businesses, including the launch of any products, including generics, that compete with Testim in the treatment of hypogonadism;

•	identify and negotiate favorable agreements with third parties for the manufacture, distribution and marketing and sales of our approved products; and

•	effectively manage our relationships with vendors and third parties.

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

Our only product with marketing approval is Testim and our product revenues to date have been generated solely from the sale of Testim. Until such time as we develop, acquire or in-license additional products that are approved for marketing, we will continue to rely on Testim for all of our revenues. Accordingly, our success depends significantly on our ability to increase sales of Testim. Our sales and marketing efforts or those of our co-promotion partner may not be successful in increasing prescriptions for Testim. Sales of Testim are subject to the following risks, among others:

•	growth of the overall androgen market which may be influenced by sales and marketing efforts of Solvay Pharmaceuticals, Inc. (Solvay);

•	acceptance by the medical community or the general public of Testim as a safe or effective therapy for hypogonadism;

•	increasing awareness and continued acceptance of hypogonadism by the medical community, regulators or the general public as a medical disorder requiring treatment;

•	pressures from existing or new competing products, including generic products, that may provide therapeutic, convenience or pricing advantages over Testim;

•	failure of third-party payors to provide coverage and sufficient reimbursement for Testim; and

•	impact of reimbursement changes, included Medicare Part D coverage.

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

We believe that our existing cash resources and interest on these funds will be sufficient to meet our anticipated operating requirements until at least the end of 2007. Our future funding requirements will depend on many factors, including:

•	Testim market acceptance and sales growth;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	third-party payor reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the degree to which our current co-promotion and licensing and distribution agreements generate revenue;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of commercializing any of our other product candidates;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

In addition to the foregoing specific factors that may cause fluctuations in our operating results, our operating results also may be affected significantly by the degree to which there is a variation in any of the elements in the Black-Scholes valuation model that we used to calculate the fair value of the warrants to purchase 2,060,687 shares of our common stock that we issued in our June 30, 2005 private placement. Due to the nature of the significant damages that we could incur if, subject to certain exceptions, we fail to keep the registration statement that we filed in connection with the June 30, 2005 private placement effective for up to two years, the warrants must be classified as a derivative instrument and cannot be considered equity. Accordingly, we recorded a liability for the fair value of these warrants equal to $6,161,000 at June 30, 2005. This liability is based on the fair value of the warrants at June 30, 2005 using a Black-Scholes valuation model. At September 30, 2005, the fair value of the financing-related liability was $6,409,000 and the non-cash change in the fair value was $248,000 for the quarter ended September 30, 2005. This increase in fair value resulted in a corresponding charge to the statement of operations under the caption “other income (expense), net”. In future reporting periods we will be required to recalculate the fair value of this liability, and to the extent that any of the variables used in the valuation model (including the price of our common stock) change, the value of the liability will increase or decrease. The change in the value of the liability will be included in our statement of operations under the caption as “other income (expense), net.”

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

Prior to commencing clinical trials in the U.S., we must have an effective IND for each of our product candidates. An IND has been filed by BioSpecifics Technologies Corp. (BioSpecifics) for our Peyronie’s Disease product candidate. An IND has been filed and is effective for our T-film product candidate; however, INDs have not been filed for our overactive bladder transmucosal film or pain transmucosal film product candidates. We will not be able to commence clinical trials in the U.S. for these product candidates until we file, and the U.S. Food and Drug Administration (FDA) fails to object to, an IND for each candidate.

Our primary product candidates that are in development are our AA4500 product for the treatment of Peyronie’s and Dupuytren’s Diseases and T-film. Completion of clinical trials for each product candidate will be required before commercialization. If we experience delays in or termination of clinical trials or if the cost or timing of the regulatory approval process increases, our financial results and the commercial prospects for our product candidates will be adversely impacted. In addition, our product development costs would increase and our ability to generate additional revenue from new products could be impaired.

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

We intend to in-license, acquire, develop and market additional products and product candidates so that we are not solely reliant on Testim sales for our revenues. Because we have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products or technologies to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates, products and technologies. To date, we have in-licensed the formulation technology underlying Testim from Bentley Pharmaceuticals, Inc. (Bentley), the transmucosal film technology underlying our T-film, overactive bladder transmucosal film and pain transmucosal film product candidates from Formulation Technologies, L.L.C.. d/b/a PharmaForm (PharmaForm) and the enzyme underlying AA4500 from BioSpecifics.

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

Since our inception, we have acquired the underlying technology for Testim and all of our product candidates through in-licensing arrangements. The underlying technology for Testim has been licensed from Bentley. The underlying technology for our testosterone, overactive bladder and pain therapy transmucosal film product candidates has been licensed from PharmaForm. AA4500, our product candidate for Peyronie’s and Dupuytren’s Diseases, has been licensed from BioSpecifics. One of our strategies for business expansion is the acquisition of additional products and product candidates. We may attempt to acquire these product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. If we undertake an acquisition, the process of integrating any newly acquired business, technology, service or product into our existing operations could be expensive and time consuming and may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials or not reaching its forecasted commercial potential. We may fund any future acquisition by issuing equity or debt securities, which could dilute your ownership percentage or limit our financial or operating flexibility as a result of restrictive covenants related to new debt. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed. If we are unable to acquire and successfully integrate product candidates through in-licensing or the acquisition of businesses, services or products, we may remain reliant solely on Testim sales for revenue. In pursuing our acquisition strategy, we have expended significant management time, consulting costs and legal expenses without consummating a transaction.

Risks Related to Regulatory Approval of Our Product Candidates

We are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

The testing, development and manufacturing and distribution of our products are subject to regulation by numerous governmental authorities in the U.S., Europe and elsewhere. These regulations govern or affect the testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, advertising and promotion of Testim and our product candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve products for commercialization, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the manufacturing, testing, and promotion, marketing and distribution of our products may change in the U.S. or the other jurisdictions in which we may have obtained or be seeing regulatory approval for our products or product candidates. Such changes may increase our costs and adversely effect our operations.

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

Other than Testim, all of our other product candidates are in preclinical or clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. BioSpecifics has filed an IND for our Peyronie’s Disease product candidate. An IND has been filed and is effective for our T-film product candidate; however, INDs have not been filed for our overactive bladder or pain transmucosal film product candidates. The regulatory approval process typically is extremely expensive, takes many years and the timing or likelihood of any approval cannot be accurately predicted.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the SOA, and rules adopted or proposed by the Securities and Exchange Commission (SEC) and by the Nasdaq Stock Market, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. Although we are not required to issue an evaluation of our internal control over financial reporting under Section 404 of SOA until March 2007, at the earliest, preparations for the issuance of this report have already resulted in increased costs to us, which will increase further. If we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with these rules and regulations.

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

Our business is dependent on market acceptance of our products by physicians, healthcare payors, patients and the medical community. Medical doctors’ willingness to prescribe our products depends on many factors, including:

•	perceived safety and efficacy of our products;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects in both clinical trials and commercial use;

•	availability of alternative treatments;

•	cost effectiveness;

•	effectiveness of our marketing strategy and the pricing of our products;

•	publicity concerning our products or competing products; and

•	our ability to obtain third-party coverage or reimbursement.

Even though we have received regulatory approval for Testim, and even if we receive regulatory approval and satisfy the above criteria for any of our other product candidates, physicians may not prescribe our products if we do not promote our products effectively. Factors that could affect our success in marketing our products include:

•	the effectiveness of our sales force and that of any co-promotion partners;

•	the adequacy and effectiveness of our production, distribution and marketing capabilities;

•	the success of competing products, including generics; and

•	the availability and extent of reimbursement from third-party payors.

If any of our products or product candidates fails to achieve market acceptance, we may not be able to market and sell the products successfully, which would limit our ability to generate revenue and could harm our business.

If testosterone replacement therapies are perceived to create or create health risks, our sales of Testim may decrease and our operations may be harmed.

Recent studies of female hormone replacement therapy products have reported an increase in health risks. As a result of such studies, some companies that sell or develop female hormone replacement products have experienced decreased sales of these products, and in some cases, a decline in the value of their stock. Publications have, from time to time, suggested potential health risks associated with testosterone replacement therapy. Potential health risks are described in various articles, including a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed are fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, increased cardiovascular disease risk and the suppression of sperm production. It is possible that studies on the effects of TRT could demonstrate these or other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact Testim sales. In addition investors may become concerned about these issues and decide to sell our common stock. These factors could adversely affect our business and the price of our common stock.

Testim competes in a very competitive market, and if we are unable to compete effectively with the other companies that produce products for the treatment of urologic or sexual health disorders, our ability to generate revenues will be limited.

The primary competition for Testim is AndroGel®, marketed by Solvay. AndroGel® was launched approximately three years before Testim and, according to IMS, has a much larger share of the testosterone gel market than we do and also accounted for approximately 58% of total testosterone prescriptions for the first nine months of 2005. Furthermore, Solvay is a much larger company than we are with greater resources and greater ability to promote its product through a larger sales force. Testim also competes with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a buccal tablet. AndroDerm® is a transdermal testosterone patch marketed by Watson Pharmaceuticals (Watson). AndroDerm® is the leading patch product and accounted for approximately 11% of total testosterone prescriptions for the first nine months of 2005. Many of our competitors, such as Solvay and Watson, have substantially greater financial, technical and human resources than we have. These resources may be used to more effectively develop, market or acquire products and technologies. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. In addition, our competitors are developing new testosterone treatment therapies.

The pharmaceutical industry is highly competitive. Our success will depend on our ability to acquire, develop and commercialize products and our ability to establish and maintain markets for Testim or any products for which we receive marketing approval. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies. Many of our competitors have more substantial research and development capabilities and experience, and more substantial management, manufacturing, distribution, marketing and financial resources, than we do. Accordingly, our competitors may:

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

The primary competition for Testim is AndroGel®, marketed by Solvay. We are aware of at least two companies, Watson and Par Pharmaceutical, that have filed abbreviated new drug applications, or ANDAs, with the FDA to be approved as generics of AndroGel®. Solvay has filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. On November 1, 2004, Par Pharmaceutical’s partner, Paddock Laboratories, received tentative approval of its ANDA from the FDA, but cannot market its generic of AndroGel® until the thirty-month stay in Solvay action expires and final approval is received from the FDA. The final approval of either or both of these ANDAs or an ANDA for any other generic would result in increased competition for Testim at lower prices.

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

Since reimbursement approval for a product is required from third-party and government payors, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products or at all. Once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. To date, we have not experienced any problems with third-party payors. This does not mean that we will not experience any problems with third-party payors in the future. We do not know what the impact of changes to reimbursement programs, including Medicare Part D, might be.

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

In April 2005, we entered into a co-promotion agreement with Oscient. Under the terms of the agreement, Oscient promotes Testim to primary care physicians in the U.S. using its sales force, while we continue to promote Testim using our specialty sales force that calls on urologists, endocrinologists and select primary care physicians. With the exception of 2005, when there is disproportionate sharing of promotional expenses, we are obligated to share equally with Oscient an agreed upon amount of Testim promotional expenses relating to U.S. primary care physicians. In addition, we are obligated to pay Oscient a specified percentage of the gross profit from Testim sales attributable to primary care physicians in the U.S. that exceeds a specified sales threshold. The specific percentage is based upon Testim sales levels attributable to primary care physicians and the marketing expenses incurred by Oscient in connection with the promotion of Testim under the agreement. We anticipate that our selling and marketing expenses will increase significantly as a result of our obligations under the agreement. If we are unable to effectively utilize the combined sales forces or if the additional selling efforts do not sufficiently increase Testim sales, our profitability may be negatively affected, which may cause our stock price to decline.

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

The business and financial condition of pharmaceutical companies is affected by the efforts of governmental and third-party payors to contain or reduce the costs of healthcare. In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the U.S., pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the U.S. to continue. In particular, in December 2003, new Medicare prescription drug coverage legislation (Medicare Part D) was enacted into law. The prescription drug program established by this legislation and future amendments or regulatory interpretations of the legislation could have the effect of reducing the prices that we are able to charge for any products we develop and sell through these plans. This prescription drug legislation and related amendments or regulations could also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for Testim or any products we develop or to lower reimbursement amounts that they pay.

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

We do not manufacture Testim or any of our product candidates and have no current plan to develop any capacity to do so. Testim is manufactured for us by DPT under a contract that expires on December 31, 2010. We are in the process of qualifying a back-up supplier to manufacture Testim. We have contracted with Cobra Biologics Ltd. (Cobra) for the production of our clinical supply of AA4500, our Peyronie’s and Dupuytren’s Diseases product candidate. We plan to contract with one or more third-party manufacturers to manufacture our transmucosal film product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment. DPT, Cobra, any back-up supplier for Testim or AA4500, or any other third-party manufacturer may encounter difficulties in production. These problems may include:

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

Under our contract with DPT, DPT is required to qualify its Lakewood, New Jersey facility as a secondary site for the production of Testim. Prior to DPT’s qualification of the Lakewood facility, we are permitted to qualify a back-up supplier. Although we are in the process of qualifying a back-up supplier to manufacture Testim, we do not have an alternate manufacturer of Testim at this time. We have capitalized as work-in-process inventory $1,091,000 of Testim manufactured by a back-up supplier. We intend to sell this inventory after we receive approval of the manufacturing facility and process from the U.S. Food and Drug Administration, or FDA. Although additional required testing of this inventory remains to be completed, we capitalized this inventory based on favorable preliminary results from analytical testing, past product experience and our belief that it is probable that the inventory will be saleable. If the ultimate testing results prove unfavorable or the FDA does not approve the manufacturing facility or process, we will have to write-off this inventory. If there is an interruption in the supply of Testim, our co-promotion partner for Testim may terminate our co-promotion agreement and in that event, we would be obligated to make a payment to Oscient the amount of which depends on when the supply interruption occurs. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is extremely limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of Testim on acceptable terms, if at all, which would materially impair our business.

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

We sell Testim to wholesale drug distributors and chain drug stores who generally sell products to retail pharmacies, hospitals and other institutional customers. We do not promote Testim to these customers, and they do not determine Testim prescription demand. However, approximately 86% of our product shipments during the nine month period ended September 30, 2005 were to only four customers: Cardinal Health, Inc., McKesson Corporation, AmerisourceBergen Corporation and Walgreen Co. Our business would be harmed if any of these customers refused to distribute Testim or refuse to purchase Testim on commercially favorable terms to us.

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

We have also obtained exclusive worldwide rights from BioSpecifics to develop, market and sell products other than dermal formulations labeled for topical administration, where the products contain BioSpecifics’ enzyme for the treatment of Peyronie’s Disease and Dupuytren’s Disease. We may expand the agreement, at our option, to license products which contain BioSpecifics’ enzyme for other indications, excluding dermal formulations labeled for topical administration, as they are developed by BioSpecifics or by us. This agreement continues on a product by product and country by country basis until the later of:

•	the last to expire valid claim of a patent covering such product;

•	the expiration of the regulatory period conveyed by orphan drug designation with respect to such product; and

•	12 years.

Upon expiration of the agreement pursuant to the preceding sentence, we will have a fully paid-up license to the products developed under the agreement. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country by country basis, on an indication by indication basis, or on a product by product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by BioSpecifics, we may not be able to execute our strategy to develop and commercialize our Peyronie’s and Dupuytren’s Diseases product candidate or to develop and commercialize future product candidates utilizing BioSpecifics’ enzyme.

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

We attempt to protect our intellectual property position by filing or obtaining licenses to patent applications and, where appropriate, patent applications in other countries related to our proprietary technology, inventions and improvements that are important to the development of our business. Our PharmaForm transmucosal film product candidates are covered by a formulation patent in the U.S. only. This patent expires in 2020. Testosterone, the active ingredient in Testim, is off-patent and is included in competing TRT products. The U.S. patent that we license from Bentley covers the composition of matter and formulation of Testim and expires in June 2008. The European and Japanese patents that we license from Bentley for Testim expire in 2006. The Canadian patent that we license from Bentley expires in 2010. In July 2005, an additional patent covering Testim issued in Canada, and this patent is included in our license from Bentley. This patent expires in 2023. Bentley has filed a new patent application in the U.S., Europe and Japan which, if issued, could provide additional patent protection for Testim. AA4500 licensed from BioSpecifics is covered by two method of use patents in the U.S., one for the treatment of Peyronie’s Disease and one for the treatment of Dupuytren’s Disease. The Peyronie’s patent expires in 2019 and the Dupuytren’s patent expires in 2014. The patents are limited to the use of AA4500 for the treatment of Peyronie’s Disease and Dupuytren’s Disease, respectively, with certain dose ranges and/or concentration ranges. Currently there is not enough data to establish whether any ultimate approved product for Peyronie’s Disease or Dupuytren’s Disease will be covered by these patents. Foreign patents and pending applications may also cover these products in certain countries depending upon the concentration and dosage ranges of such products. Some countries will not grant patents on patent applications that are filed after the public sale or disclosure of the material claimed in the patent application. The U.S., by contrast, allows a one year grace period after public disclosure in which to file a patent application. Because the European patent application was filed after Testim went on the market in the U.S., our ability to obtain additional patent protection outside of the U.S. may be limited.

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

We control the filing, prosecution and maintenance of BioSpecifics’ patents relating to products licensed our development and license agreement with Biospecifics. Pursuant to the terms of the agreement, we must pay a specified percentage of the fees and expenses incurred by us in connection with filing, prosecution and maintenance of BioSpecifics’ patents and shall receive a credit against future royalties payable to BioSpecifics under the Agreement equal to a specified percentage of such fees and expenses. Additionally, BioSpecifics shall reimburse us for 100% of fees and expenses in connection with filings, prosecution and/or maintenance of patents pertaining to pharmaceutical applications containing BioSpecifics’ enzyme for which we decline to exercise our option under the Agreement to pursue and which BioSpecifics pursues.

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

Our commercial success will depend in part on not infringing the patents or proprietary rights of third parties. We are aware of competing intellectual property relating to the testosterone gel market. While we currently believe we have freedom to operate in the testosterone gel market, others may challenge our position in the future. We are also aware of at least one third-party patent relating to BioSpecifics’ enzyme that may impair BioSpecifics’ freedom to operate in the manufacture of AA4500. We are also aware of third-party patents relating to PharmaForm’s transmucosal film delivery system that may impair PharmaForm’s freedom to operate in the manufacture of product candidates using a transmucosal film delivery system. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights.

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

We rely heavily on stock options to compensate existing employees and attract new employees. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. We also have an employee stock purchase plan under which employees can purchase our common stock at a discount. The Financial Accounting Standards Board has recently announced new rules for recording expense for the fair value of stock options and purchase rights under employee stock purchase plans. The SEC delayed the effective date for the new rules until the beginning of the first fiscal year after June 15, 2005. As a result, we will be required to change our accounting policy to record expense for the fair value of stock options and purchase rights under our employee stock purchase plan on January 1, 2006, thereby increasing our operating expenses and reported losses. Although we intend to continue to include various forms of equity in our compensation plans, if the extent to which we use forms of equity in our plans is reduced due to the negative effects on earnings, it may be difficult for us to attract and retain qualified scientific, technical and business personnel.

Our operations may be impaired unless we can successfully manage our growth.

As of September 30, 2005 we had 181 employees. In order to continue to expand Testim’s sales and commercialize our other product candidates, we currently anticipate that we will need to add in the range of 10% to 15% additional managerial, selling, operational, financial and other employees to our existing departments over each of the next two years. Expansion may place, a significant strain on our management, operational and financial resources. Moreover, higher than expected market growth of Testim, the acquisition or in-licensing of additional products, as well as the development and commercialization of our other product candidates or marketing arrangements with third parties, could accelerate our hiring needs beyond our current expectations. To manage further growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls, and hire, train and manage additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our direct sales force consists of relatively newly hired employees. Turnover in our direct sales force or marketing team could adversely affect Testim and future product sales growth.

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

On June 28, 2005, we entered into securities purchase agreements with certain qualified purchasers to sell an aggregate of 8,242,796 shares of common stock and warrants to purchase an aggregate of 2,060,687 shares of common stock with an exercise price of $5.84 per share in a private placement transaction. We completed the sale on June 30, 2005. As required by the terms of the securities purchase agreements, we filed a registration statement with the SEC on August 12, 2005 to register for resale of the shares of common stock and the shares of common stock issuable upon the exercise of the warrants sold in the private placement. Such registration statement was declared effective by the SEC.

Under the terms of the securities purchase agreements, we agreed to use our reasonable best efforts to keep the registration statement effective until the earlier of two years after the effective date of the registration statement, the date on which the shares of common stock and the shares of common stock issuable upon exercise of the warrants become eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or any other rule of similar effect, or such time as all such shares have been sold by the purchasers. If, after the registration statement is declared effective, we suspend the use of the registration statement by the purchasers for the resale of the shares, we have agreed to pay each purchaser as liquidated damages an amount equal to 0.0333% of the purchase price paid by each such purchaser for the securities in the private placement for each day that the use of the registration statement is suspended in excess of 45 consecutive days or 60 days in the aggregate in any 12-month period.

The volatility of our stock price will affect the elements of the Black-Scholes valuation model that we used to calculate the fair value of the warrants to purchase 2,060,687 shares of our common stock that we issued in our June 30, 2005 private placement, which could cause our operating results to vary significantly.

Subject to certain exceptions, we are required under the securities purchase agreements pursuant to which we consummated our June 30, 2005 private placement to keep the registration statement, which we filed with the SEC for the resale of shares of common stock and the shares of common stock issuable upon exercise of the warrants we issued in the private placement, effective for up to two years. If we fail to maintain the effectiveness of the registration statement, we could incur significant damages. As a result, the warrants to purchase 2,060,687 shares of our common stock that we issued in the private placement must be classified as a derivative instrument and cannot be considered equity. Accordingly, we recorded a liability for the fair value of these warrants equal to $6,161,000 at June 30, 2005. This liability is based on the fair value of the warrants at June 30, 2005 using a Black-Scholes valuation model. At September 30, 2005, the fair value of the financing-related liability was $6,409,000 and the non-cash change in the fair value was $248,000 for the quarter ended September 30, 2005. This increase in fair value resulted in a corresponding charge to the statement of operations, under the caption “other income (expense), net”. In future reporting periods we will be required to recalculate the fair value of this liability, and to the extent that any of the variables used in the valuation model (including the price of our common stock) change, the value of the liability will increase or decrease. The change in the value of the liability will be included in our statement of operations as “other income (expense), net.” The value of the liability may fluctuate significantly.

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

As of November 14, 2005, we have 29,180,160 shares of common stock outstanding, of which 23,321,537 shares, or 80%, are restricted securities under Rule 144 of the General Rules and Regulations under the Securities Act of 1933 or by the provisions of grants under our 2004 Equity Compensation Plan. On November 14, 2005, 8,756,943 shares of common stock were freely tradable under Rule 144(k) and 6,215,247 shares of common stock were eligible for resale under Rule 144, subject to volume limitations.

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

As of September 30, 2005, stock options to purchase 2,063,273 shares of common stock and warrants to purchase 3,793,363 shares of common stock were outstanding. In addition, as of September 30, 2005 a total of 356,064 stock options are available for grant under our 2004 Equity Compensation Plan. A total of 549,879 of the outstanding options and warrants are “in the money” and exercisable as of September 30, 2005. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

Our investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. All our cash, cash equivalents and short-term investments at September 30, 2005, amounting to approximately $64.6 million, were maintained in bank demand accounts, money market accounts, U.S. government backed securities and ARS. We do not hedge our interest rate risks as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

We are required to record the warrants to purchase 2,060,687 shares of common stock that we issued in our June 30, 2005 private placement as a liability using a Black-Scholes valuation model. At September 30, 2005, the fair value of the financing-related liability was $6,409,000 and the non-cash change in the fair value was $248,000 for the quarter ended September 30, 2005. This increase in fair value resulted in a corresponding charge to the statement of operations, under the caption “other income (expense), net”. In future reporting periods, we will be required to recalculate the fair value of this liability, and to the extent the liability increases or decreases, we will recognize income or expense equal to the amount of the change. It is possible that the value of the liability may fluctuate significantly in the future.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this Report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

None.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

None.

Use of Proceeds

On July 28, 2004, we sold 5,500,000 shares of our common stock in our initial public offering at a price of $7.50 per share pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-114685), which was declared effective by the Securities and Exchange Commission on July 23, 2004. After deducting expenses of the offering, we received net offering proceeds of approximately $36.5 million. During the period from the offering through September 30, 2005, we have used the net proceeds from our initial public offering as follows:

•	approximately $15.9 million to fund further commercialization of Testim, including Phase IV clinical studies;

•	approximately $10.4 million for milestone obligations and other costs associated with the development of AA4500 for the treatment of Peyronie’s and Dupuytren’s Diseases; and

•	approximately $4.2 million to fund development of T-film and overactive bladder transmucosal film.

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

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit No.	Description of Exhibit
10.1*	Third Amendment to Manufacturing Agreement, dated September 14, 2005, between the Registrant and DPT Laboratories, Ltd. (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on September 20, 2005, File No. 000-50855, and incorporated by reference herein).

10.2*	Research and Development Agreement, dated February 24, 2005, between the Registrant and Cobra Biologics Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, File No. 000-50855, and incorporated by reference herein).

10.3	Form of Amendment to Stock Option Grant Agreement, dated September 26, 2005, between the Registrant and each grantee (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on September 26, 2005, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted and has been granted confidential treatment by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

/S/ GERRI A. HENWOOD
Gerri A. Henwood
Chief Executive Officer and Interim President (Principal Executive Officer)

Date: November 14, 2005

AUXILIUM PHARMACEUTICALS, INC.

/S/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2005

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Third Amendment to Manufacturing Agreement, dated September 14, 2005, between the Registrant and DPT Laboratories, Ltd. (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on September 20, 2005, File No. 000-50855, and incorporated by reference herein).

10.2*	Research and Development Agreement, dated February 24, 2005, between the Registrant and Cobra Biologics Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, File No. 000-50855, and incorporated by reference herein).

10.3	Form of Amendment to Stock Option Grant Agreement, dated September 26, 2005, between the Registrant and each grantee (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on September 26, 2005, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted and has been granted confidential treatment by the Securities and Exchange Commission.