Form 10-Q
period 2006-03-31
AUXILIUM PHARMACEUTICALS INC
filed 2006-05-12
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2006, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 29,297,318.

AUXILIUM PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,064	$31,380
Short-term investments	22,050	25,350
Accounts receivable, trade, net	6,276	4,614
Accounts receivable, other	401	200
Inventories	3,286	4,387
Prepaid expenses and other current assets	1,985	2,365

Total current assets	56,062	68,296
Property and equipment, net	3,760	3,690
Other assets	641	709

Total assets	$60,463	$72,695

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$161	$260
Accounts payable	3,287	5,109
Accrued expenses	14,044	12,841
Deferred revenue, current portion	698	2,911
Deferred rent, current portion	100	123

Total current liabilities	18,290	21,244

Notes payable, long-term portion	51	65

Deferred revenue, long-term portion	10,496	10,671

Deferred rent, long-term portion	816	842

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued and outstanding 29,291,919 and 29,241,482 shares at March 31, 2006 and December 31, 2005, respectively	293	292
Additional paid-in capital	177,621	177,429
Accumulated deficit	(147,188)	(137,515)
Deferred compensation	—	(437)
Accumulated other comprehensive income	84	104

Total stockholders’ equity	30,810	39,873

Total liabilities and stockholders’ equity	$60,463	$72,695

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues	$14,893	$8,797

Operating expenses:
Cost of goods sold	3,850	2,828
Research and development	8,368	9,077
Selling, general and administrative	12,906	8,664

Total operating expenses	25,124	20,569

Loss from operations	(10,231)	(11,772)
Interest income	559	239
Interest expense	(1)	(19)

Net loss	$(9,673)	$(11,552)

Basic and diluted net loss per common share	$(0.33)	$(0.56)

Weighted average common shares outstanding	29,187,794	20,565,499

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,673)	$(11,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238	324
Stock-based compensation	389	48
Unrealized gain on available for sale cash equivalents	(16)	3
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(1,862)	1,542
Inventories	1,101	25
Prepaid expenses and other current assets	425	183
Accounts payable and accrued expenses	(621)	4,315
Deferred revenue	(2,388)	(1,385)
Deferred rent	(48)	—

Net cash used in operating activities	(12,455)	(6,497)

Cash flows from investing activities:
Purchases of property and equipment	(286)	(190)
Purchases of short-term investments	(22,900)	(2,250)
Redemptions of short-term investments	26,200	4,250

Net cash provided by investing activities	3,014	1,810

Cash flows from financing activities:
Payments on debt financings	(114)	(100)
Proceeds from exercise of common stock options	240	103

Net cash provided by financing activities	126	3

Effect of exchange rate changes on cash	(1)	2

Increase (decrease) in cash and cash equivalents	(9,316)	(4,682)
Cash and cash equivalents, beginning of period	31,380	32,707

Cash and cash equivalents, end of period	$22,064	$28,025

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2006

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Deferred compensation	Accumulated other comprehensive income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2006	29,241,482	$292	$177,429	$(137,515)	$(437)	$104	$39,873
Reclassification of deferred compensation	—	—	(437)	—	437	—	—
Exercise of common stock options	50,437	1	240	—	—	—	241
Stock-based compensation	—	—	389	—	—	—	389
Foreign currency translation adjustment	—	—	—	—	—	(4)	(4)
Unrealized loss on available for sale securities	—	—	—	—	—	(16)	(16)
Net loss	—	—	—	(9,673)	—	—	(9,673)

Balance, March 31, 2006	29,291,919	$293	$177,621	$(147,188)	$—	$84	$30,810

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

(a) The Company

Auxilium Pharmaceuticals, Inc. along with its subsidiaries, or the Company, is a specialty pharmaceutical company with a focus on developing and marketing products for urology, sexual health and other indications within specialty markets. The Company has one marketed product, Testim®, a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. The Company received approval from the U.S. Food and Drug Administration, or FDA, to market Testim in the fourth quarter of 2002. The Company launched Testim in the first quarter of 2003. The Company markets Testim in the U.S. through its own sales force and through a co-promotion agreement with Oscient Pharmaceuticals Corp. (Oscient) entered into in April 2005 (see Note 7d).

Testim is also approved for marketing in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, The Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom (U.K.). In 2004, the Company filed for regulatory approval to market Testim in Canada. The Company has responded to questions raised by the Canadian authorities as part of the approval process. Upon receipt of regulatory approvals, the Company will rely on Ipsen Farmaceutica, B.V. (Ipsen) and other third parties to market, sell and distribute Testim outside of the U.S. Testim was launched by Auxilium’s licensee, Ipsen, in Belgium, Denmark, Finland, Germany, Ireland, Netherlands, Spain, Sweden, and the U.K. in 2005.

(b) Liquidity

The Company commenced operations in the fourth quarter of 1999. Since inception, it has incurred losses and negative cash flows from operations. The Company has been dependent upon external financing, including primarily private and public sales of securities, to fund operations. As of March 31, 2006, the Company had an accumulated deficit of approximately $147,188,000, and expects to incur additional operating losses.

The Company may require additional financing in the future to execute its intended business strategy. There can be no assurances that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, when and if needed. Failure to raise needed funds on satisfactory terms could have an adverse material impact on the Company’s business, operating results or financial condition.

In April 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) to allow for the potential future sale by the Company from time to time, in one or more public offerings, of up to $100 million of certain debt and equity instruments specified therein. The shelf registration statement became effective on May 8, 2006. No issuances have been completed to date under the shelf registration statement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at March 31, 2006 and for the quarters ended March 31, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2005 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2005 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K filed with the SEC.

(b) Revenue Recognition

Revenue Recognition. The Company sells Testim to pharmaceutical wholesalers and chain drug stores, who have the right to return purchased product prior to the units being dispensed through patient prescriptions. Revenue for this product is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, and the SEC’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together SAB No. 101). Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. In order to develop a methodology, and provide a basis, for estimating future product returns on sales to its customers at the time of shipment, the Company has been tracking the Testim product return history, taking into consideration product expiration dating at time of shipment and inventory levels in the distribution channel. Based on the product return history gathered through the end of the first quarter of 2006, the Company now believes it has the information to reasonably estimate customer returns and, therefore, in the first quarter of 2006 began recognizing revenue for Testim sales at the time of shipment of the product to customers. Prior to 2006, the Company was unable to reasonably estimate customer returns and, therefore, deferred the recognition of revenue on product shipments of Testim units to its customers until the units were dispensed through patient prescriptions, since units dispensed are not subject to return. The Company estimated prescription units dispensed based on distribution channel data provided by external, independent sources. Revenue is also reduced for estimates of allowances for cash discounts, rebates and patient coupons based on historical experience, and current contract prices and terms with customers. If actual, or expected, customer returns and revenue allowances differ from previous estimates, adjustments of these estimates would be recognized in the period such facts become known.

As a result of the above-described change in revenue recognition, net revenues for 2006 include a one-time benefit of $1,198,000 (representing revenue previously deferred, net of estimated returns and allowances of $1,019,000) and the net loss for 2006 includes a one-time benefit of $702,000, or $0.02 per share, (representing the one-time benefit in net revenues partially offset by the related cost of sales).

For revenues associated with licensing agreements, the Company uses revenue recognition criteria outlined in SAB No. 101 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. The Company entered into a license and distribution agreement with Ipsen and a marketing and distribution agreement with Bayer, Inc. (Bayer) to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan (see Note 9). Under these agreements, the distributor and the licensee are each required to purchase Testim from the Company and make up-front, milestone and royalty payments to the Company. Under these agreements, the distributor and the licensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Only milestone payments for product supply price reductions are refundable if the Company subsequently increases the supply price; otherwise, no up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to the Company’s nonperformance. The Company is obligated under the agreements to provide multiple deliverables: the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21 all deliverables under each of these agreements are treated as single unit of accounting as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. Revenue for Testim units shipped will be recognized upon product shipment, net of estimated product returns. The Company has deferred revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under each agreement.

Upon product shipment, non-refundable up-front and milestone revenue is recognized as revenue on a straight line basis over the remaining contract term. The amortization period for the agreement with Ipsen is based upon contractual terms and currently estimated to be 17 years. The Company has started to amortize milestones received over this period since the first product has been shipped. When earned by the Company in future periods, additional milestone payments achieved will be amortized over the remaining period. Refundable milestone payments will be deferred and only included in the revenue recognition equation with non-refundable milestone consideration when the refund right effectively lapses. No product shipments have been made to Bayer, and, therefore, no revenue relating to upfront or milestone payments has been recognized.

(c) Accounts Receivable

Accounts receivable, trade, net is net of allowances for cash discounts, actual returns and bad debts of $435,000 at March 31, 2006 and $452,000 at December 31, 2005.

(d) Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payments, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases related to the Company’s employee stock purchase plan, based on estimated fair values. In its adoption of SFAS No. 123R, the Company applied the provisions of SAB No. 107 which was issued by the SEC in March 2005. Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. SFAS 148 amended the transition and disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s calendar year. The Company’s consolidated financial statements as of, and for the three months ended March 31, 2006, reflect the impact of the application of SFAS No.123R. In accordance with the modified prospective method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated for, and therefore do not include, the effect of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized over the requisite service period as compensation expense in the consolidated statement of operations. The Company uses the Black-Scholes option pricing model (“Black-Scholes model”) to estimate the fair value of share-based grants and the straight-line method to amortize compensation expense over their vesting period. These methods were also utilized by the Company in preparing the pro forma disclosures required under SFAS No. 123 (see Note 8). Under the intrinsic value method, except for compensation expense related to restricted stock awards, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations prior to 2006.

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and the compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and SAB No. 107. SFAS No. 123R requires forfeitures of stock-based awards prior to vesting to be estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from the estimates. Therefore, stock-based compensation expense for the three months ended March 31, 2006 reflects management’s estimate of forfeitures. However, in the Company’s pro forma information for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Total stock-based compensation expense recognized in accordance with SFAS No. 123R for the quarter ended March 31, 2006 was $389,000, which consisted of stock-based compensation expense related to employee and director stock options, employee stock purchases and restricted stock awards of $292,000, $55,000 and $42,000, respectively. Since the Company recognized the compensation expense related to restricted stock awards at their fair value on the applicable grant date in accordance with APB No. 25 and no forfeitures of such awards are currently anticipated, the Company’s net loss for the three months ended March 31, 2006 is $347,000, or $0.01 per share, greater than if the Company had continued to account for share-based compensation under APB No. 25. As of January 1, 2006, the beginning balance of deferred compensation of $437,000 related to restricted stock grants was reclassified to additional paid-in capital as required by SFAS No. 123R. See Note 8 for additional information.

The Company’s determination of fair value of share-based payment awards on the grant date using the Black-Scholes model is significantly effected by assumptions concerning the Company’s stock price volatility and projected employee stock option exercise behavior. Given the Company’s limited history, such assumptions are principally based on the observed history of other companies and may not be reflective of the patterns the Company will experience. In addition, although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and SAB No. 107 using the Black-Scholes model, that value may not be indicative of the fair value observed in a willing buyer/ willing seller market transaction.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This document provides alternative transition methods for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The Company is currently studying the alternatives provided in this document.

(e) Loss Per Common Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net loss	(9,673)	(11,552)

Denominator:
Weighted-average common shares outstanding	29,269,245	20,653,523
Weighted-average unvested restricted common shares subject to forfeiture	(81,451)	(88,024)

Shares used in calculating net loss per common share	$29,187,794	$20,565,499

Basic and diluted net loss per common share	$(0.33)	$(0.56)

Diluted net loss per common share is computed giving effect to all potentially dilutive securities, including stock options and warrants. Diluted net loss per common share for all periods presented is the same as basic net loss per common share because the potential common stock is anti-dilutive. Anti-dilutive common shares not included in diluted net loss per common share are summarized as follows:

	March 31,
	2006	2005
Common stock options	2,135,722	1,934,605
Warrants	3,793,363	1,732,676
Restricted common stock	81,451	88,005

	6,010,536	3,755,286

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents, and short-term investments consist of the following (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
March 31, 2006
Demand deposits	$1,502	$—	$—	$1,502
Money market accounts	752	—	—	752
Obligations of U.S. Government	19,691	119	—	19,810

Cash and Cash Equivalents	$21,945	$119	$—	$22,064

Auction-rate securities	$22,050	$—	$—	$22,050

Short-Term Investments	$22,050	$—	$—	$22,050

December 31, 2005
Demand deposits	$2,151	$—	$—	$2,151
Money market accounts	3,234	—	—	3,234
Obligations of U.S. Government	25,860	135	—	25,995

Cash and Cash Equivalents	$31,245	$135	$—	$31,380

Auction-rate securities	$25,350	$—	$—	$25,350

Short-Term Investments	$25,350	$—	$—	$25,350

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$1,060	$1,258
Work-in-process	1,091	1,422
Finished goods	1,135	1,491
Inventory subject to return	—	216

	$3,286	$4,387

Work-in-process inventory at March 31, 2006 represents Testim validation batches manufactured by a back-up supplier. The Company intends to sell this inventory after it receives approval of the alternate testing site and test method from the FDA. The Company capitalized this inventory based on favorable preliminary results from analytical testing, past product experience and Management’s belief that it is probable that the inventory will be saleable.

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Payroll and related expenses	$3,006	$3,672
Milestone and royalty expenses	2,990	2,846
Research and development expenses	2,292	2,018
Sales and marketing expenses	1,392	777
Testim coupon and rebate accrual	3,545	2,214
Other expenses	819	1,314

	$14,044	$12,841

6. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Equipment promissory notes	$213	$327
Less unamortized discount	(1)	(2)
Less current portion of notes payable	(161)	(260)

Notes payable, long-term portion	$51	$65

7. COMMITMENTS AND CONTINGENCIES

(a) Leases

On December 31, 2004, the Company entered into a 90-month lease agreement to move its headquarters facility to Malvern, Pennsylvania. The Company moved into the new office space in June of 2005. The Company paid a $400,000 security deposit under this new lease in January 2005, which is included in other assets at March 31, 2006. The Company received an allowance to improve the new facility of approximately $781,000. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life of the improvements or the life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The new lease includes a period of free rent and escalating minimum rent payments. The Company records rent expense for the minimum lease payments on a straight-line basis.

(b) Research, Development and License Agreements

The Company has entered into various licensing agreements. Through March 31, 2006, the Company has made aggregate milestone payments under all agreements of $9,625,000. The Company could make an additional $27,725,000 of contingent milestone payments under all agreements if all underlying events occur over the life of the agreements.

Bentley Pharmaceuticals, Inc. (Bentley)

In May 2000, the Company entered into a license agreement with Bentley Pharmaceuticals, Inc. (Bentley) for its patented transdermal gel technology. Under the agreement, as amended, the Company was granted an exclusive, worldwide, royalty-bearing license to make and sell products incorporating Bentley’s formulation technology that contain testosterone. The Company produces Testim under this agreement. The term of this agreement is determined on a country-by-country basis and extends until the later of patent right termination in a country or 10 years after the first sale of product in that country. In May 2001, the Company entered into a license with Bentley granting similar rights for a product containing another hormone, the term of which is perpetual. In May 2001, the Company also entered into a separate license granting similar rights for a product containing a therapeutic drug.

In addition to its royalty obligations, the Company is obligated to pay certain upfront payments and milestones under the license agreements with Bentley. Through March 31, 2006, the Company has made aggregate upfront and milestone payments under the three license agreements with Bentley of $625,000. If all events under the Bentley license agreements occur, the Company would be obligated to pay a maximum of an additional $1,025,000 in milestone payments.

BioSpecifics Technologies Corp (BioSpecifics)

In June 2004, the Company entered into a development and license agreement with BioSpecifics Technologies Corp. (BioSpecifics) and amended such agreement in May 2005 (the BioSpecifics Agreement). Under the BioSpecifics Agreement, as amended, the Company was granted exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ enzyme AA4500. The Company’s licensed rights concern the development of products, other than dermal formulations labeled for topical administration. Currently, the Company is developing AA4500 for the treatment of Dupuytren’s Disease, Peyronie’s Disease and Adhesive Capsulitis, or Frozen Shoulder Syndrome. The Company may expand the BioSpecifics Agreement, at its option, to cover other indications as they are developed by the Company or BioSpecifics.

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

BioSpecifics has the option, exercisable no later than six months after FDA approval of the first New Drug Application or Biologics License Application with respect to a product, to assume the right and obligation to supply, or arrange for the supply from a third party other than a back-up supplier qualified by the Company, a specified portion of commercial product required by the Company. The agreement provides that the Company may withhold a specified amount of a milestone payment until (i) BioSpecifics executes an agreement, containing certain milestones, with a third party for the commercial manufacture of the product, (ii) BioSpecifics commences construction of a facility, compliant with current Good Manufacturing Practices, for the commercial supply of the product, or (iii) 30 days after BioSpecifics notifies the Company in writing that it will not exercise the supply option.

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

Finally, the Company is obligated to make contingent milestone payments upon contract initiation, receipt of technical data, the one-year anniversary of the BioSpecifics Agreement, filing of regulatory applications and receipt of regulatory approval. In March 2005, the Company accrued the one-year contract anniversary payment of $3,000,000 which was paid in June 2005. The Company recorded this accrual as an additional in-process research and development expense in the first quarter of 2005 because AA4500 was in the early stages of Phase II clinical trials and there is no alternative future use for AA4500 prior to FDA approval. The Company could make up to an additional $5,500,000 of contingent milestone payments under the BioSpecifics Agreement if all existing conditions are met. Additional milestone obligations may be due if the Company exercises an option to develop and license AA4500 for additional medical indications.

Formulation Technologies, L.L.C., d/b/a PharmaForm (PharmaForm)

In June 2003, the Company expanded its drug delivery technology portfolio by entering into a license agreement with Formulation Technologies, L.L.C., d/b/a PharmaForm (PharmaForm). Under this agreement, as amended, the Company was granted an exclusive, worldwide, royalty-bearing license to develop, make and sell products that contain hormones or that are used to treat urologic disorders incorporating PharmaForm’s oral transmucosal film technology for which there is an issued patent in the U.S. The term of this license agreement is for the life of the licensed patents.

In February 2005, the Company entered into an additional license agreement with PharmaForm. Under this agreement, the Company was granted exclusive, worldwide royalty-bearing rights to develop, manufacture and market eight compounds using PharmaForm’s proprietary transmucosal film technology for the management of pain, including acute and chronic pain. The compounds that may be developed include opioids as well other types of analgesics. In February 2005, the Company paid an up-front payment of $500,000 and could make up to an additional $21,200,000 in contingent milestone payments if all underlying events for these eight products occur. Such milestone payments for each product are contingent upon commencement of certain clinical trials, submission of application for product approval, and approval of product. In addition, the Company will have on-going royalty payment obligations to

PharmaForm on a product-by-product and county-by-country basis for the longer of 10 years after first commercial sale or the expiration of the last to expire patent in the applicable country. The timing of the remaining payments, if any, is uncertain.

To speed the development of products using the licensed technology from PharmaForm, the Company entered into a research and development agreement with PharmaForm on a fee for service basis. The Company will be the sole owner of any intellectual property rights developed in connection with this agreement.

(c) Manufacturing Agreements

Cobra Biologics Ltd. (Cobra)

The Company has qualified Cobra as a back-up supplier of AA4500 under the BioSpecifics Agreement. In July 2005 the Company entered into an agreement with Cobra for the process development, scale up and manufacture of AA4500 for Phase II/III clinical trials (the Cobra Agreement). Accordingly, the Company expects to rely on Cobra as its primary supplier of AA4500 for clinical trials.

The Cobra Agreement is divided into five stages with specific objectives, timelines, down payments and total payments that attach to each stage. The Company may terminate the Cobra Agreement at the completion of each stage if the objective or the timeline for such stage is not met. Through March 31, 2006, the Company incurred a total of $4,972,000 million under the Cobra Agreement.

Althea Technologies, Inc., (Althea)

In order to prepare AA4500 for clinical trials, AA4500 bulk substance produced by Cobra must be filled and lyophilized, placebo must be manufactured and a sterile diluent must be produced (collectively, “pharmaceutical products”). In February 2006, the Company entered into a Manufacturing and Clinical Supply Agreement with Althea Technologies, Inc. (Althea) that sets out the general terms and conditions under which Althea will produce these pharmaceutical products in bulk or finished dosage form for development and/or clinical use only. At the time the Company executed the agreement, the Company and Althea entered into a project plan that provides the parameters for the production of the pharmaceutical products. Pursuant to the project plan, the Company will supply bulk substance of AA4500 produced by Cobra to Althea which, in turn, will produce and deliver to the Company the pharmaceutical products. The agreement provides that the Company will pay Althea 50% of the total fees due to Althea upon signing of the project plan. Althea will then invoice the Company monthly for services completed during such month and the balance of the fees will be invoiced upon delivery of the pharmaceutical products. Through March 31, 2006, the Company has incurred $184,000 under the agreement with Althea.

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

The Company and Oscient utilize a joint marketing and promotion plan which sets forth the responsibilities of both parties with respect to the marketing and promotion of Testim in the U.S. primary care physician market. The Company and Oscient share equally these promotional expenses. Each party is responsible for the costs associated with its own sales force. The combined spending for marketing and promotion of Testim in the primary care physician market in the U.S. for the quarter ended March 31, 2006 was $3,044,000.

Oscient will be compensated for its services based on a specified percentage of the gross profit from Testim sales attributable to primary care physicians in the U.S. that exceed a specified sales threshold (the “Oscient co-promotion fees”). All gross profit earned on sales to primary care physicians below the predetermined threshold and all gross profit earned on all sales to non primary care physicians are not subject to the terms of the Oscient Agreement. Once sales to primary care physicians have exceeded the predetermined sales threshold, the gross profit earned on such sales is available to be split between the Company and Oscient. Once all agreed upon promotional expenses are appropriately reimbursed to each party, the gross profit remaining will be divided according to agreed upon percentages. The specific percentages are based upon Testim sales levels above the threshold attributable to primary care physicians actually achieved. For the quarter ended March 31, 2006, the Company has recorded $963,000 of expense for the Oscient co-promotion fees.

The Oscient Agreement can be terminated by either party upon the occurrence of certain termination events. The Company may be obligated to make termination payments in certain instances. Also, Oscient has been granted the exclusive option to co-promote any future product candidate of the Company that treats hypogonadism and contains testosterone as the active ingredient.

The Company invoices and records in its financial statements all sales of Testim, including those sales to primary care physicians that exceed the specified threshold, as well as the gross profit earned on all sales. The Company records its share of promotional expenses incurred and the Oscient co-promotion fees as “selling, general and administrative” expenses on its consolidated statement of operations.

8. EMPLOYEE STOCK BENEFIT PLANS

(a) Employee Stock Purchase Plan

In June 2004, the Board of Directors adopted and the stockholders approved the 2004 Employee Stock Purchase Plan. The 2004 Employee Stock Purchase Plan permits employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. Employees are enrolled in a two-year option period. Employees purchase stock in half-year intervals at 85% of the lower of the fair market value of common stock on the date of purchase or the beginning of the two year option period. There is a maximum of 200,000 shares issuable under the 2004 Employee Stock Purchase Plan. In November 2004, employees purchased an aggregate of 14,268 shares of common stock at a price of $6.375 per share. In May 2005, employees purchased an aggregate amount of 66,530 shares of common stock at a price of $4.063 per share. In November 2005, employees purchased an aggregate of 58,597 shares of common stock at a price of $3.9525 per share. At March 31, 2006, there were 60,605 shares available for issuance under the 2004 Employee Stock Purchase Plan. On April 20, 2006 the Board of Directors terminated this plan effective with the May 2006 stock purchase.

(b) Stock Options and Stock Awards

In June 2004, the Board of Directors adopted and the stockholders approved the 2004 Equity Compensation Plan (the 2004 Plan) authorizing the granting of incentive and nonqualified stock options and stock awards to employees, non-employee directors and service providers. In June 2004, the stockholders also approved the merger of the 2000 Equity Compensation Plan (the 2000 Plan) into the 2004 Plan and authorized the increase of shares authorized under the 2004 Plan to 2,845,450 shares upon the effectiveness of the registration statement for the IPO. The Compensation Committee of the Board of Directors administers the 2004 Plan. The Committee determines who will receive stock options or awards. To date, the Company has granted only nonqualified stock options and restricted stock awards under the 2004 Plan. Generally, stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, have a ten year contractual term, and vest no later than four years from the date of grant, with immediate vesting upon a change of control of the Company. The Company issues new shares of common stock upon exercise of stock options. At March 31, 2006 there were 228,953 shares available for future grants under the 2004 Plan.

On September 20, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of the unvested portion of “out-of-the-money” stock options held by current employees, including executive officers. A stock option was considered “out-of-the-money” if the option exercise price was greater than $6.00 per share. The closing price of the Company’s common stock on September 20, 2005 was $5.69. All other terms and conditions of these “out-of-the-money” options remained unchanged. As a result of the acceleration, options to purchase 523,795 shares of the Company’s common stock became exercisable immediately. The accelerated options range in exercise price from $7.50 to $12.50 and the weighted average exercise price of the accelerated options was $9.64 per share. The decision to accelerate the vesting of these “out-of-the-money” options was made to avoid recognizing compensation expense in future financial statements upon the adoption of SFAS No. 123R.

(c) General Stock Option Information

The following table summarizes the status of options outstanding at March 31, 2006:

Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2005	2,101,498	$5.92
Granted	98,000	7.00
Exercised	(50,437)	4.78
Canceled	(13,339)	5.38

Outstanding at March 31, 2006	2,135,722	$6.00	8.16	$5,104,000

Exercisable at end of period	1,252,817	$6.53	7.40	$2,739,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s stock closing price of $7.93 as of March 31, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 882,712.

During the three months ended March 31, 2006, the weighted-average grant-date fair value of options granted was $4.60, the total intrinsic value of options exercised was $81,000, and the total fair value of shares vested was $390,000.

(d) Restricted Stock Information

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the three months ended March 31, 2006:

Nonvested shares	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2005	81,451	$6.64
Granted	—	—
Vested	—	—
Cancelled	—	—

Nonvested at March 31, 2006	81,451	$6.64

(e) Valuation and Expense Information under SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including stock options and employee stock purchases related to the employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method under APB No. 25 and provided pro forma information in accordance with SFAS No. 123 concerning the impact of a fair value measurement of share-based compensation. The fair value of each share-based award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table. The expected volatility is based on the blended historical volatility of peer group companies and, for 2006, the historical volatility of the Company. The Company uses the simplified calculation of expected option life, described in SAB No. 107, since the Company’s history is inadequate to determine a reasonable estimate of the option life. The dividend yield is determined based on the Company’s history to date and management’s estimate of dividends over the option life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant.

	Three Months Ended March 31,
	2006	2005
Weighted average assumptions:
Expected life of options (in years)	6.25	7.00
Risk-free interest rate	4.55%	3.57%
Expected volatility	67.50%	80.00%
Expected dividend yield	0.00%	0.00%

The following table summarizes stock-based compensation expense for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Stock-based compensation expense:
Research and development	$52,000	$—
Selling, general and administrative	337,000	41,000

Total	$389,000	$41,000

Pre-vesting forfeitures are estimated in the determination of total stock-based compensation cost based on Company experience. The estimate on pre-vesting forfeitures will be adjusted in future periods to the extent to which actual pre-vesting forfeitures differ, or are expected to differ, from such estimates. As of March 31, 2006, there was approximately $2,690,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 3.14 years. Future grants will add to this total, whereas future amortization and the vesting of existing grants will reduce this total.

(f) Pro Forma Disclosures

The pro forma information presented in the following table assumes that compensation cost for employee and director service option grants and purchase rights under the Company’s 2004 Employee Stock Purchase Plan has been determined based on the fair value at the grant dates for those options, consistent with SFAS No. 123. On this basis, the net loss and net loss per common share for the three months ended March 31, 2005 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net loss applicable to common stockholders, as reported	$(11,552)
Add: total stock based employee compensation expense recognized under the intrinsic value based method	41
Deduct: total stock based employee compensation expense determined under fair value based method	(248)

Pro forma net loss applicable to common stockhoders	$(11,759)

Net loss per common share:
Basic and diluted, as reported	$(0.56)

Basic and diluted, pro forma	$(0.57)

9. TESTIM MARKETING AND DISTRIBUTION AGREEMENTS

In December 2003, the Company entered into an exclusive marketing and distribution agreement with Bayer in Canada. The Company filed for regulatory approval of Testim in Canada in March 2004 and has responded to questions raised by the Canadian authorities as part of the approval process. Under the agreement, Bayer will purchase product and pay certain royalty and milestone payments. Future milestone payments are due upon the first sale of Testim in Canada and upon achieving specified sales levels. The term of the agreement is for the life of the patent covering Testim in Canada.

In March 2004, the Company signed a license and distribution agreement with Ipsen to use and sell Testim on a worldwide basis outside of the U.S., Canada, Mexico and Japan. As of March 31, 2006, Testim is approved for marketing in the Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, The Netherlands, Norway, Portugal, Spain, Sweden, and the U.K. Ipsen is responsible for obtaining regulatory approval in non-EU countries and the remaining EU countries. In addition, Ipsen is obligated to purchase product from the Company and to pay royalty and certain milestone payments. Future milestone payments are due upon regulatory approval, product launch in various countries and supply price reductions. The license is exclusive and royalty-bearing for the longer of ten years from market launch or the expiration of patent protection in any particular country.

Through March 31, 2006, the Company collected $11,900,000 of license payments under these agreements. Of this amount $10,300,000 relates to non-refundable milestones from Ipsen. The remaining $1,600,000 consists of a $1,000,000 refundable milestone from Ipsen and $600,000 of milestones from Bayer that cannot be recognized at this time. During the quarter ended March 31, 2006, the Company recorded $171,000 of revenue for up-front and milestone amounts received from Ipsen. At March 31, 2006, $698,000 was classified as current deferred revenue and $10,496,000 was classified as long-term deferred revenue.

10. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(9,673)	$(11,552)
Other comprehensive loss:
Foreign currency translation	(4)	3
Unrealized loss on available for sale securities	(16)	3

Comprehensive loss	$(9,693)	$(11,546)

The foreign currency translation amounts relate to our foreign subsidiary. Unrealized gains on available for sale securities relate to our cash equivalents (see Notes 2d and 3).

Item 2. Management’s Discussion & Analysis of Financial Conditions/ Results of Operations.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the efficacy of our product candidates, the commercial benefits available to us as a result of our agreements with third parties, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management and other statements regarding matters that are not historical facts and involve predictions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are subject to a number of risks and uncertainties including, among other things:

•	growth in sales of Testim®, our only marketed product;

•	growth of the overall androgen market;

•	availability and obtaining additional funds through public or private offerings of debt or equity securities;

•	achieving market acceptance of Testim by physicians and patients and compete effectively with other Testosterone Replacement Therapy (TRT) products;

•	obtaining and maintaining all necessary patents or licenses;

•	purchasing ingredients and supplies necessary to manufacture Testim at acceptable terms to us.

•	obtaining and maintaining relationships with government and third party payors;

•	the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	meeting applicable regulatory standards, file for and receive required regulatory approvals;

•	complying with the terms of our license and other agreements;

•	manufacturing of Testim and product candidates in commercial quantities at reasonable costs and competing successfully against other products and companies;

•	incremental productivity and costs associated with our co-promotion arrangements;

•	changes in industry practice; and

•	one-time events.

These risks are not exhaustive. See the section entitled “Risk Factors” beginning on page 28 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC) for a more detailed discussion of these risks. Other sections of this quarterly report may include additional factors which could adversely impact the Company’s future results, performance, achievements and prospects. Moreover, the Company operates in a very competitive and rapidly changing environment. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements. Although it believes that the expectations reflected in forward-looking statements are reasonable, the Company cannot guarantee that the future results, performance, achievements and prospects reflected therein will be achieved or occur. The Company qualifies all forward-looking statements by these cautionary statements.

Overview

We are a specialty pharmaceutical company with a focus on developing and marketing products for urology, sexual health and other indications within specialty markets. We currently have a sales and marketing organization of approximately 130 people. Our only marketed product, Testim®, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as loss of libido, adverse changes in body composition, irritability and poor concentration.

We reported revenues in the first quarter of 2006 of $14.9 million, an increase of 69% over the $8.8 million reported in the first quarter of 2005. Net revenues for 2006 include a one-time benefit of $1.2 million, resulting from the adoption of the wholesaler method of revenue recognition. Excluding this one-time benefit, net revenues for the 2006 first quarter increased 56% over the comparable 2005 period. According to National Prescription Audit data from IMS Health (IMS), a pharmaceutical market research firm, Testim’s share of total prescriptions for the gel segment of the TRT market was 16.9% for the month of March 2006, compared with 12.1% for the month of March 2005.

We target diseases with unmet medical needs that we believe can be addressed by more innovative, effective or easy to use products. Our current product pipeline includes:

•	Five projects in clinical development;

•	Two pain product candidates in pre-clinical development;

•	Options to additional indications for AA4500; and

•	With respect to our transmucosal film technology, rights to six additional pain product candidates and other products for urology and sexual health.

Our lead project is AA4500, an injectable enzyme. We have an option to license all non-topical uses of AA4500, and we currently are pursuing three indications: Dupuytren’s Disease, Peyronie’s Disease and Adhesive Capsulitis, or Frozen Shoulder Syndrome. We believe that AA4500 has completed Phase II of development for the treatment of Dupuytren’s Disease, and we expect to begin a pivotal Phase III study for AA4500 for the treatment of Dupuytren’s Disease in the second half of 2006. We believe that AA4500 is in Phase II of development for the treatment of Peyronie’s Disease and Frozen Shoulder Syndrome, and we expect to commence a Phase IIb dose optimization study for AA4500 for the treatment of Peyronie’s Disease in the second half of 2006. Each of these disease states is characterized by patients suffering the debilitating effects and deformities of scar tissue. AA4500 was identified for in-licensing because of its application for the treatment of Peyronie’s Disease, which is a plaque or hard scar on the shaft of the penis that causes substantial distortion of the penis upon erection. Men suffering from Peyronie’s Disease are often unable to engage in sexual intercourse due to the deformity of their erection.

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

We have in-licensed a platform technology for the delivery of hormones and pharmaceutical products through the oral mucosal membrane. AA2600, is a TRT for the treatment of hypogonadism that utilizes this transmucosal film technology. We began a Phase III long-term safety trial in the EU in the first quarter of 2006, and we expect to commence Phase III pivotal trials in the U.S. in the second quarter of 2006.

We also have a project, which we refer to as AA4010, in Phase I of development for the treatment for overactive bladder using the same transmucosal film delivery system. We currently are seeking a partner to further develop this product candidate. Overactive bladder is a medical condition affecting both men and women characterized by urinary urgency and increased frequency of urination.

We have two pain products using our transmucosal film delivery system in pre-clinical development. We also have rights to six additional pain products and products for hormone replacement and urologic disease using our transmucosal film delivery system.

We have never been profitable and have incurred an accumulated deficit of $147.2 million as of March 31, 2006. We expect to incur significant operating losses for the foreseeable future. Commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as a result of our co-promotion agreement with Oscient Pharmaceuticals Corp. (Oscient), and as we continue to market Testim, additional development and pre-commercialization costs for existing and new product opportunities, acquisition costs for new product opportunities and increased general and administration expense to support the infrastructure required to grow and operate as a public company. We will need to generate significant revenues to achieve profitability.

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

Results of Operations

Accounting changes

As discussed in Note 2b to the Company’s unaudited consolidated financial statements contained herein and under the heading “Critical Accounting Policies and Significant Judgments and Estimates-Revenue Recognition” set forth below, in the first quarter of 2006 the Company began recognizing revenue for Testim sales at the time of shipment of the product to customers. Prior to 2006, the recognition of revenue on shipments of Testim units to customers was deferred until the units were dispensed through patient prescriptions. As a result of this change in revenue recognition, net revenues for 2006 include a one-time benefit of $1.2 million and the net loss for 2006 includes a one-time benefit of $702,000, or $0.02 per share.

In addition, as discussed in Note 2d, the Company adopted effective January 1, 2006 SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s calendar year. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of application of SFAS No.123R. This accounting standard requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for periods prior to 2006 have not been restated for, and therefore do not include, the effect of SFAS 123R. Prior to 2006, the Company recognized the compensation expense related to stock-based awards measured by the intrinsic value of the award at grant date in accordance with APB No. 25. As a result of this change, the Company’s net loss for the three months ended March 31, 2006 is $0.3 million, or $0.01 per share, higher than if the Company had continued to account for share-based compensation under APB No. 25.

Three Months Ended March 31, 2006 and 2005

Net revenues. Net revenues increased $ 6.1 million to $14.9 million for the quarter ended March 31, 2006 from $8.8 million for the comparable 2005 period. Of this increase, a $1.2 million benefit resulted from the change in revenue recognition discussed above. Excluding this one-time benefit, net revenues for the 2006 first quarter increased 56% over the comparable 2005 period. The remainder of the increase in net revenues resulted primarily from substantial growth in demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. Prescription units dispensed increased from approximately 62,300 in the first quarter of 2005 to approximately 95,000 in the comparable period in 2006. We believe that Testim prescription growth in the 2006 period over the 2005 period was driven by strong physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product to Testim, the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians, and our co-promotion agreement with Oscient. The increase in net revenues in the 2006 period over the 2005 period also result from price increases having a cumulative impact of 7% partially offset by increases in wholesaler discounts due to increased distribution costs, product rebates as Testim became more widely prescribed by managed care providers and increased utilization of coupons that provided new patients with one month supply of free product. Net revenues include for the first quarter of 2006 $0.2 million of amortization of Ipsen up-front and milestone payments which commenced in the third quarter of 2005 and for the first quarter of 2005 $0.3 million of product shipments to Ipsen Farmaceutica, B.V. (Ipsen). There were no sales of product to Ipsen in the first quarter of 2006.

Cost of goods sold. Cost of goods sold were $3.9 million and $2.8 million for the three months ended March 31, 2006 and 2005, respectively. The increase in cost of goods sold for the three months ended March 31, 2006 over the comparable period in 2005 was directly attributable to the increase in Testim revenue in the U.S. Gross margin on our net revenues was 74.1% in the 2006 period compared to 67.9% in the 2005 period. Excluding the change in revenue recognition, gross margin was 75.5% for the first quarter of 2006. Gross margin reflects the cost of product sold as well as royalty payments made to the Company’s licensor on the sales of Testim. The improvement in gross margin reflects the benefit of year-over-year price increases, a reduction in the royalty rate paid to the Company’s licensor, and manufacturing cost reductions. The gross margin rate for the first quarter of 2006 was also positively impacted in comparison to 2005 by the amortization revenue of Ipsen up-front and milestone payments and the lack of low-margin sales in 2006 on international product shipments.

Research and development expenses. Research and development costs for the first quarter of 2006 were $8.4 million compared with $9.1 million for the comparable year-ago period. Research and development expenses for the first quarter of 2005 included the accrual of a $3.0 million anniversary payment under the AA4500 license and development agreement and a $0.5 million up-front payment for licensing the rights to various pain formulations using the transmucosal film technology. Excluding these items, the increase in research and development expense in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to the increased spending for development and manufacturing scale up for AA4500 and ongoing investment in developing AA2600.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $12.9 million for the quarter ended March 31, 2006 compared with $8.7 million for the year-ago quarter. The increase was primarily due to higher investment in promotional spending including the costs associated with the Company’s co-promotion agreement with Oscient, and the additional stock compensation expense resulting from the adoption of SFAS 123R.

Interest income (expense), net. Interest income (expense), net was $0.6 million and $0.2 for the three months ended March 31, 2006 and 2005, respectively. Net interest income in the 2006 period relates primarily to interest earned on the invested proceeds from our private placement in June 2005.

Liquidity and Capital Resources

Since inception through March 31, 2006, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through March 31, 2006, we received net proceeds of approximately $174.3 million from the IPO, private sales of securities and the exercise of stock options. We had approximately $22.1 million and $31.4 million in cash and cash equivalents as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, we also had $22.1 million and $25.4 million, respectively, in short-term investments.

We believe that our current financial resources and sources of liquidity will be adequate to fund our anticipated operations until at least the end of 2007. We may, however, need to raise additional funds prior to this time in order to support our obligations under our existing or any new co-promotion agreement or to enhance our sales and marketing efforts for additional products we may acquire, fund the construction or improvement of manufacturing facilities or products in development, whether owned by the Company or a third party, commercialize any product candidates that receive regulatory approval, and acquire or in-license approved products or product candidates or technologies for development. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

We have two equipment loans with General Electric Capital Corporation totaling $0.2 million outstanding at March 31, 2006. The equipment facilities bear interest at a weighted-average rate of 9.3% per annum.

In April 2006, we filed a shelf registration statement with the SEC to allow for the potential future sale by us, from time to time, in one or more offerings, of up to $100 million of certain debt and equity instruments specified therein. The shelf registration statement became effective on May 8, 2006. We believe it is good corporate policy to maintain an effective shelf registration statement.

Sources and Uses of Cash

Cash used in operations was $12.5 million and $6.5 million for the three months ended March 31, 2006 and 2005, respectively. Cash used in operations in the 2006 period results primarily from operating losses. Cash used in operations in the 2005 period results primarily from operating losses, net of the $3.0 million non-cash charge for the AA4500 anniversary payment referred to above.

Cash provided by investing activities was $3.0 million for the three months ended March 31, 2006 compared to $1.8 million for the three months ended March 31, 2005. Cash provided by investing activities in the 2006 period and the 2005 period relates primarily to the net effect of purchases and redemptions of short-term investments.

Cash provided by financing activities was $0.1 million for the three months ended March 31, 2006. Cash provided by financing activity in the 2006 period results primarily from cash receipts from stock option exercises offset by debt payments on debt financings.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of March 31, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$212	$161	$51	$—	$—
Operating lease obligations	3,555	906	1,301	912	436
Purchase obligations (1)	950	190	380	380

	$4,717	$1,257	$1,732	$1,292	$436

(1)	Amount represents a $0.2 million minimum annual manufacturing fee.

The contractual commitments reflected in this table exclude $27.7 million of contingent milestone payments that we may be obligated to pay in the future. We do not expect to pay any of these contingent milestone payments through March 31, 2007. These remaining milestones relate primarily to manufacturing process development, filing of regulatory applications and receipt of regulatory approval. The above table also excludes future royalty payments and wholesaler distribution fees because they are contingent on product sales. In addition, the above table excludes any co-promotional expenses and fees that may be due Oscient because they are contingent upon combined promotional expenditures and future product sales to primary care physicians, respectively.

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

Revenue Recognition. We sell Testim to pharmaceutical wholesalers and chain drug stores. Prior to the units being dispensed through patient prescriptions, these companies have the right to return Testim for any reason up to one-year after product expiration. Revenue for this product is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, and Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together SAB No. 101). Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. In order to develop a methodology, and provide a basis, for estimating future product returns on sales to our customers at the time of shipment, we have been tracking the Testim product return history, taking into consideration product expiration dating at time of shipment and levels of inventory in the wholesale and retail channel. Based on the product return history gathered through the end of the first quarter of 2006, we now believe we have the information to reasonably estimate customer returns and, therefore, in the first quarter of 2006 began recognizing revenue for Testim sales at the time of shipment of the product to our customers. Prior to 2006, we were unable to reasonably estimate customer returns and, therefore, deferred the recognition of revenue on product shipments of Testim units to our customers until the units were dispensed through patient prescriptions, since units dispensed through prescriptions are not subject to return. We estimated prescription units dispensed based on distribution channel data provided by external, independent sources.

In addition, we must make estimates for discounts and rebates provided to third-party payers and coupons provided to patients. Testim is covered by Medicare, Medicaid and numerous independent insurance and pharmacy benefit managers, or PBMs. Some of these programs have negotiated rebates. We obtain estimates of prescription units dispensed under the various rebate programs from the same external sources discussed above. We make estimates of the rebates based on the external-source reports of volumes and actual contract terms. In addition, we provide coupons to physicians for use with prescriptions as promotional incentives. We utilize a contract service provider to process and pay claims to patients for actual coupon usage. As Testim becomes more widely used and as we continue to add managed care and PBMs, actual results may differ from our previous estimates. To date, our estimates have not resulted in any material adjustments to our operating results.

For revenues associated with licensing agreements, we use revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 101 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. We entered into license and distribution agreements with each of Ipsen and Bayer to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan. Under these agreements, the distributor and the licensee are each required to purchase Testim from us and make up-front, milestone and royalty payments. Under these agreements, the distributor and the licensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Only milestone payments for product supply price reductions are refundable if we subsequently increase the supply price; otherwise, no up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to our nonperformance. We are obligated under the agreements to provide multiple deliverables; the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21 the deliverables under each of these agreements are treated as single units of accounting as we do not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. We have deferred revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under each agreement.

Upon product shipment, non-refundable up-front and milestone revenue is recognized as revenue on a straight line basis over the remaining contract term. The amortization period for the agreement with Ipsen is based upon contractual terms and currently estimated to be 17 years. We have started to amortize milestones received over this period since the first product has been shipped. When earned by us in future periods, additional milestone payments achieved will be amortized over the remaining period. Refundable milestone payments will be deferred and only included in the revenue recognition equation with non-refundable milestone consideration when the refund right effectively lapses. No product shipments have been made to Bayer, Inc. (Bayer) and, therefore, no revenue relating to upfront or milestone payments have been recognized.

Inventory Valuation. We rely on a single source supplier for one of the key ingredients in Testim. As a result, we have purchased a substantial safety stock of this ingredient on which we have limited shelf-life data. We continue to perform stability testing on the ingredient to determine its maximum shelf-life. In addition, our finished goods inventory has a definitive shelf-life. We estimate that the demand for Testim will be such that the raw materials and finished goods on hand will ultimately be used in future production and sold to our customers. As a result, we have not recorded a material valuation allowance for potential excess inventory as of March 31, 2006. We will continually evaluate the demand for Testim and the data from the stability testing to determine whether an allowance for excess inventory is warranted. In addition, at March 31, 2006 we have capitalized as work-in-process inventory $1.1 million of Testim manufactured by a back-up supplier. We intend to sell this inventory after we receive approval of the alternate testing site and test method from the FDA. We capitalized this inventory based on favorable preliminary results from analytical testing, past product experience and our belief that it is probable that the inventory will be saleable. If the FDA does not approve the alternate testing site and the test method, we will have to write-off this inventory.

Valuation of Equity Instruments used in Stock-Based Compensation. Effective January 1, 2006 we account for stock-based compensation costs in accordance with SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options and employee stock purchases related to the 2004 Employee Stock Purchase Plan. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. The determination of fair value of share-based payment awards on the grant date requires significant judgment. Assumptions concerning our stock price volatility and projected employee exercise behavior over the contractual life of the award can significantly impact the estimated fair value of an award. Given the limited history of our Company, such assumptions are principally based on the observed history of other companies, which may not be reflective of the patterns we will experience. If our actual experience differs significantly from the assumptions used to compute stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little expense for our share-based payment awards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Our investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. All our cash, cash equivalents and short-term investments at March 31, 2006, amounting to approximately $44.1 million, were maintained in bank demand accounts, money market accounts, U.S. government backed securities and ARS. We do not hedge our interest rate risks as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information included in this Report, the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2005 should be carefully considered in evaluating our business, financial position and future prospects. Although there has been no material changes to the risk factors described in such Annual Report on Form 10-K, the risks described therein are not the only risks facing our company. Additional risks that we do not presently know or that we currently believe are immaterial could also materially adversely affect our business, financial position and/or future prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Employment Agreement, dated May 10, 2005, between the Registrant and Edward F. Kessig.

10.2**	Manufacturing and Clinical Supply Agreement, dated February 28, 2006, between the Registrant and Althea Technologies, Inc.

10.3	Indemnification Agreement, dated March 31, 2006, between the Registrant and KPMG LLP (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006, File No. 000-50855, and incorporated by reference herein).

10.4	2006 Base Salaries and Target Cash Bonus Awards; Annual Compensation Earned in 2005 (filed with the Registrant’s Current Report on Form 8-K filed on February 24, 2006, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Exchange Act of 1934, as amended. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

/s/ Gerri A. Henwood
Gerri A. Henwood
Chief Executive Officer and Interim President
(Principal Executive Officer)

Date: May 12, 2006

AUXILIUM PHARMACEUTICALS, INC.

/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 12, 2006

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement, dated May 10, 2005, between the Registrant and Edward F. Kessig.

10.2**	Manufacturing and Clinical Supply Agreement, dated February 28, 2006, between the Registrant and Althea Technologies, Inc.

10.3	Indemnification Agreement, dated March 31, 2006, between the Registrant and KPMG LLP (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006, File No. 000-50855, and incorporated by reference herein).

10.4	2006 Base Salaries and Target Cash Bonus Awards; Annual Compensation Earned in 2005 (filed with the Registrant’s Current Report on Form 8-K filed on February 24, 2006, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gerri A. Henwood, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Exchange Act of 1934, as amended. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission.