Form 10-Q
period 2006-06-30
AUXILIUM PHARMACEUTICALS INC
filed 2006-08-09
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 1, 2006, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 29,402,409.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,416	$31,380
Short-term investments	15,900	25,350
Accounts receivable, trade, net	8,443	4,614
Accounts receivable, other	513	200
Inventories	1,863	4,387
Prepaid expenses and other current assets	1,577	2,365

Total current assets	45,712	68,296
Property and equipment, net	4,066	3,690
Other assets	699	709

Total assets	$50,477	$72,695

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$58	$260
Accounts payable	3,453	5,109
Accrued expenses	14,848	12,841
Deferred revenue, current portion	698	2,911
Deferred rent, current portion	103	123

Total current liabilities	19,160	21,244

Notes payable, long-term portion	37	65

Deferred revenue, long-term portion	10,322	10,671

Deferred rent, long-term portion	788	842

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued and outstanding 29,415,711 and 29,241,482 shares at June 30, 2006 and December 31, 2005, respectively	294	292
Additional paid-in capital	178,782	177,429
Accumulated deficit	(158,934)	(137,515)
Deferred compensation	—	(437)
Treasury stock at cost: 4,344 shares at June 30, 2006	(39)	—
Accumulated other comprehensive income	67	104

Total stockholders’ equity	20,170	39,873

Total liabilities and stockholders’ equity	$50,477	$72,695

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$16,471	$9,839	$31,365	$18,636
Operating expenses:	—
Cost of goods sold	4,386	3,149	8,237	5,977
Research and development	8,859	4,250	17,227	13,327
Selling, general, and administrative	15,473	11,049	28,379	19,713

Total operating expenses	28,718	18,448	53,843	39,017

Loss from operations	(12,247)	(8,609)	(22,478)	(20,381)
Interest income (expense), net	494	236	1,053	456
Other income (expense), net	7	(216)	6	(216)

Net loss	$(11,746)	$(8,589)	$(21,419)	$(20,141)

Basic and diluted net loss per common share	$(0.40)	$(0.41)	$(0.73)	$(0.97)

Weighted average common shares outstanding	29,244,903	20,751,489	29,227,610	20,659,183

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(21,419)	$(20,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	478	541
Stock-based compensation	1,019	265
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(4,143)	(2,743)
Inventories	2,523	(1,084)
Prepaid expenses and other current assets	715	220
Accounts payable and accrued expenses	338	3,650
Deferred revenue	(2,562)	734
Deferred rent	(73)	400

Net cash used in operating activities	(23,124)	(18,158)

Cash flows from investing activities:
Purchases of property and equipment	(806)	(607)
Purchases of short-term investments	(42,900)	(2,250)
Redemptions of short-term investments	52,350	6,500

Net cash provided by investing activities	8,644	3,643

Cash flows from financing activities:
Proceeds from common shares and warrants issued in private placement, net of transaction costs	—	39,247
Payments on debt financings	(231)	(205)
Proceeds from exercise of common stock options	534	282
Proceeds from ESPP purchase	239	271
Purchase of treasury stock	(39)	—

Net cash provided by financing activities	503	39,595

Effect of exchange rate changes on cash	13	—

Increase (decrease) in cash and cash equivalents	(13,964)	25,080
Cash and cash equivalents, beginning of period	31,380	32,707

Cash and cash equivalents, end of period	$17,416	$57,787

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2006

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury Stock			Deferred compensation	Accumulated other comprehensive income
	Shares	Amount			Shares	Cost
Balance, January 1, 2006	29,241,482	$292	$177,429	$(137,515)	—	$		$(437)	$104
Reclassification of deferred compensation	—	—	(437)	—	—		—	437	—
Exercise of common stock options	113,798	1	533	—	—		—	—	—
Employee Stock Purchase Plan purchases	60,544	1	238	—	—		—	—	—
Cancellation of restricted stock	(113)	—	—	—	—		—	—	—
Stock-based compensation	—	—	1,019	—	—		—	—	—
Foreign currency translation adjustment	—	—	—	—	—		—	—	4
Unrealized loss on available for sale securities	—	—	—	—	—		—	—	(41)
Treasury stock acquisition	—	—	—	—	(4,344)		(39)	—	—
Net loss	—	—	—	(21,419)				—	—

Balance, June 30, 2006	29,415,711	$294	$178,782	$(158,934)	(4,344)		$(39)	$—	$67

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries, or the Company, and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2005 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2005 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b) Revenue Recognition

Revenue Recognition. The Company sells Testim® to pharmaceutical wholesalers and chain drug stores, who have the right to return purchased product prior to the units being dispensed through patient prescriptions. Revenue for this product is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, and the SEC’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together SAB No. 101). Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. In order to develop a methodology, and provide a basis, for estimating future product returns on sales to its customers at the time of shipment, the Company has been tracking the Testim product return history, taking into consideration product expiration dating at time of shipment and inventory levels in the distribution channel. Based on the product return history gathered through the end of the first quarter of 2006, the Company determined it had the information to reasonably estimate customer returns and, therefore, in the first quarter of 2006, began recognizing revenue for Testim sales at the time of shipment of the product to customers. Prior to 2006, the Company was unable to reasonably estimate customer returns and, therefore, deferred the recognition of revenue on product shipments of Testim units until the units were dispensed through patient prescriptions because units dispensed are not subject to return. The Company estimated prescription units dispensed based on distribution channel data provided by external, independent sources. Revenue is also reduced for estimates of allowances for cash discounts, rebates and patient coupons based on historical experience, and current contract prices and terms with customers. If actual, or expected, customer returns and revenue allowances differ from previous estimates, adjustments of these estimates would be recognized in the period such facts become known.

As a result of the above-described change in revenue recognition, net revenues for the six months ended June 30, 2006 include a one-time benefit of $1,198,000 (representing revenue previously deferred, net of estimated returns and allowances of $1,019,000) and the net loss for the six months ended June 30, 2006 includes a one-time benefit of $702,000, or $0.02 per share (representing the one-time benefit in net revenues partially offset by the related cost of sales).

(c) Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payments, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases related to the Company’s employee stock purchase plan, based on estimated fair values. In its adoption of SFAS No. 123R, the Company applied the provisions of SAB No. 107 which was issued by the SEC in March 2005. Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amended the transition and disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s calendar year. The Company’s consolidated financial statements as of, and for the three and six month periods ended, June 30, 2006 reflect the impact of the application of SFAS No.123R. In accordance with the modified prospective method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated for, and therefore do not include, the effect of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized over the requisite service period as compensation expense in the consolidated statement of operations. The Company uses the Black-Scholes option pricing model (“Black-Scholes model”) to estimate the fair value of share-based grants and the straight-line method to amortize compensation expense over their vesting period. These methods were also utilized by the Company in preparing the pro forma disclosures required under SFAS No. 123 (see Note 6). Under the intrinsic value method, except for compensation expense related to restricted stock awards, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations prior to 2006.

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three and six month periods ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and the compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and SAB No. 107. SFAS No. 123R requires forfeitures of stock-based awards prior to vesting to be estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from the estimates. Therefore, stock-based compensation expense for the 2006 reflects management’s estimate of forfeitures. However, in the Company’s pro forma information for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Total stock-based compensation expense recognized in accordance with SFAS No. 123R for the three and six month periods ended June 30, 2006 was $629,000 and $1,019,000, respectively. For the three months ended June 30, 2006, stock-based compensation expense for employee and director stock options, employee stock purchases and restricted stock awards was $342,000, $28,000 and $259,000, respectively. For the six months ended June 30, 2006, stock-based compensation expense for employee and director stock options, employee stock purchases and restricted stock awards was $634,000, $84,000 and $301,000, respectively. Since the Company recognized the compensation expense related to restricted stock awards at their fair value on the applicable grant date in accordance with APB No. 25 and no future forfeitures of restricted stock awards are currently anticipated, the Company’s net loss for the three and six month periods ended June 30, 2006 is $370,000 (or $0.01 per share) and $718,000 (or $0.02 per share), respectively, greater than if the Company had continued to account for share-based compensation under APB No. 25. As of January 1, 2006, the beginning balance of deferred compensation of $437,000 related to restricted stock grants was reclassified to additional paid-in capital as required by SFAS No. 123R. See Note 8 for additional information.

The Company’s determination of fair value of share-based payment awards on the grant date using the Black-Scholes model is significantly effected by assumptions concerning the Company’s stock price volatility and projected employee stock option exercise behavior. Given the Company’s limited history, such assumptions are principally based on the observed history of other companies and may not be reflective of the patterns the Company will experience. In addition, although the fair value of employee stock options is determined in accordance with SFAS No. 123R and SAB No. 107 using the Black-Scholes model, that value may not be indicative of the fair value observed in a willing buyer and willing seller market transaction.

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This document provides alternative transition methods for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The Company is currently studying the alternatives provided in this document.

(d) Loss Per Common Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(11,746)	$(8,589)	$(21,419)	$(20,141)

Denominator:
Weighted-average common shares outstanding	29,319,587	20,839,311	29,305,659	20,747,105
Weighted-average unvested restricted common shares subject to forfeiture	(74,684)	(87,822)	(78,049)	(87,922)

Shares used in calculating net loss per common share	29,244,903	20,751,489	29,227,610	20,659,183

Basic and diluted net loss per common share	$(0.40)	$(0.41)	$(0.73)	$(0.97)

Diluted net loss per common share is computed giving effect to all potentially dilutive securities, including stock options and warrants. Diluted net loss per common share for all periods presented is the same as basic net loss per common share because the potential common stock is anti-dilutive.

(e) New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, which becomes effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating this interpretation to determine the effect the interpretation will have, if any, on the Company’s consolidated financial statements.

2. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$958	$1,258
Work-in-process	370	1,422
Finished goods	535	1,491
Inventory subject to return	—	216

	$1,863	$4,387

3. ACCRUED EXPENSES Accrued expenses consist of the following (in thousands):
	June 30, 2006	December 31, 2005
Payroll and related expenses	$3,090	$3,672
Milestone and royalty expenses	1,927	2,846
Research and development expenses	2,832	2,018
Sales and marketing expenses	1,391	777
Testim coupon and rebate accrual	4,517	2,214
Other expenses	1,091	1,314

	$14,848	$12,841

4. NOTES PAYABLE Notes payable consists of the following (in thousands):
	June 30, 2006	December 31, 2005
Equipment promissory notes	$95	$327
Less unamortized discount	—	(2)
Less current portion of notes payable	(58)	(260)

Notes payable, long-term portion	$37	$65

5. COMMITMENTS AND CONTINGENCIES

(a) Leases

On December 31, 2004, the Company entered into a 90-month lease agreement to move its headquarters facility to Malvern, Pennsylvania. The Company moved into the new office space in June 2005. The Company paid a $400,000 security deposit under this new lease in January 2005, which is included in other assets as of June 30, 2006. The Company received an allowance to improve the new facility of approximately $781,000. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life of the improvements or the life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The new lease includes a period of free rent and escalating minimum rent payments. The Company records rent expense for the minimum lease payments on a straight-line basis.

As of June 1, 2006, the Company amended the Malvern lease agreement to expand its headquarters office space. This amendment is coterminous with the original lease agreement. Under the amendment, the Company received an additional $331,000 improvement allowance for the additional office space. The lease of the additional office space commenced in August 2006.

(b) Manufacturing Agreements

Cobra Biologics Ltd. (Cobra)

In July 2005, the Company entered into an agreement with Cobra for the process development, scale up and manufacture of AA4500 for Phase II/III clinical trials (the Manufacturing Agreement). Through an agreement dated July 14, 2006 (the Amended Manufacturing Agreement), Auxilium and Cobra terminated the Manufacturing Agreement and agreed that Cobra will manufacture the AA4500 batches needed for clinical trials and for the biological license application (BLA) to be filed under the United States Federal Food, Drug and Cosmetic Act and related applicable regulations and will provide related services upon Auxilium’s request. The Amended Manufacturing Agreement was effective on April 1, 2006 and will expire on December 31, 2006. If all services under the Amended Manufacturing Agreement are completed, then Auxilium will pay Cobra $5,100,000.

6. EMPLOYEE STOCK BENEFIT PLANS

(a) Employee Stock Purchase Plan

On April 20, 2006, the Company’s Board of Directors, terminated the 2004 Employee Stock Purchase Plan effective with the May 2006 employee stock purchase and adopted the 2006 Employee Stock Purchase Plan, subject to approval by the Company’s stockholders. The final employee stock purchase under the 2004 Employee Stock Purchase Plan aggregated 60,544 shares at a price of $3.95. In June 2006, the stockholders of the Company approved the 2006 Employee Stock Purchase Plan which permits employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. Employees may contribute up to 10% of their compensation to the 2006 Employee Stock Purchase Plan. The purchase price is 85% of the fair value per share of common stock on the date the purchase period begins or the date on which the purchase period ends, whichever is lower. The plan restricts the maximum number of shares that an employee may purchase to 15,000 shares during each semi-annual purchase period and to $25,000 worth of common stock during each year. There is a maximum of 300,000 shares issuable under the 2006 Employee Stock Purchase Plan, all of which were available for future issuance as of June 30, 2006.

(b) Stock Options and Stock Awards

In June 2004, the Board of Directors adopted and the stockholders approved the 2004 Equity Compensation Plan, or the 2004 Plan, authorizing the grants of incentive and nonqualified stock options and stock awards to employees, non-employee directors and service providers. In June 2006, the stockholders authorized the increase of shares authorized for issuance under the 2004 Plan to 6,000,000 shares. The Compensation Committee of the Board of Directors, or the Compensation Committee, administers the 2004 Plan. The Compensation Committee determines who will receive stock options or awards. To date, the Company has granted only nonqualified stock options and restricted stock awards under the 2004 Plan. Generally, stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, have a ten year contractual term and vest no later than four years from the date of grant, with immediate vesting upon a change of control of the Company. The Company issues new shares of common stock upon exercise of stock options. At June 30, 2006, there were 2,639,652 shares available for future grants under the 2004 Plan.

(c) General Stock Option Information

The following tables summarize option activity for the three and six month periods ended June 30, 2006:

	For the three months ended June 30, 2006
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at April 1, 2006	2,135,722	$6.00
Granted	875,750	9.07
Exercised	(63,361)	4.62
Canceled	(165,008)	8.08

Outstanding at June 30, 2006	2,783,103	$6.87	8.48	$4,781,000

Exercisable at end of period	1,236,931	$6.47	7.30	$2,761,000

During the three months ended June 30, 2006, the weighted-average grant-date fair value of options granted was $5.94, the total intrinsic value of options exercised was $231,000 and the total fair value of shares vested was $204,000.

	For the six months ended June 30, 2006
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2005	2,101,498	$5.92
Granted	973,750	8.86
Exercised	(113,798)	4.69
Canceled	(178,347)	7.88

Outstanding at June 30, 2006	2,783,103	$6.87	8.48	$4,781,000

Exercisable at end of period	1,236,931	$6.47	7.30	$2,761,000

During the six months ended June 30, 2006, the weighted-average grant-date fair value of options granted was $5.80, the total intrinsic value of options exercised was $312,000 and the total fair value of shares vested was $594,000.

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on the Company’s stock closing price of $7.78 as of June 30, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 883,376.

(d) Restricted Stock Information

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the three and six month periods ended June 30, 2006:

Nonvested shares	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2005 and at March 31,2006	81,451	$6.64
Granted	—	—
Vested	(48,794)	7.50
Cancelled	(113)	7.50

Nonvested at June 30, 2006	32,544	$5.35

(e) Valuation and Expense Information under SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including stock options and employee stock purchases related to the employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method under APB No. 25 and provided pro forma information in accordance with SFAS No. 123 concerning the impact of a fair value measurement of share-based compensation. The fair value of each share-based award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table. The expected volatility is based on the blended historical volatility of peer group companies and, for 2006, the historical volatility of the Company. The Company uses the simplified calculation of expected option life, described in SAB No. 107, because the Company’s history is inadequate to determine a reasonable estimate of the option life. The dividend yield is determined based on the Company’s history to date and management’s estimate of dividends over the option life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average assumptions:
Expected life of options (in years)	6.25	6.00	6.25	6.00
Risk-free interest rate	4.95%	3.63%	4.91%	3.96%
Expected volatility	66.46%	80.00%	66.56%	80.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table summarizes stock-based compensation expense for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock-based compensation expense:
Research and development	$71	$—	$123	$—
Selling, general and administrative	558	140	896	181

Total	$629	$140	$1,019	$181

Pre-vesting forfeitures are estimated in the determination of total stock-based compensation cost based on Company experience. The estimate on pre-vesting forfeitures will be adjusted in future periods to the extent actual pre-vesting forfeitures differ, or are expected to differ, from such estimates. As of June 30, 2006, there was approximately $5,457,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 3.71 years. Future grants will add to this total, whereas future amortization and the vesting of existing grants will reduce this total.

(f) Pro Forma Disclosures

The pro forma information presented in the following table assumes that compensation cost for employee and director service option grants and purchase rights under the Company’s 2004 Employee Stock Purchase Plan had been determined based on the fair value at the grant dates for those options, consistent with SFAS No. 123. On this basis, the net loss and net loss per common share for the three and six months ended June 30, 2005 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss applicable to common stockholders, as reported	$(8,589)	$(20,141)
Add: total stock based employee compensation expense recognized under the intrinsic value based method	140	181
Deduct: total stock based employee compensation expense determined under fair value based method	(639)	(887)

Pro forma net loss applicable to common stockhoders	$(9,088)	$(20,847)

Net loss per common share:
Basic and diluted, as reported	$(0.41)	$(0.97)

Basic and diluted, pro forma	$(0.44)	$(1.01)

7. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(11,746)	$(8,589)	$(21,419)	$(20,135)
Other comprehensive loss:
Foreign currency translation	8	3	4	7
Unrealized loss (gain) on available for sale securities	(25)	(4)	(41)	(1)

Comprehensive loss	$(11,738)	$(8,590)	$(21,415)	$(20,128)

The foreign currency translation amounts relate to the Company’s foreign subsidiary. The unrealized loss (gain) on available for sale securities relates to the Company’s short-term investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the efficacy of our product candidates, the commercial benefits available to us as a result of our agreements with third parties, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management and other statements regarding matters that are not historical facts and involve predictions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are subject to a number of risks and uncertainties including, among other things:

•	growth in sales of Testim®, our only marketed product;

•	growth of the overall androgen market;

•	availability and obtaining additional funds through public or private offerings of debt or equity securities;

•	achieving market acceptance of Testim by physicians and patients and competing effectively with other Testosterone Replacement Therapy, or TRT, products;

•	obtaining and maintaining all necessary patents or licenses;

•	purchasing ingredients and supplies necessary to manufacture Testim at acceptable terms to us;

•	obtaining and maintaining relationships with government and third party payors;

•	the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	meeting applicable regulatory standards, file for and receive required regulatory approvals;

•	complying with the terms of our license and other agreements;

•	manufacturing of Testim and product candidates in commercial quantities at reasonable costs and competing successfully against other products and companies;

•	incremental productivity and costs associated with our co-promotion arrangements;

•	changes in industry practice; and

•	one-time events.

These risks are not exhaustive. See “Item 1A – Risk Factors” of this quarterly report and the section entitled “Risk Factors” beginning on page 28 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC) for a more detailed discussion of these risks. Other sections of this quarterly report may include additional factors which could adversely impact the Company’s future results, performance, achievements and prospects. Moreover, the Company operates in a very competitive and rapidly changing environment. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements. Although it believes that the expectations reflected in forward-looking statements are reasonable, the Company cannot guarantee that the future results, performance, achievements and prospects reflected therein will be achieved or occur. The Company qualifies all forward-looking statements by these cautionary statements.

Overview

We are a specialty pharmaceutical company with a focus on developing and marketing products for urology, sexual health and other indications within specialty markets. We currently have a sales and marketing organization of approximately 130 people. Our only marketed product, Testim, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as loss of libido, adverse changes in body composition, irritability and poor concentration.

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

Our lead project is AA4500, an injectable enzyme. We have an option to license all non-topical uses of AA4500, and we currently are pursuing three indications: Dupuytren’s Disease, or Dupuytren’s Contracture, Peyronie’s Disease and Adhesive Capsulitis, or Frozen Shoulder Syndrome. We believe that AA4500 has completed Phase II of development for the treatment of Dupuytren’s Contracture, and we expect to begin a pivotal Phase III study for AA4500 for the treatment of Dupuytren’s Contracture in the second half of 2006. We believe that AA4500 is in Phase II of development for the treatment of Peyronie’s Disease and Frozen Shoulder Syndrome, and we expect to commence a Phase IIb dose optimization study for AA4500 for the treatment of Peyronie’s Disease in the second half of 2006. Each of these diseases is characterized by patients suffering the debilitating effects and deformities of scar tissue. AA4500 was identified for in-licensing because of its application for the treatment of Peyronie’s Disease, which is a plaque or hard scar on the shaft of the penis that causes substantial distortion of the penis upon erection. Men suffering from Peyronie’s Disease are often unable to engage in sexual intercourse due to the deformity of their erection.

In the process of pursuing AA4500 for the treatment of Peyronie’s Disease, we saw completed clinical work and an opportunity to pursue AA4500 for the treatment of Dupuytren’s Contracture. Dupuytren’s Contracture is a disease of the connective tissue that lies beneath the skin of the palm of the hand and causes this tissue to thicken and contract. Typically it results in forming a “cord” affecting the ring and small finger, causing the finger to contract, leaving the patient unable to fully extend the affected finger(s).

AA4500 was identified as a potential treatment for Frozen Shoulder Syndrome by the licensor of AA4500. We exercised our option to expand our license for AA4500 to include its application for the treatment of Frozen Shoulder Syndrome based on the results of a Phase II clinical trial conducted by the licensor of AA4500, which suggests that local injection of AA4500 is well-tolerated and may be effective in patients suffering from Frozen Shoulder Syndrome. Frozen Shoulder Syndrome is a disease of diminished shoulder motion, characterized by restriction in both active and passive range of motion of the shoulder joint.

We have in-licensed a platform technology for the delivery of hormones and pharmaceutical products through the oral mucosal membrane. TestoFilm™ (previously referred to as AA2600) is a TRT for the treatment of hypogonadism that utilizes this transmucosal film technology. We began a Phase III long-term safety trial for TestoFilm in the EU in the first quarter of 2006, and we commenced Phase III pivotal trials for TestoFilm in the U.S. in the second quarter of 2006.

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

We have never been profitable and have incurred an accumulated deficit of $158.9 million as of June 30, 2006. We expect to incur significant operating losses for the foreseeable future. Commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as a result of our co-promotion agreement with Oscient Pharmaceuticals Corp. (Oscient), and as we continue to market Testim, additional development and pre-commercialization costs for existing and new product opportunities, acquisition costs for new product opportunities and increased general and administration expense to support the infrastructure required to grow and operate as a public company. We will need to generate significant revenues to achieve profitability.

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

Results of Operations

Accounting changes

As discussed in Note 1(b) to the Company’s unaudited consolidated financial statements contained herein and under the heading “Critical Accounting Policies and Significant Judgments and Estimates” set forth below, in the first quarter of 2006 the Company began recognizing revenue for Testim sales at the time of shipment of the product to customers. Prior to 2006, the recognition of revenue on shipments of Testim units to customers was deferred until the units were dispensed through patient prescriptions. As a result of this change in revenue recognition, net revenues for six months ended June 30, 2006 include a one-time benefit of $1.2 million and the net loss for the six months ended June 30, 2006 includes a one-time benefit of $702,000, or $0.02 per share.

In addition, as discussed in Note 1(c) to the Company’s unaudited consolidated financial statements contained herein, the Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective transition method, which requires the application of SFAS No. 123R as of January 1, 2006, the first day of the Company’s calendar year. The Company’s consolidated financial statements as of and for the three months and six months ended June 30, 2006 reflect the application of SFAS No.123R. This accounting standard requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In accordance with the modified prospective method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated and do not include the effect of SFAS 123R. Prior to 2006, the Company recognized the compensation expense related to stock-based awards measured by the intrinsic value of the award at grant date in accordance with APB No. 25. As a result of this change, the Company’s net loss for the three and six month periods ended June 30, 2006 is $0.4 million (or $0.01 per share) and $0.7 million (or $0.02 per share), respectively, higher than if the Company had continued to account for share-based compensation under APB No. 25.

Three Months Ended June 30, 2006 and 2005

Net revenues. Net revenues increased $6.6 million to $16.5 million for the quarter ended June 30, 2006 from $9.8 million for the comparable 2005 period. This increase in net revenues resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (NPA) data from IMS Health (IMS), a pharmaceutical market research firm, Testim total prescriptions for the second quarter of 2006 grew 45% over the comparable period of 2005. We believe that Testim prescription growth in the 2006 period over the 2005 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product to Testim, the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians, and our co-promotion agreement with Oscient. Net revenues for the second quarter of 2006 benefited from price increases having a cumulative impact of 11% over the comparable 2005 period, which was partially offset by increases in wholesaler discounts due to increased distribution costs and product rebates as Testim became more widely prescribed by managed care providers.

Net revenues for the second quarter of 2006 also benefited from lower product returns and lower coupon usage as compared to the comparable 2005 period, as well as the change in revenue recognition described above. In the first quarter of 2006, the Company began recognizing revenue at the time that units are shipped to its wholesaler customers. We estimate that approximately $0.6 million of revenue growth resulted from unit shipments recognized as revenue in 2006 that would not have been recognized as revenue on the units dispensed basis of revenue recognition, which was followed in 2005. In addition, revenues in the second quarter of 2006 related to the licensing agreement with Ipsen Farmaceutica, B.V., or Ipsen, representing amortization of upfront and milestone payments previously received from and sales of Testim to Ipsen, increased $0.3 million over the comparable 2005 period.

Cost of goods sold. Cost of goods sold were $4.4 million and $3.1 million for the three months ended June 30, 2006 and 2005, respectively. The increase in cost of goods sold for the three months ended June 30, 2006 over the comparable period in 2005 was directly attributable to the increase in Testim revenue in the U.S. Gross margin on our net revenues was 73.4% in the second quarter of 2006 compared to 68.0% in the comparable 2005 period. Gross margin reflects the cost of product sold as well as royalty payments made to the Company’s licensor on the sales of Testim. The improvement in gross margin reflects the benefit of year-over-year price increases, a reduction in the royalty rate paid to the Company’s licensor and manufacturing cost reductions.

Research and development expenses. Research and development costs for the second quarter of 2006 were $8.9 million compared with $4.3 million for the comparable year-ago period. The increase in research and development costs was primarily due to the increased spending for development and manufacturing scale up for AA4500 and ongoing investment in developing TestoFilm.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $15.5 million for the quarter ended June 30, 2006 compared with $11.0 million for the year-ago quarter. The increase was primarily due to higher investment in promotional spending, including the costs associated with Auxilium’s co-promotion agreement with Oscient Pharmaceuticals Corp., or Oscient, and pre-launch marketing for AA4500, the additional stock compensation expense resulting from the adoption of SFAS 123R and a charge of $0.6 million for severance costs related to the departure of the former CEO and Interim President of the Company.

Interest income (expense), net. Interest income (expense), net was $0.5 million and $0.2 for the three months ended June 30, 2006 and 2005, respectively. Net interest income in the 2006 period relates primarily to interest earned on the invested proceeds from our private placement in June 2005.

Six Months Ended June 30, 2006 and 2005

Net revenues. Net revenues increased $12.7 million to $31.4 million for the six months ended June 30, 2006 from $18.6 million for the comparable 2005 period. The increase in net revenues resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in Testim pricing, net of discounts, rebates and coupons. According to NPA data from IMS, Testim total prescriptions for the first half of 2006 grew 48% over the comparable period of 2005. We believe that Testim prescription growth in the first half of 2006 over the 2005 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product to Testim, the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians, and our co-promotion agreement with Oscient. Net revenues for the first half of 2006 benefited from price increases having a cumulative impact of 9% over the comparable 2005 period, partially offset by increases in wholesaler discounts due to increased distribution costs and product rebates as Testim became more widely prescribed by managed care providers.

Net revenues for first half of 2006 also benefited from lower product returns and lower coupon usage as compared to the comparable 2005 period, as well as the change in revenue recognition. In the first quarter of 2006, the Company began recognizing revenue at the time that units are shipped to its wholesaler customers. We estimate that, in addition to the one-time benefit of $1.2 million associated with this change, approximately $0.6 million of revenue growth resulted from unit shipments recognized as revenue in 2006 that would not have been recognized as revenue on the units dispensed basis of revenue recognition, which was followed in 2005. In addition, revenues in the first half of 2006 related to the licensing agreement with Ipsen, representing amortization of upfront and milestone payments previously received from and sales of Testim to Ipsen, increased $0.2 million over the comparable 2005 period.

Cost of goods sold. Cost of goods sold were $8.2 million and $6.0 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cost of goods sold for the six months ended June 30, 2006 over the comparable period in 2005 was directly attributable to the increase in Testim revenue in the U.S. Gross margin on our net revenues was 73.7% in the first half of 2006 compared to 67.9% in the comparable 2005 period. Gross margin reflects the cost of product sold as well as royalty payments made to the Company’s licensor on the sales of Testim. The improvement in gross margin reflects the benefit of year-over-year price increases, a reduction in the royalty rate paid to the Company’s licensor and manufacturing cost reductions.

Research and development expenses. Research and development costs for the six months ended June 30, 2006 were $17.2 million compared with $13.3 in the year ago period. The increase in research and development expense in the first half of 2006 compared to the first half of 2005 was primarily due to the increased spending for development and manufacturing scale up for AA4500 and ongoing investment in developing TestoFilm.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $28.4 million for the six months ended June 30, 2006 compared with $19.7 million for the year-ago period. The increase was primarily due to higher investment in promotional spending, including the costs associated with Auxilium’s co-promotion agreement with Oscient and pre-launch marketing of AA4500, and the additional stock compensation expense resulting from the adoption of SFAS 123R.

Interest income (expense), net. Interest income (expense), net was $1.1 million and $0.5 for the six months ended June 30, 2006 and 2005, respectively. Net interest income in the 2006 period relates primarily to interest earned on the invested proceeds from our private placement in June 2005.

Liquidity and Capital Resources

Since inception through June 30, 2006, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through June 30, 2006, we received net proceeds of approximately $174.3 million from the IPO, private sales of securities and the exercise of stock options. We had approximately $17.4 million and $31.4 million in cash and cash equivalents as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, we also had $15.9 million and $25.4 million, respectively, in short-term investments.

We believe that our current financial resources and sources of liquidity will be adequate to fund our anticipated operations until June 2007. We may, however, need to raise additional funds prior to this time in order to support our obligations under our existing or any new co-promotion agreement or to enhance our sales and marketing efforts for additional products we may acquire, fund the construction or improvement of manufacturing facilities or products in development, whether owned by the Company or a third party, commercialize any product candidates that receive regulatory approval, and acquire or in-license approved products or product candidates or technologies for development. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

We have two equipment loans with General Electric Capital Corporation totaling $0.1 million outstanding at June 30, 2006. The equipment facilities bear interest at a weighted-average rate of 9.3% per annum.

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

Sources and Uses of Cash

Cash used in operations was $23.1 million and $18.2 million for the six months ended June 30, 2006 and 2005, respectively. In both periods, cash used in operations results primarily from operating losses.

Cash provided by investing activities was $8.6 million for the six months ended June 30, 2006 compared to $3.6 million for the six months ended June 30, 2005. Cash provided by investing activities in the 2006 period and the 2005 period relates primarily to the net effect of purchases and redemptions of short-term investments.

Cash provided by financing activities was $0.5 million and $39.6 million for the six months ended June 30, 2006 and 2005, respectively. Cash provided by financing activity in the 2006 period results primarily from cash receipts from stock option exercises and employee stock purchases, partially offset by debt payments on debt financings. Cash provided by financing for the 2005 period results primarily from the $39 million received from the June 2005 private placement and from cash receipts from stock option exercises and employee stock purchases, partially offset by debt payments on debt financings.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of June 30, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$95	$58	$37	$—	$—
Operating lease obligations	$5,392	1,091	1,805	1,404	1,092
Purchase obligations (1)	$950	190	380	380

	$6,437	$1,339	$2,222	$1,784	$1,092

(1)	Amount represents a $0.2 million minimum annual manufacturing fee.

The contractual commitments reflected in this table exclude $27.7 million of contingent milestone payments that we may be obligated to pay in the future. We do not expect to pay any of these contingent milestone payments through June 30, 2007. These remaining milestones relate primarily to manufacturing process development, filing of regulatory applications and receipt of regulatory approval. The above table also excludes future royalty payments and wholesaler distribution fees because they are contingent on product sales. In addition, the above table excludes any co-promotional expenses and fees that may be due to Oscient because they are contingent upon combined promotional expenditures and future product sales to primary care physicians, respectively.

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

Revenue Recognition. We sell Testim to pharmaceutical wholesalers and chain drug stores. Prior to the units being dispensed through patient prescriptions, these companies have the right to return Testim for any reason for up to one-year after product expiration. Revenue for this product is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, and Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together SAB No. 101). Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. In order to develop a methodology, and provide a basis, for estimating future product returns on sales to our customers at the time of shipment, we have been tracking the Testim product return history, taking into consideration product expiration dating at time of shipment and levels of inventory in the wholesale and retail channel. Based on the product return history gathered through the end of the first quarter of 2006, we now believe we have the information to reasonably estimate customer returns and, therefore, in the first quarter of 2006, began recognizing revenue for Testim sales at the time of shipment of the product to our customers. Prior to 2006, we were unable to reasonably estimate customer returns and, therefore, deferred the recognition of revenue on product shipments of Testim units until the units were dispensed through patient prescriptions because units dispensed through prescriptions are not subject to return. We estimated prescription units dispensed based on distribution channel data provided by external, independent sources.

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

For revenues associated with licensing agreements, we use revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 101 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the underlying agreement. We entered into license and distribution agreements with each of Ipsen Pharmaceutica, B.V. (Ipsen) and Bayer, Inc. (Bayer) to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan. Under these agreements, the distributor and the licensee are each required to purchase Testim from us and make up-front, milestone and royalty payments. Under these agreements, the distributor and the licensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Only milestone payments for product supply price reductions are refundable if we subsequently increase the supply price; otherwise, no up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to our nonperformance. We are obligated under the agreements to provide multiple deliverables, including the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21, all deliverables under each of these agreements are treated as single units of accounting as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. We have deferred revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under each agreement.

Upon product shipment, non-refundable up-front and milestone revenue is recognized as revenue on a straight line basis over the remaining contract term. The amortization period for the agreement with Ipsen is based upon contractual terms and is currently estimated to be 17 years. The Company has started to amortize milestones received over this period since the first product has been shipped. When earned by us in future periods, additional milestone payments achieved will be amortized over the remaining period. Refundable milestone payments will be deferred and only included in the revenue recognition equation with non-refundable milestone consideration when the refund right effectively lapses. No product shipments have been made to Bayer and, therefore, no revenue relating to upfront or milestone payments have been recognized.

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

Valuation of Equity Instruments used in Stock-Based Compensation. Effective January 1, 2006, we account for stock-based compensation costs in accordance with SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options and employee stock purchases related to the 2004 Employee Stock Purchase Plan. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. The determination of fair value of share-based payment awards on the grant date requires significant judgment. Assumptions concerning our stock price volatility and projected employee exercise behavior over the contractual life of the award can significantly impact the estimated fair value of an award. Given the limited history of our Company, such assumptions are principally based on the observed history of other companies, which may not be reflective of the patterns we will experience. If our actual experience differs significantly from the assumptions used to compute stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little expense for our share-based payment awards.

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

Our investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. All our cash, cash equivalents and short-term investments at June 30, 2006, amounting to approximately $33.3 million, were maintained in bank demand accounts, money market accounts, U.S. government backed securities and ARS. We do not hedge our interest rate risks as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

Transactions relating to Auxilium UK, Limited are recorded in pounds sterling. Upon consolidation of this subsidiary into our consolidated financial statements, we translate the balance sheet asset and liability accounts into U.S. dollars based on exchange rates as of the balance sheet date. Similarly, balance sheet equity accounts are translated into U.S. dollars at historical exchange rates and all statements of operations and cash flows amounts are translated into U.S. dollars at the average exchange rates for the period. Exchange gains or losses resulting from the translation into U.S. dollars are included as a separate component of stockholders’ equity. In addition, we conduct clinical trials in the Netherlands, exposing us to cost increases if the U.S. dollar declines in value compared to the euro. We do not hedge our foreign exchange risks as we believe reasonably possible near-term fluctuations of exchange rates would not materially affect our results of operations, financial position or cash flows.

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

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information included in this Report, the factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2005 should be carefully considered in evaluating our business, financial position and future prospects. Those risk factors that have been updated for significant changes since the filing of our Annual Report on Form 10-K are provided below. The risks described in our Annual Report on Form 10-K, as updated below, are not the only risks facing the Company. Additional risks that we do not presently know or that we currently believe are immaterial could also materially adversely affect our business, financial position and/or future prospects.

Risks Related to Our Financial Results and Need for Additional Financing

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

Our operations to date have generated substantial and increasing needs for cash. Our negative cash flows from operations are expected to continue for at least the foreseeable future. Our strategy contains elements that we will not be able to execute without outside funding. Specifically, we may need to raise additional capital to:

•	enhance or expand our sales and marketing efforts for Testim or other products we may co-promote, acquire or in-license;

•	fund our product development, including clinical trials;

•	commercialize and supply any product candidates that receive regulatory approval; and

•	acquire or in-license approved products or product candidates or technologies for development.

We believe that our existing cash resources and interest on these funds will be sufficient to meet our anticipated operating requirements until June 2007. Our future funding requirements will depend on many factors, including:

•	Testim market acceptance and sales growth;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	third-party payor reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the degree to which our current co-promotion and licensing and distribution agreements generate revenue;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of supplying and commercializing any of our other product candidates;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies.

These factors could result in variations from our currently projected operating and liquidity requirements. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to borrow money or sell additional equity or debt securities. We may not be able to borrow money on commercially reasonable terms. Moreover, the terms of the sale of any equity or debt securities may not be acceptable to us and could result in substantial dilution of your investment. If we are unable to obtain this additional financing, we may be required to:

•	reduce the size or scope, or both, of our sales and marketing efforts for Testim or any of our future products;

•	delay or reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities;

•	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and/or

•	relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

Risks Related to Our Dependence on Third-Party Manufacturers and Service Providers

Since we currently rely on third-party manufacturers and suppliers, we may be unable to control the availability or cost of manufacturing our products, which could adversely affect our results of operations.

We currently do not manufacture Testim or any of our product candidates. Testim is manufactured for us by DPT Laboratories, Ltd. (DPT) under a contract that expires on December 31, 2010. We have qualified a back-up supplier to manufacture Testim. We have contracted with Cobra Biologics Ltd. (Cobra) for the production of our clinical supply of AA4500, our product candidate for the treatment of Dupuytren’s Contracture, Peyronie’s Disease and Frozen Shoulder Syndrome, and we have contracted with Althea Technologies, Inc. (Althea) to fill and lyophilize the AA4500 bulk substance produced by Cobra, manufacture placebo and produce sterile diluent. We currently have no supply agreements in place for the commercial supply for AA4500 or TestoFilm™ (previously referred to as AA2600). We may contract with one or more third-party manufacturers to manufacture AA4500 and our transmucosal film product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment. DPT, Cobra, Althea, our back-up supplier for Testim, or any other third-party manufacturer may encounter difficulties in production. These problems may include:

•	difficulties with production costs and yields;

•	availability of clinical supplies;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

DPT, Cobra, Althea, or any of our other third-party manufacturers may not perform as agreed or may terminate its agreement with us, which would adversely impact our ability to produce and sell Testim or our ability to produce AA4500 or other product candidates for clinical trials.

Under our contract with DPT, DPT is required to qualify its Lakewood, New Jersey facility as a secondary site for the production of Testim. Prior to DPT’s qualification of the Lakewood facility, we are permitted to qualify a back-up supplier, and we have done so. If there is an interruption in the supply of Testim, our co-promotion partner for Testim may terminate our co-promotion agreement and in that event, we would be obligated to make a payment to Oscient the amount of which depends on when the supply interruption occurs. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is extremely limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of Testim on acceptable terms, if at all, which would materially impair our business.

Any of these factors could increase our costs and result in us being unable to effectively commercialize or develop our products. Furthermore, if DPT, our back-up supplier for Testim or any other third-party manufacturer fails to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, we may be unable to meet the demand for our products and we may lose potential revenues.

Risks Related to Employees and Growth

If we are not able to retain our current management team or attract and retain qualified scientific, technical and business personnel, our business will suffer.

We are dependent on the members of our management team for our business success. In addition, an important element of our strategy is to leverage the development, regulatory and commercialization expertise of our current management in our development activities. Our employment agreements with our executive officers are terminable on short notice or no notice. The loss of key employees may result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the further commercialization of Testim or the development and commercialization of our product candidates. If we are unable to attract and retain qualified and talented senior management personnel, our business may suffer.

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

Changes in the expensing of stock-based compensation have resulted in unfavorable accounting charges and may require us to change our compensation practices. Any change in our compensation practices may adversely affect our ability to attract and retain qualified scientific, technical and business personnel.

We rely heavily on stock options to compensate existing employees and attract new employees. We also have an employee stock purchase plan under which employees can purchase our common stock at a discount. The FASB has recently announced new rules for recording expense for the fair value of stock options and purchase rights under employee stock purchase plans. As a result of these new rules, commencing on January 1, 2006, we began expensing the fair value of stock options and purchase rights under our employee stock purchase plan, thereby increasing our operating expenses and reported losses. Although we intend to continue to include various forms of equity in our compensation plans, if the extent to which we use forms of equity in our plans is reduced due to the negative effects on earnings, it may be difficult for us to attract and retain qualified scientific, technical and business personnel.

Risks Related to Stock Market Price

The market price of our common stock is likely to be volatile.

Prior to our initial public offering in July 2004, there was no public market for our common stock. Since our initial public offering, our stock price has, at times, been volatile. We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Substantially all of our outstanding shares of our common stock are eligible for sale in the public market. For the 30 days ended June 30, 2006, our average daily trading volume was approximately 260,000 shares. Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that holders of a large number of shares intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities, even if our business is doing well. In addition, the market price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	Testim market acceptance and sales growth;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	developments concerning therapies that compete with Testim in the treatment of hypogonadism;

•	our ability to manufacture any products to commercial standards;

•	results of our clinical trials;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the U.S. and foreign countries;

•	developments or disputes concerning our patents or other proprietary rights;

•	public concern over our drugs;

•	litigation involving us, our general industry or both;

•	future sales of our common stock;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	departure of key personnel;

•	the degree to which our co-promotion arrangements generate revenue;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	announcements of material events by those companies that are our third-party manufacturers and services providers, our partners, our competitors or perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.

Furthermore, market prices for securities of pharmaceutical, biotechnology and specialty pharmaceutical companies have been particularly volatile in recent years. The broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. If any of these risks occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended June 30, 2006:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 to April 30, 2006	None	Not applicable	Not applicable	Not applicable
May 1, 2006 to May 31, 2006	None	Not applicable	Not applicable	Not applicable
June 1, 2006 to June 30, 2006	4,344(1)	$8.89	Not applicable	Not applicable

Total	4,344(1)	$8.89	Not applicable	Not applicable

(1)	All 4,344 shares were purchased from the former CEO and Interim President of the Company, who was also a member of the Company’s Board of Directors, pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock issued in accordance with Rule 16 b-3 of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Our 2006 Annual Meeting of Stockholders was held on June 6, 2006 at The Desmond Hotel, One Liberty Boulevard, Malvern, Pennsylvania, in accordance with the Notice of Annual Meeting of Stockholders sent on or about April 28, 2006 to all stockholders of record at the close of business on April 12, 2006. The tables below present the voting results of the matters voted upon by our stockholders at the meeting:

Proposal 1: Election of Directors

At the Annual Meeting, each of the nominees listed below was elected to our Board of Directors to serve as directors until the Company’s 2007 Annual Meeting and received the votes set forth after their respective names below.

Name of Nominee	For	Withheld
Al Altomari	19,581,689	190,790
Rolf A. Classon	19,580,189	192,290
Edwin A. Bescherer, Jr.	19,579,589	192,890
Philippe O. Chambon, M.D., Ph.D.	19,580,189	192,290
Winston J. Churchill	19,582,189	190,290
Oliver S. Fetzer, Ph.D.	19,581,689	190,790
Gerri A. Henwood	19,582,189	190,290
Dennis J. Purcell	19,582,189	190,290

Proposal 2: Approval of an Amendment to the Auxilium Pharmaceuticals, Inc. 2004 Equity Compensation Plan to increase the number of shares of the Company’s common stock authorized for issuance under such plan to 6,000,000 from 2,845,450.

At the Annual Meeting, our stockholders approved an amendment to the Auxilium Pharmaceuticals, Inc. 2004 Equity Compensation Plan to increase the number of shares of the Company’s common stock authorized for issuance under such plan to 6,000,000 from 2,845,450.

For	Against	Abstain
13,629,367	2,698,922	1,000

Proposal 3: Approval of the Auxilium Pharmaceuticals, Inc. 2006 Employee Stock Purchase Plan.

At the Annual Meeting, our stockholders approved the Auxilium Pharmaceuticals, Inc. 2006 Employee Stock Purchase Plan.

For	Against	Abstain
16,129,498	196,891	2,900

Proposal 4: Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

At the Annual Meeting, our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	Against	Abstain
19,720,800	48,279	3,400

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	First Amendment to Agreement of Lease, dated as of June 1, 2006, by and between the Registrant and Liberty Property Limited Partnership.

10.2	Separation Agreement and General Release, dated June 27, 2006, between the Registrant and Geraldine A. Henwood.

10.3	Consultant Agreement, dated June 27, 2006, between the Registrant and Geraldine A. Henwood.

10.4	Employment Agreement, dated June 27, 2006, between the Registrant and Armando Anido.

10.5	Relocation Assistance Letter Agreement, dated June 26, 2006, between the Registrant and Armando Anido.

10.6**	Exhibit No. 11 to the Research and Development Agreement, dated as of July 14, 2006, by and between the Registrant and Cobra Biologics Ltd.

10.7	Indemnification Agreement, dated as of April 21, 2006, between the Registrant and KPMG LLP (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on April 27, 2006, file No. 000-50855, and incorporated by reference herein).

10.8	Indemnification Agreement, dated as of May 23, 2006, between the Registrant and KPMG LLP (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on June 6, 2006, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Exchange Act of 1934, as amended. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

/s/ Armando Anido
Armando Anido
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 9, 2006

AUXILIUM PHARMACEUTICALS, INC.

/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2006

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Agreement of Lease, dated as of June 1, 2006, by and between the Registrant and Liberty Property Limited Partnership.

10.2	Separation Agreement and General Release, dated June 27, 2006, between the Registrant and Geraldine A. Henwood.

10.3	Consultant Agreement, dated June 27, 2006, between the Registrant and Geraldine A. Henwood.

10.4	Employment Agreement dated, June 27, 2006, between the Registrant and Armando Anido.

10.5	Relocation Assistance Letter Agreement dated, June 26, 2006, between the Registrant and Armando Anido.

10.6**	Exhibit No. 11 to the Research and Development Agreement dated, as of July 14, 2006, by and between the Registrant and Cobra Biologics Ltd.

10.7	Indemnification Agreement, dated as of April 21, 2006, between the Registrant and KPMG LLP (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on April 27, 2006, file No. 000-50855, and incorporated by reference herein).

10.8	Indemnification Agreement, dated as of May 23, 2006, between the Registrant and KPMG LLP (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on June 6, 2006, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Exchange Act of 1934, as amended. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission.