Form 10-Q
period 2006-09-30
AUXILIUM PHARMACEUTICALS INC
filed 2006-11-14
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 35,304,070.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2006 (Unaudited)	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$58,934	$31,380
Short-term investments	8,425	25,350
Accounts receivable, trade, net	8,263	4,614
Accounts receivable, other	457	200
Inventories	2,623	4,387
Prepaid expenses and other current assets	2,690	2,365

Total current assets	81,392	68,296
Property and equipment, net	4,545	3,690
Other assets	2,515	709

Total assets	$88,452	$72,695

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$60	$260
Accounts payable	3,796	5,109
Accrued expenses	19,530	12,841
Deferred revenue, current portion	685	2,911
Deferred rent, current portion	81	123

Total current liabilities	24,152	21,244

Notes payable, long-term portion	21	65

Deferred revenue, long-term portion	10,569	10,671

Deferred rent, long-term portion	1,102	842

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 35,307,688 and 29,241,482 shares at September 30, 2006 and December 31, 2005, respectively	353	292
Additional paid-in capital	223,104	177,429
Accumulated deficit	(170,705)	(137,515)
Deferred compensation	—	(437)
Treasury stock at cost: 13,377 shares at September 30, 2006	(113)	—
Accumulated other comprehensive income	(31)	104

Total stockholders’ equity	52,608	39,873

Total liabilities and stockholders’ equity	$88,452	$72,695

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$17,640	$11,230	$49,005	$29,866

Operating expenses:
Cost of goods sold	4,484	3,279	12,721	9,256
Research and development	8,450	4,524	25,677	17,851
Selling, general and administrative	17,120	10,714	45,499	30,427

Total operating expenses	30,054	18,517	83,897	57,534

Loss from operations	(12,414)	(7,287)	(34,892)	(27,668)
Interest income (expense), net	645	467	1,697	923
Other income (expense), net	(1)	(248)	5	(464)

Net loss	$(11,770)	$(7,068)	$(33,190)	$(27,209)

Basic and diluted net loss per common share	$(0.39)	$(0.24)	$(1.13)	$(1.16)

Weighted average common shares outstanding	30,081,510	29,066,266	29,472,146	23,492,339

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(33,190)	$(27,209)
Adjustments to reconcile net loss to net cashused in operating activities:
Stock-based compensation	2,000	317
Depreciation and amortization	762	819
Interest income accrued on notes receivablefrom stockholders	—	(1)
Change in fair value of financing-related liability	—	248
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(3,906)	(304)
Inventories	1,764	(760)
Prepaid expenses and other current assets	(296)	(98)
Accounts payable and accrued expenses	5,227	3,690
Deferred revenue	(2,328)	1,973
Deferred rent	(60)	224

Net cash used in operating activities	(30,027)	(21,101)

Cash flows from investing activities:
Redemptions of short-term investments	70,350	22,275
Purchases of short-term investments	(53,425)	(36,075)
Purchases of property and equipment	(1,268)	(946)
Increase in other assets	(1,900)	—

Net cash provided by (used in) investing activities	13,757	(14,746)

Cash flows from financing activities:
Proceeds from shares issued in public offering, net of transaction costs net of transaction costs	43,323	—
Proceeds from shares issued in private placement, net of transaction costs net of transaction costs	—	33,045
Proceeds from financing-related liability	—	6,161
Payments on debt financings	(246)	(316)
Employee Stock Purchase Plan purchases	239	271
Proceeds from exercise of common stock options	611	723
Purchase of treasury shares	(113)

Net cash provided by financing activities	43,814	39,884

Effect of exchange rate changes on cash	10	(11)

Increase (decrease) in cash and cash equivalents	27,554	4,026
Cash and cash equivalents, beginning of period	31,380	32,707

Cash and cash equivalents, end of period	$58,934	$36,733

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2006

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury Stock			Deferred compensation	Accumulated other comprehensive Income
	Shares	Amount			Shares	Cost
Balance, January 1, 2006	29,241,482	$292	$177,429	$(137,515)	—	$		$(437)	$104
Public offering, net of transaction costs	5,500,000	55	43,268	—	—		—	—	—
Issuance of restricted stock	200,000	2	(2)	—	—		—	—	—
Cashless exercise of common stock warrants	181,109	2	(2)	—	—		—	—	—
Exercise of common stock options	124,666	1	610	—	—		—	—	—
Employee Stock Purchase Plan purchases	60,544	1	238	—	—		—	—	—
Cancellation of resticted stock	(113)	—	—	—	—		—	—	—
Stock-based compensation	—	—	2,000	—	—		—	—	—
Reclassification of deferred compensation	—	—	(437)	—	—		—	437	—
Treasury stock acquisition	—	—	—	—	13,377		113	—	—
Foreign currency translation adjustment	—	—	—	—	—		—	—	—
Unrealized loss on available for sale securities	—	—	—	—	—		—	—	(135)
Net loss	—	—	—	(33,190)				—	—

Balance, September 30, 2006	35,307,688	$353	$223,104	$(170,705)	13,377		$113	$—	$(31)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2005 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2005 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b) Revenue Recognition

Revenue Recognition. The Company sells Testim® to pharmaceutical wholesalers, who have the right to return purchased product prior to the units being dispensed through patient prescriptions. Revenue for this product is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, and the SEC’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together SAB No. 101). Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. In order to develop a methodology, and provide a basis, for estimating future product returns on sales to its customers at the time of shipment, the Company has been tracking the Testim product return history, taking into consideration product expiration dating at time of shipment and inventory levels in the distribution channel. Based on the product return history gathered through the end of the first quarter of 2006, the Company determined it had the information to reasonably estimate customer returns and, therefore, in the first quarter of 2006, began recognizing revenue for Testim sales at the time of shipment of the product to customers. Prior to 2006, the Company was unable to reasonably estimate customer returns and, therefore, deferred the recognition of revenue on product shipments of Testim units until the units were dispensed through patient prescriptions because units dispensed are not subject to return. The Company estimated prescription units dispensed based on distribution channel data provided by external, independent sources. Revenue is also reduced for estimates of allowances for cash discounts, rebates and patient coupons based on historical experience, and current contract prices and terms with customers. If actual, or expected, customer returns and revenue allowances differ from previous estimates, adjustments of these estimates would be recognized in the period such facts become known.

As a result of the above-described change in revenue recognition, net revenues for the nine months ended September 30, 2006 include a one-time benefit of $1,198,000 (representing revenue previously deferred, net of estimated returns and allowances of $1,019,000) and the net loss for the nine months ended September 30, 2006 includes a one-time benefit of $702,000, or $0.02 per share (representing the one-time benefit in net revenues partially offset by the related cost of sales).

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

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s calendar year. The Company’s consolidated financial statements as of, and for the three and nine month periods ended, September 30, 2006 reflect the impact of the application of SFAS No.123R. In accordance with the modified prospective method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated for, and therefore do not include, the effect of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized over the requisite service period as compensation expense in the consolidated statement of operations. The Company uses the Black-Scholes option pricing model (Black-Scholes model) to estimate the fair value of share-based grants and the straight-line method to amortize compensation expense over their vesting period. These methods were also utilized by the Company in preparing the pro forma disclosures required under SFAS No. 123 (see Note 6). Under the intrinsic value method, except for compensation expense related to restricted stock awards, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations prior to 2006.

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three and nine month periods ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and the compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and SAB No. 107. SFAS No. 123R requires forfeitures of stock-based awards prior to vesting to be estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from the estimates. Therefore, stock-based compensation expense for the 2006 reflects management’s estimate of forfeitures. However, in the Company’s pro forma information for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Total stock-based compensation expense recognized in accordance with SFAS No. 123R for the three and nine month periods ended September 30, 2006 was $982,000 and $2,000,000, respectively. For the three months ended September 30, 2006, stock-based compensation expense for employee and director stock options, employee stock purchases and restricted stock awards was $844,000, $49,000 and $89,000, respectively. For the nine months ended September 30, 2006, stock-based compensation expense for employee and director stock options, employee stock purchases and restricted stock awards was $1,478,000, $132,000 and $390,000, respectively. Since the Company previously recognized the compensation expense related to restricted stock awards at their fair value on the applicable grant date in accordance with APB No. 25 and no future forfeitures of restricted stock awards are currently anticipated, the Company’s net loss for the three and nine month periods ended September 30, 2006 is $893,000 (or $0.03 per share) and $1,610,000 (or $0.05 per share), respectively, greater than if the Company had continued to account for share-based compensation under APB No. 25. As of January 1, 2006, the beginning balance of deferred compensation of $437,000 related to restricted stock grants was reclassified to additional paid-in capital as required by SFAS No. 123R. See Note 6 for additional information.

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

(d) Net Loss Per Common Share

Net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(11,770)	$(7,068)	$(33,190)	$(27,209)

Denominator:
Weighted-average common shares outstanding	30,279,271	29,147,717	29,590,538	23,578,081
Weighted-average unvested restricted common shares subject to forfeiture	(197,761)	(81,451)	(118,392)	(85,742)

Shares used in calculating net loss per common share	30,081,510	29,066,266	29,472,146	23,492,339

Basic and diluted net loss per common share	$(0.39)	$(0.24)	$(1.13)	$(1.16)

Diluted net loss per common share is computed giving effect to all potentially dilutive securities, including stock options and warrants. Diluted net loss per common share for all periods presented is the same as basic net loss per common share because the potential common stock is anti-dilutive.

(e) New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which becomes effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating this interpretation to determine the effect the interpretation will have, if any, on the Company’s consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This SAB applies to annual financial statements for fiscal years ending after November 15, 2006. This bulletin requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover, and the iron curtain, approach. The rollover approach quantifies misstatements based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at end off the current year, irrespective of the misstatement’s year of origin. Adjustment of financial statements would be required if either approach resulted in a misstatement quantification that is material. The correction of financial statements for immaterial amounts would not require previously filed reports to be amended. The Company is currently evaluating the effect, if any, the adoption of SAB No. 108 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is applicable to other accounting literature that requires fair value measurement and does not require any new fair value measurements. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

2. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$1,364	$1,258
Work-in-process	72	1,422
Finished goods	1,187	1,491
Inventory subject to return	—	216

	$2,623	$4,387

3. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Payroll and related expenses	$4,192	$3,672
Milestone and royalty expenses	4,038	2,846
Research and development expenses	2,632	2,018
Sales and marketing expenses	1,382	777
Testim coupon and rebate accrual	5,364	2,214
Other expenses	1,922	1,314

	$19,530	$12,841

4. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Equipment promissory notes	$81	$327
Less unamortized discount	—	(2)
Less current portion of notes payable	(60)	(260)

Notes payable, long-term portion	$21	$65

5. COMMITMENTS AND CONTINGENCIES

(a) Leases

On December 31, 2004, the Company entered into a 90-month lease agreement to move its headquarters facility to Malvern, Pennsylvania. The Company moved into the new office space in June 2005. The Company paid a $400,000 security deposit under this new lease in January 2005, which is included in other assets as of September 30, 2006. The Company received an allowance to improve the new facility of approximately $781,000. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life of the improvements or the life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The new lease includes a period of free rent and escalating minimum rent payments. The Company records rent expense for the minimum lease payments on a straight-line basis.

As of June 1, 2006, the Company amended the Malvern lease agreement to expand its headquarters office space. This amendment is coterminous with the original lease agreement. The lease of the additional office space commenced in August 2006. Under the amendment, the Company received an additional $287,000 improvement allowance for the additional office space which has also been recorded as a fixed asset and a deferred rent credit.

On September 1, 2006, the Company entered into a lease agreement for an existing biologics manufacturing facility that has an initial term ending January 1, 2017 and that may be extended for two consecutive five year periods. The facility is being used to produce AA4500, an injectable enzyme that the Company is developing to treat Dupuytren’s contracture, a disease of the connective tissue that lies beneath the skin of the hand; Peyronie’s disease, which causes curvature of the penis when erect; and Frozen Shoulder Syndrome, a disorder of diminished shoulder motion. The Company maintains a bank letter of credit in the amount of $1,900,000 as a security deposit which is collateralized by a bank deposit of equal amount. This $1,900,000 bank deposit is included in other long-term assets at September 30, 2006. The lease provides free rent for the first three months and, thereafter, for escalating minimum rent payments. The Company records rent expense for the minimum lease payments on a straight-line basis. In addition, the lease provides an allowance for tenant improvements of up to $3,750,000 which would be amortized, including an interest factor, over the initial term of the lease. As of September 30, 2006, the Company had not requested any allowances for tenant improvements.

Future minimum lease payments under noncancellable operating leases for manufacturing facilities, office space, equipment and automobiles as of September 30, 2006 are as follows (in thousands):

October 1, 2006 to September 30, 2007	$2,793
October 1, 2007 to September 30, 2008	$3,111
October 1, 2008 to September 30, 2009	$2,839
October 1, 2009 to September 30, 2010	$2,916
October 1, 2006 to September 30, 2011	$3,006
October 1, 2011 and thereafter	$14,357

(b) Manufacturing Agreements

In July 2005, the Company entered into an agreement with Cobra for the process development, scale up and manufacture of AA4500 for Phase II/III clinical trials (the Manufacturing Agreement). Through an agreement dated July 14, 2006 (the Amended Manufacturing Agreement), the Company and Cobra terminated the Manufacturing Agreement and agreed that Cobra will manufacture the AA4500 batches needed for clinical trials and for the biological license application (BLA) to be filed under the United States Federal Food, Drug and Cosmetic Act and related applicable regulations and will provide related services upon the Company’s request. The Amended Manufacturing Agreement was effective on April 1, 2006 and will expire on December 31, 2006. If all services under the Amended Manufacturing Agreement remaining as of September 30, 2006 are completed, then the Company will pay Cobra approximately $3,000,000.

(c) Co-promotion Agreement

On September 1, 2006, the Company entered into a letter agreement (the Termination Agreement) with Oscient Pharmaceuticals Corp. (Oscient) which sets forth the terms and conditions upon which Oscient and the Company mutually agreed to terminate the Co-Promotion Agreement between the parties, dated April 11, 2005 (the Co-Promotion Agreement), prior to the expiration of its initial term. Pursuant to the Termination Agreement, the Co-Promotion Agreement terminated at the close of business on August 31, 2006 with certain specified provisions surviving termination and Oscient ceased all promotion activities related to Testim at such time. The Company paid Oscient $1,800,000 for the early termination of the Co-Promotion Agreement which is included in selling, general, and administrative expenses for the three months ended September 30, 2006.

6. EMPLOYEE STOCK BENEFIT PLANS

(a) Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. Employees may contribute up to 10% of their compensation to the 2006 Employee Stock Purchase Plan. The purchase price is 85% of the fair value per share of common stock on the date the purchase period begins or the date on which the purchase period ends, whichever is lower. The plan restricts the maximum number of shares that an employee may purchase to 15,000 shares during each semi-annual purchase period and to $25,000 worth of common stock during each year. There is a maximum of 300,000 shares issuable under the 2006 Employee Stock Purchase Plan, all of which were available for future issuance as of September 30, 2006.

(b) Stock Options and Stock Awards

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and service providers. In June 2006, the stockholders authorized the increase of shares authorized for issuance under the 2004 Plan to 6,000,000 shares. The Compensation Committee of the Board of Directors (the Compensation Committee) administers the 2004 Plan. The Compensation Committee determines who will receive stock options or awards. On October 27, 2006, the Compensation Committee delegated to each of the Company’s Chief Executive Officer and Chief Financial Officer the authority to grant stock options to newly hired employees below the Vice President level within specified parameters. To date, the Company has granted only nonqualified stock options and restricted stock awards under the 2004 Plan. Generally, stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, have a ten year contractual term and vest no later than four years from the date of grant, with immediate vesting upon a change of control of the Company. The Company issues new shares of common stock upon exercise of stock options. At September 30, 2006, there were 1,884,863 shares available for future grants under the 2004 Plan.

(c) General Stock Option Information

The following tables summarize stock option activity for the three and nine month periods ended September 30, 2006:

	Three Months Ended September 30, 2006
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at July 1, 2006	2,903,090	$6.97
Granted	500,000	7.81
Exercised	(10,868)	7.06
Canceled	(31,976)	8.85

Outstanding at September 30, 2006	3,360,246	$7.08	7.78	$10,611,089

Exercisable at September 30, 2006	1,285,501	$6.29	5.19	$5,310,343

During the three months ended September 30, 2006, the weighted-average grant-date fair value of options granted was $5.12, the total intrinsic value of options exercised was $29,000 and the total fair value of shares vested was $269,000.

	Nine Months Ended September 30, 2006
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2005	2,101,498	$5.92
Granted	1,598,750	8.55
Exercised	(124,666)	4.90
Canceled	(215,336)	8.00

Outstanding at September 30, 2006	3,360,246	$7.08	7.78	$10,611,089

Exercisable at September 30,2006	1,285,501	$6.29	5.19	$5,310,343

During the nine months ended September 30, 2006, the weighted-average grant-date fair value of options granted was $5.60, the total intrinsic value of options exercised was $341,000 and the total fair value of shares vested was $2,723,000.

The aggregate intrinsic values in the preceding tables represent the total pretax intrinsic value, based on the Company’s stock closing price of $10.12 as of September 30, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 1,121,921.

(d) Restricted Stock Information

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the three and nine month periods ended September 30, 2006:

Nonvested shares	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2005	81,451	$6.64
Vested	(48,794)	7.50
Cancelled	(113)	7.50

Nonvested at June 30, 2006	32,544	5.35
Grants	200,000	7.81

Nonvested at September 30, 2006	232,544	$7.47

(e) Valuation and Expense Information under SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including stock options and employee stock purchases under the Company’s employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method under APB No. 25 and provided pro forma information in accordance with SFAS No. 123 concerning the impact of a fair value measurement of share-based compensation. The fair value of each share-based award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table. The expected volatility is based on the blended historical volatility of peer group companies and, for 2006, the historical volatility of the Company. The Company uses the simplified calculation of expected option life, described in SAB No. 107, because the Company’s history is inadequate to determine a reasonable estimate of the option life. The dividend yield is determined based on the Company’s history to date and management’s estimate of dividends over the option life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average assumptions:
Expected life of options (in years)	6.25	6.00	6.25	5.48
Risk-free interest rate	5.04%	4.10%	4.95%	3.98%
Expected volatility	66.40%	80.00%	66.50%	80.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table summarizes stock-based compensation expense for the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock-based compensation expense:
Research and development	$89	$—	$390	$—
Selling, general and administrative	893	51	1,610	232

Total	$982	$51	$2,000	$232

Pre-vesting forfeitures are estimated in the determination of total stock-based compensation cost based on Company experience. The estimate on pre-vesting forfeitures will be adjusted in future periods to the extent actual pre-vesting forfeitures differ, or are expected to differ, from such estimates. As of September 30, 2006, there was approximately $9,250,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 3.2 years. Future grants will add to this total, whereas future amortization and the vesting of existing grants will reduce this total.

(f) Pro Forma Disclosures

The pro forma information presented in the following table assumes that compensation cost for employee and director service option grants and purchase rights under the Company’s 2004 Employee Stock Purchase Plan had been determined based on the fair value at the grant dates for those options, consistent with SFAS No. 123. On this basis, the net loss and net loss per common share for the three and nine months ended September 30, 2005 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss applicable to common stockholders, as reported	$(7,068)	$(27,209)
Add: total stock based employee compensation expense recognized under the intrinsic value based method	51	232
Deduct: total stock based employee compensation expense determined under fair value based method	(2,383)	(3,270)

Pro forma net loss applicable to common stockholders	$(9,400)	$(30,247)

Net loss per common share:
Basic and diluted, as reported	$(0.24)	$(1.16)

Basic and diluted, pro forma	$(0.32)	$(1.29)

7. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(11,770)	$(7,068)	$(33,190)	$(27,209)
Other comprehensive loss:
Foreign currency translation	(4)	2	—	9
Unrealized gain (loss) on available for sale securities	(94)	73	(135)	72

Comprehensive loss	$(11,868)	$(6,993)	$(33,325)	$(27,128)

The foreign currency translation amounts relate to the Company’s foreign subsidiary. The unrealized gain (loss) on available for sale securities relates to the Company’s short-term investments.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the efficacy of our product candidates, the commercial benefits available to us as a result of our agreements with third parties, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management and other statements regarding matters that are not historical facts and involve predictions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are subject to a number of risks and uncertainties including, among other things:

•	growth in sales of Testim®, our only marketed product;

•	growth of the overall androgen market;

•	availability and obtaining additional funds through public or private offerings of debt or equity securities;

•	achieving market acceptance of Testim by physicians and patients and competing effectively with other Testosterone Replacement Therapy (TRT) products;

•	obtaining and maintaining all necessary patents or licenses;

•	purchasing ingredients and supplies necessary to manufacture Testim at acceptable terms to us;

•	obtaining and maintaining relationships with government and third party payors;

•	the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	meeting applicable regulatory standards, filing for and receiving required regulatory approvals;

•	complying with the terms of our license and other agreements;

•	manufacturing of Testim and product candidates in commercial quantities at reasonable costs and competing successfully against other products and companies;

•	changes in industry practice; and

•	one-time events.

These risks are not exhaustive. For a more detailed discussion of risks and uncertainties, see “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and “Item 1A – Risk Factors” of this quarterly report. Other sections of this quarterly report may include additional factors which could adversely impact the Company’s future results, performance, achievements and prospects. Moreover, the Company operates in a very competitive and rapidly changing environment. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements. Although it believes that the expectations reflected in forward-looking statements are reasonable, the Company cannot guarantee that the future results, performance, achievements and prospects reflected therein will be achieved or occur. The Company qualifies all forward-looking statements by these cautionary statements.

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. We currently have a sales and marketing organization of approximately 180 people. Our only marketed product, Testim, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as loss of libido, adverse changes in body composition, irritability and poor concentration.

Our current product pipeline includes:

Phase II:

- AA4500, injectable enzyme for the treatment of Dupuytren’s contracture

- AA4500, injectable enzyme for the treatment of Peyronie’s disease

- AA4500, injectable enzyme for the treatment of Frozen Shoulder Syndrome (or Adhesive Capsulitis)

Phase I:

- AA4010, transmucosal film for treatment of overactive bladder

Preclinical:

- two pain products using our transmucosal film delivery system (with rights to develop 6 other compounds for the treatment of pain)

In addition to the above, we have the rights to develop other hormone and urologic products using the transmucosal film technology and the option to license other indications for AA4500 other than dermal products for topical administration.

Our lead project is AA4500, an injectable enzyme. We have an option to license exclusive worldwide rights to all non-topical uses of AA4500, and we currently are pursuing three indications: Dupuytren’s contracture, Peyronie’s disease and Adhesive Capsulitis, or Frozen Shoulder Syndrome. We believe that AA4500 has completed Phase II of development for the treatment of Dupuytren’s contracture, and we expect to begin a pivotal Phase III study for AA4500 for the treatment of Dupuytren’s contracture by the end of 2006. We believe that AA4500 is in Phase II of development for the treatment of Peyronie’s disease and Frozen Shoulder Syndrome, and we expect to commence a Phase IIb dose optimization study for AA4500 for the treatment of Peyronie’s disease in 2007. Each of these diseases is characterized by patients suffering the debilitating effects and deformities associated with the accumulation of connective tissue. Dupuytren’s contracture is a disease of the connective tissue that lies beneath the skin of the palm of the hand and causes this tissue to thicken and contract. As the condition progresses, a “cord” is formed affecting most commonly the ring and/or small finger(s), causing the finger(s) to contract, leaving the patient unable to fully extend the affected finger(s). Peyronie’s disease is a plaque or hard scar on the shaft of the penis that causes substantial distortion of the penis upon erection. Men suffering from Peyronie’s disease are often unable to engage in sexual intercourse due to the deformity of their erection. Frozen Shoulder Syndrome is a disease of diminished shoulder motion, characterized by restriction in both active and passive range of motion of the shoulder joint.

We have in-licensed a transmucosal film delivery system as a platform technology for the delivery of hormones and pharmaceutical products through the oral mucosal membrane. We have a project, which we refer to as AA4010, in Phase I of development for the treatment for overactive bladder using this film delivery system. We currently are seeking a partner to further develop this product candidate. Overactive bladder is a medical condition affecting both men and women characterized by urinary urgency and increased frequency of urination.

We also have two pain products using our transmucosal film delivery system in pre-clinical development. We also have rights to six additional pain products and products for hormone replacement and urologic disease using our transmucosal film delivery system.

In October 2006, we decided to discontinue the development of the current formulation of TestoFilm™, our testosterone replacement transmucosal film product candidate for the treatment of hypogonadism and reallocate resources to our lead development project, AA4500. Based on a recent evaluation, we determined that the current formulation of TestoFilm does not meet certain critical aspects of the target product profile and, as a result, would not be commercially viable.

We expanded our sales force to approximately 150 representatives after mutually agreeing with Oscient Pharmaceuticals Corp. to terminate our co-promotion agreement effective August 31, 2006. We believe that expanding our own sales force with employees consistently dedicated to Testim throughout the entire year will allow us to better control our promotional efforts for Testim.

In September 2006, we entered into a lease agreement for an existing biologics manufacturing facility in Horsham, Pennsylvania. We are using the facility to produce the active ingredient of AA4500 and have completed the initial engineering batch of AA4500. As of September 30, 2006, our future minimum lease payments during the initial, noncancellable term ending January 1, 2017 total approximately $24.0 million.

We have never been profitable and have incurred an accumulated deficit of $170.7 million as of September 30, 2006. We expect to incur significant operating losses for the foreseeable future. Commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim, additional development and pre-commercialization costs for existing and new product opportunities, acquisition costs for new product opportunities and increased general and administration expense to support the infrastructure required to grow and operate as a public company. We will need to generate significant revenues to achieve profitability.

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

Results of Operations

Accounting changes

As discussed in Note 1(b) to the Company’s unaudited consolidated financial statements contained herein and under the heading “Critical Accounting Policies and Significant Judgments and Estimates” set forth below, in the first quarter of 2006 the Company began recognizing revenue for Testim sales at the time of shipment of the product to customers. Prior to 2006, the recognition of revenue on shipments of Testim units to customers was deferred until the units were dispensed through patient prescriptions. As a result of this change in revenue recognition, net revenues for nine months ended September 30, 2006 include a one-time benefit of $1.2 million and the net loss for the nine months ended September 30, 2006 includes a one-time benefit of $0.7 million, or $0.02 per share.

In addition, as discussed in Note 1(c) to the Company’s unaudited consolidated financial statements contained herein, the Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective transition method, which requires the application of SFAS No. 123R as of January 1, 2006, the first day of the Company’s calendar year. The Company’s consolidated financial statements as of and for the three months and nine months ended September 30, 2006 reflect the application of SFAS No.123R. This accounting standard requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In accordance with the modified prospective method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated and do not include the effect of SFAS 123R. Prior to 2006, the Company recognized the compensation expense related to stock-based awards measured by the intrinsic value of the award at grant date in accordance with APB No. 25. As a result of this change, the Company’s net loss for the three and nine month periods ended September 30, 2006 is $0.9 million (or $0.03 per share) and $1.6 million (or $0.05 per share), respectively, higher than if the Company had continued to account for share-based compensation under APB No. 25.

Three Months Ended September 30, 2006 and 2005

Net revenues. Net revenues increased $6.4 million to $17.6 million for the quarter ended September 30, 2006 from $11.2 million for the comparable 2005 period. This increase in net revenues resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (NPA) data from IMS Health (IMS), a pharmaceutical market research firm, Testim total prescriptions for the third quarter of 2006 grew 44.8% over the comparable period of 2005. We believe that Testim prescription growth in the 2006 period over the 2005 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians, and our co-promotion agreement with Oscient. Net revenues for the third quarter of 2006 benefited from price increases having a cumulative impact of 12% over the comparable 2005 period, which was partially offset by increases in wholesaler discounts due to increased distribution costs and product rebates as Testim became more widely prescribed by managed care providers.

Cost of goods sold. Cost of goods sold was $4.5 million and $3.3 million for the three months ended September 30, 2006 and 2005, respectively. The increase in cost of goods sold for the three months ended September 30, 2006 over the comparable period in 2005 was directly attributable to the increase in Testim revenue in the U.S. Gross margin on our net revenues was 74.6% in the third quarter of 2006 compared to 70.8% in the comparable 2005 period. Gross margin reflects the cost of product sold as well as royalty payments made to the Company’s licensor on the sales of Testim. The improvement in gross margin reflects the benefit of year-over-year price increases, a reduction in the royalty rate paid to the Company’s licensor and manufacturing cost reductions.

Research and development expenses. Research and development costs for the third quarter of 2006 were $8.5 million compared with $4.5 million for the comparable year-ago period. The increase in research and development costs was primarily due to the increased spending for development and manufacturing scale up for AA4500 and investment in developing TestoFilm, partially offset by a reduction in spending on Phase IV studies for Testim.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $17.1 million for the quarter ended September 30, 2006 compared with $10.7 million for the year-ago quarter. The increase was primarily due to higher investment in promotional spending for Testim, pre-launch marketing for AA4500, the $1.8 million cost to terminate our co-promotion agreement with Oscient Pharmaceuticals Corp. (Oscient) and, the additional stock compensation expense resulting from the adoption of SFAS 123R.

Interest income (expense), net. Interest income (expense), net was $0.6 million and $0.5 for the three months ended September 30, 2006 and 2005, respectively. Net interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Nine Months Ended September 30, 2006 and 2005

Net revenues. Net revenues increased $19.1 million to $49.0 million for the nine months ended September 30, 2006 from $29.9 million for the comparable 2005 period. The increase in net revenues resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in Testim pricing, net of discounts, rebates and coupons. According to NPA data from IMS, Testim total prescriptions for the first nine months of 2006 grew 46.8% over the comparable period of 2005. We believe that Testim prescription growth in the first nine months of 2006 over the 2005 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians, and our co-promotion agreement with Oscient. Net revenues for the first nine months of 2006 benefited from price increases having a cumulative impact of 10% over the comparable 2005 period, partially offset by increases in wholesaler discounts due to increased distribution costs and product rebates as Testim became more widely reimbursed by managed care providers. Net revenues for first nine months of 2006 also benefited from lower product returns and lower coupon usage as compared to the comparable 2005 period, as well as the change in revenue recognition. In the first quarter of 2006, the Company began recognizing revenue at the time that units are shipped to its wholesaler customers and recorded a one-time benefit in net revenues of $1.2 million.

Cost of goods sold. Cost of goods sold was $12.7 million and $9.3 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cost of goods sold for the nine months ended September 30, 2006 over the comparable period in 2005 was directly attributable to the increase in Testim revenue in the U.S. Gross margin on our net revenues was 74.0% in the first nine months of 2006 compared to 69.0% in the comparable 2005 period. Gross margin reflects the cost of product sold as well as royalty payments made to the Company’s licensor on the sales of Testim. The improvement in gross margin reflects the benefit of year-over-year price increases, a reduction in the royalty rate paid to the Company’s licensor and manufacturing cost reductions.

Research and development expenses. Research and development costs for the nine months ended September 30, 2006 were $25.7 million compared with $17.9 in the year ago period. The increase in research and development expense in the first nine months of 2006 compared to the first nine months of 2005 was primarily due to the increased spending for development and manufacturing scale up for AA4500 and investment in developing TestoFilm, partially offset by a reduction in spending on Phase IV studies for Testim.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $45.5 million for the nine months ended September 30, 2006 compared with $30.4 million for the year-ago period. The increase was primarily due to higher investment in promotional spending, including the costs associated with the Company’s co-promotion agreement with Oscient which started in May 2005, pre-launch marketing of AA4500, and the additional stock compensation expense resulting from the adoption of SFAS 123R. The increase was also due to the $1.8 million the Company paid to Oscient in September 2006 for the early termination of the parties’ co-promotion agreement.

Interest income (expense), net. Interest income (expense), net was $1.7 million and $0.9 for the nine months ended September 30, 2006 and 2005, respectively. Net interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Since inception through September 30, 2006, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through September 30, 2006, we received net proceeds of approximately $218.5 million from the IPO, private and public sales of equity securities and the exercise of stock options. We had $58.9 million and $31.4 million in cash and cash equivalents as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, we also had $8.4 million and $25.4 million, respectively, in short-term investments.

We believe that our current financial resources and sources of liquidity will be adequate to fund our anticipated operations until at least March 2008. We may, however, need to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, fund the construction or improvement of manufacturing facilities or products in development, whether owned by the Company or a third party, commercialize any product candidates that receive regulatory approval, and acquire or in-license approved products or product candidates or technologies for development. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

In April 2006, we filed a shelf registration statement with the SEC to allow for the potential future sale by us, from time to time, in one or more offerings, of up to $100 million of certain debt and equity instruments specified therein. We utilized this shelf registration statement for our registered direct offering in September 2006 in which we sold 5,500,000 shares of our common stock at a price of $8.50 per share. As a result, $53.3 million of this shelf registration statement remains available for future utilization. We believe it is good corporate policy to maintain an effective shelf registration statement.

Sources and Uses of Cash

Cash used in operations was $30.0 million and $21.1 million for the nine months ended September 30, 2006 and 2005, respectively. In both periods, cash used in operations results primarily from operating losses.

Cash provided by investing activities was $13.8 million for the nine months ended September 30, 2006 compared to cash used of $14.7 million for the nine months ended September 30, 2005. Cash provided by investing activities in the 2006 period and the 2005 period relates primarily to the net effect of purchases and redemptions of short-term investments, together with our investments in property and equipment and, in 2006, the investment of $1.9 million to secure the lease of a manufacturing facility.

Cash provided by financing activities was $43.8 million and $39.9 million for the nine months ended September 30, 2006 and 2005, respectively. Cash provided by financing activity in the 2006 period results primarily from the $43.3 million in net proceeds we received in the September 2006 registered direct offering and the cash receipts from stock option exercises and employee stock purchases, partially offset by debt payments on debt financings. Cash provided by financing for the 2005 period results primarily from the $39.0 million in net proceeds we received from the June 2005 private placement and from cash receipts from stock option exercises and employee stock purchases, partially offset by debt payments on debt financings.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of September 30, 2006 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$81	$60	$21	$—	$—
Operating lease obligations	$29,022	2,793	5,950	5,922	14,357
Purchase obligations (1)	$950	190	380	380

	$30,053	$3,043	$6,351	$6,302	$14,357

(1)	Amount represents a $0.2 million minimum annual manufacturing fee.

The contractual commitments reflected in this table exclude $27.7 million of contingent milestone payments that we may be obligated to pay in the future. We do not expect to pay any of these contingent milestone payments through September 30, 2007. These remaining milestones relate primarily to manufacturing process development, filing of regulatory applications and receipt of regulatory approval. The above table also excludes future royalty payments and wholesaler distribution fees because they are contingent on product sales.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

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

Revenue Recognition. We sell Testim to pharmaceutical wholesalers. Prior to the units being dispensed through patient prescriptions, these companies have the right to return Testim for any reason for up to one-year after product expiration. Revenue for this product is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, and Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together SAB No. 101). Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. In order to develop a methodology, and provide a basis, for estimating future product returns on sales to our customers at the time of shipment, we have been tracking the Testim product return history, taking into consideration product expiration dating at time of shipment and levels of inventory in the wholesale channel. Based on the product return history gathered through the end of the first quarter of 2006, we now believe we have the information to reasonably estimate customer returns and, therefore, in the first quarter of 2006, began recognizing revenue for Testim sales at the time of shipment of the product to our customers. Prior to 2006, we were unable to reasonably estimate customer returns and, therefore, deferred the recognition of revenue on product shipments of Testim units until the units were dispensed through patient prescriptions because units dispensed through prescriptions are not subject to return. We estimated prescription units dispensed based on distribution channel data provided by external, independent sources.

In addition, we must make estimates for discounts and rebates provided to third-party payers and coupons provided to patients. Testim is covered by Medicare, Medicaid and numerous independent insurance and pharmacy benefit managers (PBMs). Some of these programs have negotiated rebates. We obtain estimates of prescription units dispensed under the various rebate programs from the same external sources discussed above. We make estimates of the rebates based on the external-source reports of volumes and actual contract terms. In addition, we provide coupons to physicians for use with prescriptions as promotional incentives. We utilize a contract service provider to process and pay claims to patients for actual coupon usage. As Testim becomes more widely used and as we continue to add managed care and PBMs, actual results may differ from our previous estimates. To date, our estimates have not resulted in any material adjustments to our operating results.

For revenues associated with licensing agreements, we use revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 101 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the underlying agreement. We entered into license and distribution agreements with each of Ipsen Farmaceutica, B.V. (Ipsen) and Bayer, Inc. (Bayer) to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan. Under these agreements, the distributor and the licensee are each required to purchase Testim from us and make up-front, milestone and royalty payments. Under these agreements, the distributor and the licensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Only milestone payments for product supply price reductions are refundable if we subsequently increase the supply price; otherwise, no up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to our nonperformance. We are obligated under the agreements to provide multiple deliverables, including the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21, all deliverables under each of these agreements are treated as single units of accounting as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. We have deferred revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under each agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. There have been no significant changes in our exposure to market risks since December 31, 2005. Refer to “Item 7 A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 in evaluating our business, financial position and future prospects. The information presented below updates and supplements those risk factors for events, changes and developments since the filing of that Form 10-K and should be read in conjunction with the risks and other information contained in that Form 10-K. The risks described in our Form 10-K, as updated below, are not the only risks facing the Company. Additional risks that we do not presently know or that we currently believe are immaterial could also materially adversely affect our business, financial position, future results and prospects.

Risks Related to Our Financial Results and Need for Additional Financing:

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

We commenced operations in the fourth quarter of 1999 and have a very limited operating history for you to evaluate our business. Accordingly, you must consider our prospects in light of the risks and difficulties encountered by companies in their early stages. In order to address these risks, we must:

•	increase the sales of Testim, our only product with marketing approval;

•	successfully develop, obtain marketing approval for and manufacture or have manufactured our current product candidates, including AA4500, for the treatment of Dupuytren’s contracture, Peyronie’s disease, and Frozen Shoulder, AA4010 for the treatment of overactive bladder and our pain transmucosal film product candidates;

•	successfully identify and develop new product candidates;

•	effectively commercialize any approved product candidates that we develop or any approved products that we acquire;

•	respond to competitive pressures from other businesses, including the launch of any products, including generics, that compete with Testim in the treatment of hypogonadism;

•	identify and negotiate favorable agreements with third parties for the manufacture, distribution and marketing and sales of our approved products; and

•	effectively manage our relationships with vendors and third parties.

In addition, if product returns are higher than expected, our operating results could be materially harmed.

All of our revenues to date have been generated from the sale or out-licensing of Testim, and, if these revenues do not grow, and we cannot commercialize new products, we will not become profitable.

Our only product with marketing approval is Testim and our product revenues to date have been generated solely from the sale and out-licensing of Testim. Until such time as we develop, acquire or in-license additional products that are approved for marketing, we will continue to rely on Testim for all of our revenues. Accordingly, our success depends significantly on our ability to increase sales of Testim. Our sales and marketing efforts may not be successful in increasing prescriptions for Testim. Sales of Testim are subject to the following risks, among others:

•	growth of the overall androgen market which may be influenced by sales and marketing efforts of Solvay Pharmaceuticals, Inc. (Solvay) or its co-promotion partners;

•	acceptance by the medical community or the general public of Testim or testosterone as a safe or effective therapy for hypogonadism;

•	increasing awareness and continued acceptance of hypogonadism by the medical community, regulators or the general public as a medical disorder requiring treatment;

•	pressures from existing or new competing products, including generic products, that may provide therapeutic, convenience or pricing advantages over Testim;

•	failure of third-party payors to provide coverage and sufficient reimbursement for Testim; and

•	impact of coverage and reimbursement changes, included Medicare Part D coverage and reimbursement.

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

Our operations to date have generated substantial and increasing needs for cash. Our negative cash flows from operations are expected to continue for at least the foreseeable future. Our strategy contains elements that we will not be able to execute without outside funding. Specifically, we may need to raise additional capital to:

•	enhance or expand our sales and marketing efforts for Testim or other products we may co-promote, acquire, in-license or develop;

•	fund our product development, including clinical trials;

•	commercialize and supply any product candidates that receive regulatory approval; and

•	acquire or in-license approved products or product candidates or technologies for development.

We believe that our existing cash resources and interest on these funds will be sufficient to meet our anticipated operating requirements until at least March 2008. Our future funding requirements will depend on many factors, including:

•	Testim market acceptance and sales growth;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	third-party payor reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the degree to which our current licensing and distribution agreements generate revenue;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of supplying and commercializing any of our other product candidates;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies.

These factors could result in variations from our currently projected operating and liquidity requirements. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to borrow money or sell additional equity or debt securities. We may not be able to borrow money on commercially reasonable terms. Moreover, the terms of the sale of any equity or debt securities may not be acceptable to us and could result in substantial dilution of your investment. If we are unable to obtain this additional financing, we may be required to:

•	reduce the size or scope, or both, of our sales and marketing efforts for Testim or any of our future products;

•	delay or reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities;

•	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and/or

•	relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we currently market or would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

Risks Related to Regulatory Approval of Our Product Candidates:

We are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

The testing, development, manufacture and distribution of our products are subject to regulation by numerous governmental authorities in the U.S., Europe and elsewhere. These regulations govern or affect the testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, advertising and promotion of Testim and our product candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve facilities for testing or manufacture of products as well as refusal to approve products for commercialization. Noncompliance with any applicable regulatory requirements also can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the manufacturing, testing, and promotion, marketing and distribution of our products may change in the U.S. or the other jurisdictions in which we may have obtained or be seeking regulatory approval for our products or product candidates. Such changes may increase our costs and adversely affect our operations.

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

Entities must be registered annually with the DEA to manufacture, distribute, dispense, import, export and conduct research using controlled substances. State controlled substance laws also require registration for similar activities. In addition, the DEA requires entities handling controlled substances to maintain records and file reports, follow specific labeling and packaging requirements, and provide appropriate security measures to control against diversion of controlled substances. Failure to follow these requirements can lead to significant civil and/or criminal penalties and possibly even lead to a revocation of a DEA registration.

Products containing controlled substances may generate public controversy. As a result, these products may have their marketing rights or regulatory approvals withdrawn. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of our product candidates. For some scheduled substances or any product, the FDA may require us to develop a comprehensive risk management program to reduce the inappropriate use of our products and product candidates, including the manner in which they are marketed and sold, so as to reduce the risk of improper patient selection and diversion or abuse of the product. Developing such a program in consultation with the FDA may be a time-consuming process and could delay approval of any of our product candidates. Such a program or delays of any approval from the FDA could increase our product development costs and may allow our competitors additional time to develop or market competing products.

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

Our compliance with recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 (SOA), and rules adopted or proposed by the Securities and Exchange Commission and by The Nasdaq Global Market, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. Although we are not required to issue an evaluation of our internal control over financial reporting under Section 404 of SOA until March 2007, preparations for the issuance of this report have already resulted in increased costs to us, which will increase further. If we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with these rules and regulations.

Risks Related to Commercialization

Testim competes in a very competitive market, and if we are unable to compete effectively with the other companies that produce products for the treatment of urologic or sexual health disorders, our ability to generate revenues will be limited.

The primary competition for Testim is AndroGel®, marketed by Solvay and its co-promotion partners. AndroGel was launched approximately three years before Testim. Solvay is a much larger company than we are with greater resources and greater ability to promote its product through a larger sales force. Testim also competes with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a buccal tablet. Androderm® is a transdermal testosterone patch marketed by Watson Pharmaceuticals, or Watson. Many of our competitors, such as Solvay and Watson, have substantially greater resources than we have. These resources may be used to more effectively develop, market or acquire products and technologies. Additional mergers, acquisitions and strategic alliances in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. In addition, our competitors are developing new testosterone treatment therapies.

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

Other new treatments are being sought for hypogonadism, including a new isomer of an old product for centrally mediated treatment of primary hypogonadism as well as a new class of drugs called Selective Androgen Receptor Modulators (SARMs). These products are in the early stages of development and their future impact on the treatment of testosterone deficiency is unknown.

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

The primary competition for Testim is AndroGel, marketed by Solvay, and its co-promotion partners. Pursuant to separate settlements of patent litigation in September 2006, no generic to AndroGel will be sold until 2015. Any generic for AndroGel will not be a generic for Testim, since Testim is BX rated (or non-substitutable) with AndroGel. Other pharmaceutical companies may develop generic versions of any products that we commercialize that are not subject to patent protection or other proprietary rights. Governmental and other cost containment pressures may result in physicians writing prescriptions for these generic products.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

The commercialization of Testim and the clinical testing, manufacture and commercialization of our product candidates, if approved, involves significant exposure to product liability claims. We have clinical trial and product liability insurance that covers Testim and the clinical trials of our other product candidates that we believe is adequate in both scope and amount and has been placed with what we believe to be reputable insurers. We are self-insured for the first $1.0 million of liability under these policies. Our product liability policies have been written on a claims-made basis. If any of our product candidates are approved for marketing, we may seek additional coverage. We cannot predict all of the adverse health events that Testim or our product candidates may cause. As a result, our current and future coverages may not be adequate to protect us from all the liabilities that we may incur. If losses from product liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources. Whether or not we were ultimately successful in product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. We may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If we are required to pay a product liability claim, we may not have sufficient financial resources and our business and results of operations may be harmed.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

Our research and development activities and our commercial product, Testim, involve the use of testosterone and large amounts of alcohol which are classified as hazardous materials and chemicals. AA4500, our product candidate for the treatment of Dupuytren’s contracture, Peyronie’s disease and Adhesive Capsulitis, or Frozen Shoulder Syndrome, is a biologic product. Biologic products may present a manufacturing health hazard due to risk of infection with the bacterial cell line used to produce the product or with potential bacteriophage contamination with the fermentation. Although we believe that our safety procedures for using, storing, handling, manufacturing and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business and financial condition. To our knowledge, we have not been the subject of any investigation by any agency or authority for failure to comply with any rules or regulations applicable to hazardous materials or chemicals. We do not maintain specific insurance for the handling of biological, hazardous and radioactive materials. We have contracts with third-party providers for the storage and disposal of hazardous waste and believe that any claims against us in these areas would be the responsibility of these third parties. However, we may be held responsible for these claims despite the fact that we have contracted with third parties for the storage and disposal of hazardous waste. If we are exposed to these types of claims, we could be held responsible for liabilities that exceed our financial resources, which could severely affect our operations.

Risks Related to the Manufacture of AA4500

We do not have experience in manufacturing pharmaceutical products and may encounter difficulties in the manufacture of the active ingredient of AA4500 at our facility in Horsham, PA (the “Horsham Facility”) which could materially adversely affect our results of operations or delay or disrupt our development timelines for AA4500.

The manufacture of pharmaceutical products requires significant expertise and capital investment. Although we leased the Horsham Facility in order to have direct control over the manufacturing of the active ingredient of AA4500, we do not have experience in manufacturing AA4500 or any other pharmaceutical product. We may encounter difficulties with the manufacture of the active ingredient of AA4500 which could materially adversely affect our results of operations or delay or disrupt our development timelines for AA4500. These problems may include:

•	our ability to develop and implement an internal manufacturing capability;

•	difficulties with production and yields;

•	availability of raw materials and supplies;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

Furthermore, our manufacturing operations expose us to a variety of significant risks, including:

•	product defects;

•	contamination of product or product loss;

•	environmental liabilities or claims resulting from our production process or contamination at the Horsham Facility;

•	sudden loss of inventory; and

•	inability to manufacture products at a cost that is competitive with third party manufacturing operations.

If we are unable to gain regulatory approval for AA4500, we may not have an alternate use for the Horsham Facility but will be required to make payments under our lease.

We have entered into a ten-year lease for the Horsham Facility. If we are unable to gain regulatory approval for AA4500, we may not have an alternate use for the manufacturing facility but will be required to make payments under our lease. As of September 30, 2006, the future minimum lease payments of this lease during its initial noncancellable term total approximately $24.0 million.

The Horsham Facility is subject to regulatory oversight, which may delay or disrupt our development and commercialization efforts for AA4500.

We must ensure that all of the processes, methods, equipment and facilities employed in the manufacture of AA4500 at the Horsham Facility are compliant with the current Good Manufacturing Practices (cGMP). The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance with cGMP requires record keeping and quality control to assure that the product meets applicable specifications and other requirements. The Horsham Facility will be subject to inspection by regulatory agencies upon the manufacture of AA4500 that is used in a clinical trial or the filing for approval of AA4500 with regulatory authorities. If an inspection by regulatory authorities indicates that there are deficiencies including non-compliance with regulatory requirements, we could be required to take remedial actions, stop production or close the Horsham Facility, which would disrupt the manufacturing processes, limit the supplies of AA4500 and delay clinical trials and subsequent licensure. If we fail to comply with these requirements, we may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them.

Following approval of AA4500 for commercialization and licensure of the Horsham Facility, noncompliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of AA4500 made at the Horsham Facility in clinical trials, refusal of the government to allow distribution of AA4500 for commercialization, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts.

Risks Related to Our Dependence on Third-Party Manufacturers and Service Providers:

Since we currently rely on third-party manufacturers and suppliers, we may be unable to control the availability or cost of manufacturing our products, which could adversely affect our results of operations.

We currently do not manufacture Testim or any of our product candidates, except for the active ingredient for AA4500. Testim is manufactured for us by DPT Laboratories, Ltd. (DPT) under a contract that expires on December 31, 2010. We have qualified a back-up supplier to manufacture Testim.

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

DPT, PharmaForm, Cobra, Althea, or any of our other third-party manufacturers may not perform as agreed or may terminate its agreement with us, which would adversely impact our ability to produce and sell Testim or our ability to produce AA4500 or other product candidates for clinical trials.

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

Approximately 93% of our product shipments are to only three customers; if any of these customers refuse to distribute Testim on commercially favorable terms, or at all, our business will be adversely affected.

We sell Testim to wholesale drug distributors and chain drug stores who generally sell products to retail pharmacies, hospitals and other institutional customers. We do not promote Testim to these customers, and they do not determine Testim prescription demand. However, approximately 93% of our product shipments during the nine months ended September 30, 2006 were to only three customers: Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation. Our business would be harmed if any of these customers refused to distribute Testim or refuse to purchase Testim on commercially favorable terms to us.

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

As an organization, we have a limited history in sales, marketing and distribution. To directly market and distribute Testim or any of our product candidates which receive regulatory approval, we must continue to enhance our sales and marketing efforts. For our direct sales efforts, we will need to hire additional salespeople in order to grow and manage any turnover that occurs in our sales force. For some market opportunities, we may need to enter into co-promotion agreements or other licensing arrangements with pharmaceutical or biotechnology firms in order to increase the commercial success of our products.

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

As of September 30, 2006, we had 212 full-time and four part-time employees. In order to continue to expand Testim’s sales and commercialize our other product candidates, we currently anticipate that we will need to add some managerial, selling, operational, financial and other employees to our existing departments over each of the next two years. Expansion may place a significant strain on our management, operational and financial resources. Moreover, higher than expected market growth of Testim, the acquisition or in-licensing of additional products, as well as the development and commercialization of our other product candidates or marketing arrangements with third parties, could accelerate our hiring needs beyond our current expectations. To manage further growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls, and hire, train and manage additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our direct sales force consists of relatively newly hired employees. Turnover in our direct sales force or marketing team could adversely affect Testim and future product sales growth.

Risks Related to Stock Market Price

The market price of our common stock is likely to be volatile.

Prior to our initial public offering in July 2004, there was no public market for our common stock. Since our initial public offering, our stock price has, at times, been volatile. We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Substantially all of our outstanding shares of our common stock are eligible for sale in the public market. For the 30 days prior to the end of the period covered by this Report, our average daily trading volume was approximately 373,000 shares. Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that holders of a large number of shares intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities, even if our business is doing well. In addition, the market price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	Testim market acceptance and sales growth;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	developments concerning therapies that compete with Testim in the treatment of hypogonadism;

•	our ability to manufacture any products to commercial standards;

•	results of our clinical trials;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the U.S. and foreign countries;

•	developments or disputes concerning our patents or other proprietary rights;

•	public concern over our drugs;

•	litigation involving us, our general industry or both;

•	future sales of our common stock;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	departure of key personnel;

•	the degree to which any co-promotion, licensing or distribution arrangements generate revenue;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	announcements of material events by those companies that are our third-party manufacturers and services providers, our partners, our competitors or perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.

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

Possible dilutive effect of outstanding options and warrants.

As of September 30, 2006, stock options to purchase 3,360,246 shares of common stock and warrants to purchase 3,289,033 shares of common stock were outstanding. In addition, as of September 30, 2006 a total of 1,884,863 stock options are available for grant under our 2004 Equity Compensation Plan. A total of 4,510,954 of the outstanding options and warrants are “in the money” and exercisable as of September 30, 2006. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

Our executive officers, directors and major stockholders have the ability to control all matters submitted to stockholders for approval.

At September 30, 2006, we believe that our executive officers, directors and our stockholders who beneficially own more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially own shares representing approximately 58% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days. As a result, if any of these stockholders were to choose to act together, they may be able to control matters submitted to our stockholders for approval, as well as our management and affairs. For example, if any of these individuals chose to act together, they could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended September 30, 2006:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 to July 31, 2006	None		Not applicable	Not applicable	Not applicable
August 1, 2006 to August 31, 2006	None		Not applicable	Not applicable	Not applicable
September 1, 2006 to September 30, 2006	9,033	(1)	$8.20	Not applicable	Not applicable

Total	9,033	(1)	$8.20	Not applicable	Not applicable

(1)	All 9,033 shares were purchased from the former CEO and Interim President of the Company, who was also a member of the Company’s Board of Directors, pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock issued in accordance with Rule 16 b-3 of the Securities Exchange Act of 1934.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1	Lease Agreement, dated September 1, 2006, between the Registrant and ARE-PA Region No. 6, LLC (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2006, File No. 000-50855, and incorporated by reference herein).

10.2	Letter Agreement, dated September 1, 2006, between the Registrant and Oscient Pharmaceuticals, Inc. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 5, 2006, File No. 000-50855, and incorporated by reference herein).

10.3	Placement Agency Agreement, dated September 14, 2006, by and among the Registrant, Thomas Weisel Partners LLC and Roth Capital Partners, LLC. (Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2006, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

/s/ Armando Anido
Armando Anido
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2006

AUXILIUM PHARMACEUTICALS, INC.

/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2006

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lease Agreement, dated September 1, 2006, between the Registrant and ARE-PA Region No. 6, LLC (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2006, File No. 000-50855, and incorporated by reference herein).

10.2	Letter Agreement, dated September 1, 2006, between the Registrant and Oscient Pharmaceuticals, Inc. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 5, 2006, File No. 000-50855, and incorporated by reference herein).

10.3	Placement Agency Agreement, dated September 14, 2006, by and among the Registrant, Thomas Weisel Partners LLC and Roth Capital Partners, LLC. (Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2006, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).