Form 10-K
period 2006-12-31
AUXILIUM PHARMACEUTICALS INC
filed 2007-03-13
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-50855

Auxilium Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3016883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Valley Stream Parkway Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)

(484) 321-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

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

Large accelerated filer ☐                    Accelerated filer ☒                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on The NASDAQ Global Market as of June 30, 2006, was approximately $97.7 million.

As of March 8, 2007, the number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 36,138,666.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 13, 2007, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

AUXILIUM PHARMACEUTICALS, INC.

FORM 10-K

December 31, 2006

This Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain projections relating to financial results, economic conditions, trends and known uncertainties. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed in this Report. You should review the “Risk Factors” section of this Report for a discussion of the important factors that could cause actual results to differ materially from those described in or implied by the forward-looking statements contained in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

ITEM 1.	Business

Company Overview

Company Description

We are a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. We currently have 269 full-time employees, including a sales and marketing organization of approximately 190 people. Our only marketed product, Testim®, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration. We reported revenues in 2006 of $68.5 million, an increase of 60% over the $42.8 million reported in 2005. According to National Prescription Audit data from IMS Health, Inc., or IMS, a pharmaceutical market research firm, Testim’s share of total prescriptions for the gel segment of the testosterone replacement therapy, or TRT, market was 18.3% for the month of December 2006, compared with 16.3% for the month of December 2005. For the full year 2006, Testim’s share of total prescriptions for the TRT market was 17.7%, versus 13.8% for the full year 2005.

Our current product pipeline includes:

Phase III:

– AA4500, injectable collagenase enzyme for the treatment of Dupuytren’s contracture

Phase II:

– AA4500, injectable collagenase enzyme for the treatment of Peyronie’s disease

– AA4500, injectable collagenase enzyme for the treatment of Frozen Shoulder syndrome (or Adhesive

   Capsulitis)

Phase I:

– AA4010, treatment for overactive bladder using our transmucosal film delivery system

Preclinical:

– two pain products using our transmucosal film delivery system (with rights to develop six other compounds for the treatment of pain).

In addition to the above, we have the rights to develop other hormone and urologic products using our transmucosal film technology and the option to license other indications for AA4500 other than dermal products for topical administration.

Company Strategy

Our goal is to build a leading specialty biopharmaceutical company by focusing on disease states that we believe can be addressed through sales to predominantly specialist audiences, such as urologists, endocrinologists, certain targeted primary care physicians and subsets of orthopedic surgeons. We have an experienced development and regulatory team that has a proven track record. We intend to draw upon our track record and experience to successfully develop our product candidates. Our strategy will focus on developing and commercializing AA4500, optimizing Testim’s commercial success and developing and commercializing products utilizing our transmucosal film technology delivery system.

Developing and Commercializing AA4500. We believe that AA4500 represents a significant opportunity for us, and we are devoting what we believe to be the appropriate resources to the development and pre-commercialization of this product. For Dupuytren’s contracture and Peyronie’s disease, we believe there is a large unmet medical need for a non-surgical solution to these debilitating diseases and that the data from our well-controlled phase II studies and from an initial phase III study are encouraging. The product has received orphan drug designation in the U.S. for both indications, and our preliminary market research leads us to believe that urologists and orthopedic surgeons would be very likely to use the product to delay or avoid surgery. We believe that there are approximately 450,000 patients, on an annual basis, who could be candidates for AA4500 for the treatment of Dupuytren’s contracture and Peyronie’s disease in the U.S. and Europe. These patients represent an annual market potential in excess of $1 billion, assuming that we are able to price treatments using AA4500 on a basis comparable to the cost of surgery for these indications. We have exclusive worldwide rights to develop, market and sell products containing AA4500, other than dermal formulations labeled for topical administration. Specifically, we currently have rights to AA4500 for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome.

Optimizing Testim’s Commercial Success. Testim has demonstrated an ability to capture market share in the gel segment of the TRT market and the total TRT market. We believe that we can continue to increase sales of Testim by capturing market share, expanding the use of TRT through increased physician and patient awareness and benefiting from the on-going demographic changes that could result in additional patient candidates for TRT treatment.

•

Increase Testim market penetration. Through on-going evaluation of physician targeting and greater sales efficiencies, we intend to improve the effectiveness of our sales force. We will continue to work with accredited education groups, thought leaders and professional organizations to further educate physicians about diagnosis and the benefits of TRT, including Testim. In September 2006, we mutually terminated a co-promotion agreement with Oscient Pharmaceuticals Corp., or Oscient, for the promotion and sale of Testim in the United States, or U.S. Upon terminating this agreement, we increased the number of Auxilium sales representatives from 94 to approximately 150. We are focusing these sales representatives on urologists, endocrinologists and certain key primary care physicians. We also have entered into two collaborations with partners for the international commercialization of Testim. Paladin Labs Inc., or Paladin, plans to market Testim in Canada, and Ipsen Farmaceutica, B.V., or Ipsen, has begun to market Testim in Europe.

•

Expand market opportunities for Testim and TRT. A recent study in The International Journal of Clinical Practice was published that showed 39% of men over 45 years of age have low testosterone (total testosterone levels below 300 ng / dL). According to the U.S. Census Bureau, there were 43.6 million men aged 45 to 84 in 2000, and these figures are expected to increase to 54.6 million by 2010. As a result, we expect to see an increase in the number of potential patients over the coming years.

In addition, it has been demonstrated that low testosterone is associated with conditions such as diabetes, obesity, hyperlipidemia, chronic pain and HIV/AIDS. With improved medical and patient education around the implications of low testosterone and the favorable risk/benefit profile of treating with TRT, we believe physicians will be more proactive in identifying hypogonadism and treating patients. In 2006, the gel market increased 13.7% over 2005.

We will continue to incorporate focused educational efforts to both physicians and consumers to create an increased awareness of both the prevalence and medical need for identifying and treating hypogonadism.

Developing and Commercializing Transmucosal Film Technology. We believe delivery of pharmaceuticals across the mucosal membrane of the mouth offers important advantages to patients, including the possibility to achieve therapeutic benefits with significantly lower doses of drug, and the possibility of a convenient, once or twice daily dosing regimen.

AA4500 Opportunity

AA4500 is an injectable collagenase enzyme we in-licensed from BioSpecifics Technologies Corp., or BioSpecifics. Under our agreement with BioSpecifics, we have exclusive worldwide rights to develop, market and sell certain products containing AA4500. Our licensed rights concern the development of products, other than dermal formulations labeled for topical administration. Currently, we are developing AA4500 for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome. We may expand our agreement with BioSpecifics, at our option, to cover other indications as they are developed by us or BioSpecifics.

Dupuytren’s Contracture

Disease state and market: Dupuytren’s contracture is a condition that affects the connective tissue that lies beneath the skin in the palm. The disease is progressive in nature. Typically, painful nodules develop in the palm as collagen deposits accumulate. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Currently, surgery is the only effective treatment. According to Dupuytren’s Disease by Leclercq published in 2000, the global prevalence of Dupuytren’s contracture among today’s Caucasian population is estimated to range from 3% to 6%. Common co-morbidities include diabetes, epilepsy, alcoholism or HIV. Dupuytren’s contracture is most common in men. It usually starts in adult life, with a peak incidence in the forties and fifties. In about 50% of patients, the disease affects both hands, and recurrence after surgical treatment is common (as high as 30% the first two years post-surgery; and 55% within 10 years of surgery). Due to the recurrent nature of the disease, multiple corrective surgeries are often required, which become increasingly complex. AA4500 is injected directly into the cord and the procedure could be performed in a physician’s office. We believe AA4500 as a treatment for Dupuytren’s contracture represents an attractive and addressable market for us as a specialty biopharmaceutical company.

R&D status: An initial phase III study by the licensor of the product was comprised of a randomized, placebo-controlled, double-blind phase, as well as an open-label phase. Data from the double-blind phase showed that injecting the collagenase enzyme into study patients’ affected joints led to a 91% success rate in reducing joint contracture to within five degrees of normal, compared to the placebo arm in which no patients achieved success. In the open-label phase, in which patients had additional joints treated with AA4500, results showed that 88% of Metacarpophalangeal (MP) joints and 68% of Proximal Interphalangeal (PIP) joints were fully corrected. These results were consistent with phase II data previously published in The Journal of Hand Surgery in 2002. In December 2006, we suspended the dosing of patients in our ongoing phase III trials for AA4500 for the treatment of Dupuytren’s contracture in response to an issue related to the manufacture of clinical supplies. We expect to resume phase III trials in the fourth quarter of 2007.

Peyronie’s Disease

Disease state and market: Peyronie’s disease is characterized by a plaque or hard lump that occurs on the penis. It begins as a localized inflammation, which progresses to a hardened scar on the shaft of the penis that reduces flexibility and causes the penis to bend during erection. This may cause pain on erection and a deformity that may prevent sexual intercourse altogether. Our market research indicates that, aside from the physical consequences, depression and loss of self-esteem are common in men with Peyronie’s disease. According to Peyronie’s Disease, A Guide to Clinical Management by Levine, published in 2007, the prevalence of Peyronie’s disease has been increasing during the last 30 years and the now ranges between 3.7% and 7.1%, but the actual prevalence may be higher because of patients’ reluctance to report this embarrassing condition to their physicians. The pathogenesis of Peyronie’s disease appears to be multifactorial, with an interplay of genetic predisposition, trauma, and tissue ischemia. Generally, Peyronie’s disease is treated by urologists. To date, no medical therapy has been proven effective for the treatment of Peyronie’s disease. Surgical treatment may be an option for some patients, although complications as well as loss of penile length can occur.

Administration of AA4500 could be an in-office procedure in which the product is injected directly into the plaque causing the penile curvature. Early phase II clinical work with AA4500 in patients with Peyronie’s disease indicates that the product reduces scar tissue size, thereby improving the curvature of the penis, and in some cases, restoring the ability to have sexual intercourse. Additional dose optimization studies will be needed.

R&D status: Previous phase II studies by the licensor of the product indicate possible effectiveness of AA4500 in this disease state. We have begun an animal study requested by FDA to determine the local effects of AA4500 injected in normal penile tissue. We expect to commence a phase IIb dose ranging study for AA4500 as a treatment for Peyronie’s disease in the fourth quarter of 2007.

Frozen Shoulder Syndrome

Disease state and market: Frozen Shoulder syndrome is a disorder of diminished shoulder motion, characterized by restriction in both active and passive range of motion of the shoulder joint. Frozen Shoulder syndrome usually affects patients aged 40-70 years. According to Harrison’s Principles of Internal Medicine, it is estimated that 3% of people develop Frozen Shoulder syndrome over their lifetime and that women tend to be affected more frequently than men. The condition may affect both shoulders, either simultaneously or in sequence, in up to 16% of patients. Recurrence of Frozen Shoulder syndrome is common within five years of the onset of the disorder. According to Dahan et. al. in the 2005 eMedicine article “Adhesive Capsulitis,” a higher incidence of Frozen Shoulder syndrome exists among patients with diabetes (10-20%) compared to the general population (2-5%) and incidence among patients with insulin-dependent diabetes is even higher (36%), with an increased frequency of bilateral shoulder involvement. The most common treatment for Frozen Shoulder syndrome is extensive physical therapy, corticosteroids and/or arthroscopy. Drugs are used to manage pain, but none have been demonstrated to have an impact on Frozen Shoulder syndrome.

R&D status: Our licensor has conducted a phase II clinical trial using AA4500 for the treatment of Frozen Shoulder syndrome. Three different doses of the enzyme were compared to placebo in this prospective, randomized, 60-subject trial. The results from this trial suggest that local injection of the enzyme is well-tolerated and may be effective in patients suffering from Frozen Shoulder syndrome. Additional studies are needed to assess the optimal dose and dosing regimen of AA4500 for this indication.

Testim Opportunity

Hypogonadism market

Hypogonadism, or low testosterone, is a disorder that affects millions of men in the U.S.A study in The International Journal of Clinical Practice was published in 2006 that showed 39% of men over 45 years of age have low testosterone (total testosterone levels below 300 ng / dL). Hypogonadism also affects a high percentage of men with certain co-morbidities regardless of age. This recent study documented associations with other co-morbidities such as: Obesity (52%), Diabetes (50%) and Rheumatoid Arthritis (47%)1. Other articles have highlighted associations with other conditions: HIV (30%)2, Erectile Dysfunction (18%)3 and up to 74% of men being treated with high doses of opioids for chronic pain4. The effects of low testosterone lead to symptoms such as low energy, diminished libido, adverse changes in body composition, irritability and poor concentration. According to a recent study, the impact of these symptoms on an afflicted person can be high.

TRT is the standard treatment for hypogonadism. According to IMS, the total number of prescriptions within the TRT market has grown from 1.0 million to 2.7 million prescriptions between 2000 and 2006. Before 2000, the TRT market consisted of oral, injectable and patch therapies. In 2000, the first topical gel was introduced, and this product segment has been the driver of much of the total growth in the TRT market. According to IMS, the gel segment accounted for approximately 71% of the total prescriptions in the TRT market in the fourth quarter of 2006. Despite this growth, we estimate that less than 10% of men with hypogonadism currently receive TRT. According to our physician research, this low diagnosis rate stems primarily from low patient and physician awareness of the symptoms, treatment options and monitoring requirements.

Testim has captured a significant portion of the gel prescription growth since its launch in early 2003, and Testim held an 18.3% prescription share of this market in December 2006. For the calendar year 2006, prescriptions of Testim grew by 44.1% compared to 2005. The gel market continued to drive the growth of the TRT market in 2006. Gel prescriptions grew 13.7% compared to 2005. All other formulations (injectables, patches, orals and buccals) combined increased less than 1% year over year.

[1]	Mulligan T. et al. Int J. Clin Pract 2006

[2]	Dobs A.S. Clin Endocrinol Metab. 1998

[3]	Bodie J. et al. J. Urol. 2003

[4]	Daniell H.W. J. Pain 2002

Source: IMS

We believe Testim’s growth has been due to Testim’s favorable clinical profile and our increased sales and marketing efforts in 2006. Our sales organization of approximately 150 representatives promotes Testim to urologists, endocrinologists and key primary care physicians. In September 2006, we mutually terminated our co-promotion agreement with Oscient and expanded our sales force from 94 to 150 representatives. The incremental headcount allows us to cover more of the top prescribing physicians with consistent frequency. We believe this focused, consistent messaging will continue to drive the recognition of hypogonadism and increased Testim prescriptions.

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

Clinical data supporting the advantages of Testim. We have designed and conducted our clinical trials to provide prescribing physicians with comprehensive information regarding Testim’s benefits. Since 2001, we have completed 14 clinical studies involving approximately 1,800 patients including the largest placebo controlled study (n=400) ever conducted to evaluate the benefits and risks of TRT. We conducted five of these studies using Testim and other TRT products, including a transdermal patch and the other commercial gel. The results from these five studies, taken together, demonstrate that in patients with hypogonadism, testosterone levels directly correlate with patient symptom improvement.

Cost effectiveness and convenience. We believe, based on clinical data regarding testosterone levels in patients, market feedback from physicians, and the results of our clinical trials, that a higher percentage of patients are treated with only one tube of Testim per day (one dose per day) compared to the other commercial gel. In a recent retrospective pharmacy analysis conducted by Verispan analyzing 12 month usage patterns in over 40,000 patients, we learned that 95% of the Testim treated patients utilized a daily 5 gram dose at month 3 and of patients who remain on Testim at month 12, 97% utilized this dose. We believe that one tube of Testim per day is an advantage for patients because of less volume of drug to apply, and for payors, because of lower cost.

Broad prescription coverage. Currently, we have broad third-party payor reimbursement for Testim and Testim is covered by the majority of reimbursement plans.

Transmucosal Film Technology

We are developing product candidates using a new oral transmucosal drug delivery system based on patented technology licensed from Formulation Technologies, L.L.C., doing business as PharmaForm, or PharmaForm. The basis of this technology is a film that adheres to the upper gum. We have the exclusive worldwide right to use this technology platform in therapeutic products that contain hormones or that treat urologic disorders and in certain pain products. We currently have three product candidates using this technology:

•	AA4010, which is our therapy to treat overactive bladder in phase I of development for which we expect to seek a partner to further develop the product; and

•	two pain product candidates in the pre-clinical phase of development for the management of pain.

In October 2006, we decided to discontinue the development of the formulation of TestoFilm™, our testosterone replacement transmucosal film product candidate for the treatment of hypogonadism and reallocate resources to our lead development project, AA4500. We determined that the current formulation of TestoFilm did not meet certain critical aspects of the target product profile and, as a result, would not be commercially viable. The Company believes that the transmucosal film delivery system remains viable and intends to develop opportunities in hormone replacement, urologic disease and pain.

Manufacturing

We currently use, and expect to continue to depend on, contract manufacturers to manufacture Testim. We may depend on contract manufacturers to manufacture any products for which we receive marketing approval, and to produce sufficient quantities of our product candidates for use in preclinical and clinical studies.

Testim is manufactured for us by DPT Laboratories, Ltd., or DPT, pursuant to a manufacturing and supply agreement that expires on December 31, 2010, the terms of which are summarized below in “Material Agreements.”

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

In September 2006, we leased a 50,000 square foot biological manufacturing facility in Horsham, Pennsylvania that we plan to use to produce the active ingredient of AA4500. The initial term of the lease expires on January 1, 2017.

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

We and our contract manufacturers are subject to an extensive governmental regulation process. Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with current good manufacturing practices, or cGMP. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have established an internal quality control and quality assurance program, including a set of standard operating procedures and specifications that we believe is cGMP-compliant.

Material Agreements

We have entered into agreements for the in-licensing of technology and products and for the manufacture of our products. Additionally, we have secured collaboration partners for the sale of Testim in geographic locations where we do not have our own sales force. We intend to pursue other licensing agreements and collaborations in the future.

Bentley Pharmaceuticals

We entered into two separate license agreements with Bentley Pharmaceuticals, Inc., or Bentley, that give us access to Bentley’s patented transdermal gel technology. In May 2000, Bentley granted us an exclusive, worldwide, royalty-bearing license to make and sell products incorporating Bentley’s formulation technology that contains testosterone. The term of this agreement is determined on a country by country basis and extends until the later of patent right termination in a country or 10 years from the date of first commercial sale. We produce Testim under this license. Bentley has filed patent applications in the U.S., Europe and Japan, which, if issued, could provide additional patent protection for Testim. In May 2001, Bentley granted us similar rights for a product containing another hormone, the term of which is perpetual. Under these agreements, we are required to make up-front and milestone payments to Bentley upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval.

In addition to our royalty obligations, to date, we have paid Bentley approximately $0.6 million of up-front payments and milestones under the in-license agreements. If all events under our in-license agreements with Bentley occur, we would be obligated to pay a maximum of approximately $1.0 million in milestone payments. The timing of these payments, if any, is uncertain.

DPT

Testim is manufactured for us by DPT under the terms of a manufacturing and supply agreement that we entered into in April 2002 as amended most recently on September 14, 2005. This agreement expires on December 31, 2010. During the term of the agreement, subject to our right to qualify and order Testim from a back-up supplier, and subject to DPT’s ability to qualify its Lakewood, New Jersey facility as a secondary site for the production of Testim, DPT is required to manufacture all of our worldwide commercial requirements of Testim. We have qualified a back-up supplier. Upon DPT’s qualification of the Lakewood facility, we will no longer be permitted to order commercial supply of Testim from the back-up supplier. However, in the event that DPT is unable to meet our Testim supply requirements, Testim may be manufactured for us by a back-up supplier. The manufacturing fees paid to DPT are based upon the specified annual volume of Testim ordered by us. If we order less than a specified amount of Testim in any calendar year, the parties are required to negotiate to establish new manufacturing fees, with the understanding that DPT will continue to produce Testim for a specified minimum period in order to enable us to identify and utilize another supplier. DPT may terminate the agreement only upon our insolvency or bankruptcy or upon our breach of the agreement.

BioSpecifics

In June 2004, we entered into a development and license agreement with BioSpecifics and amended the agreement in May 2005 and December 2005 (the BioSpecifics Agreement). Under the BioSpecifics Agreement,

we were granted exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ enzyme, which we refer to as AA4500. Our licensed rights concern the development of products, other than dermal formulations labeled for topical administration, and currently, our licensed rights cover the indications of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome. We may further expand the BioSpecifics Agreement, at our option, to cover other indications as they are developed by us or BioSpecifics.

The BioSpecifics Agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. We may terminate the BioSpecifics Agreement upon 90 days prior written notice.

We are responsible, at our own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products. As permitted under the BioSpecifics Agreement, we have qualified Cobra as a supplier of clinical products under the agreement.

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

Finally, we will be obligated to make contingent milestone payments upon the filing of regulatory applications and receipt of regulatory approval. Through December 31, 2006, we paid up-front and milestone payments under the BioSpecifics Agreement of $8.5 million. We could make up to an additional $5.5 million of contingent milestone payments under the BioSpecifics Agreement if all existing conditions are met. Additional milestone obligations will be due if we exercise an option to develop and license AA4500 for additional medical indications.

Cobra

In July 2005, we entered into an agreement with Cobra for the process development, scale up and manufacture of AA4500 for phase II/III clinical trials (the Manufacturing Agreement). Through an agreement dated July 14, 2006 (the Amended Manufacturing Agreement), we terminated the Manufacturing Agreement and agreed that Cobra will manufacture the AA4500 batches needed for clinical trials and for the Biological License Application (BLA) to be filed under the U.S. Federal Food, Drug and Cosmetic Act and related applicable regulations and will provide related services upon our request. In November 2006, we entered into a letter agreement with Cobra (the Amendment) that further amended the Amended Manufacturing Agreement. Under the Amendment, we paid $1.1 million and Cobra agreed to complete only one BLA batch of the active ingredient for AA4500 and perform certain other services as may be agreed to by the parties. Through December 31, 2006, we incurred $12.8 million of costs under the Manufacturing Agreement, Amended Manufacturing Agreement and Amendment.

PharmaForm

In June 2003, we entered into a license agreement with PharmaForm. Under this agreement, as amended, we were granted an exclusive, worldwide, royalty-bearing license to develop, make and sell products that contain hormones or that are used to treat urologic disorders incorporating PharmaForm’s oral transmucosal film technology for which there is an issued patent in the U.S. The term of this license agreement is for the life of the licensed patents.

In February 2005, we entered into an additional license agreement with PharmaForm. Under this agreement, we were granted exclusive, worldwide royalty-bearing rights to develop, manufacture and market eight compounds using PharmaForm’s proprietary transmucosal film technology for the management of pain, including acute and chronic pain. The term of this license agreement continues on a product by product and country by country basis until the later of ten years after the first commercial sale or last to expire patent covering the licensed technology. The compounds that may be developed include opioids as well other types of analgesics. In 2005, we paid an up-front payment of $0.5 million and could make up to an additional $21.2 million in contingent milestone payments if all underlying events for these eight products occur. In addition, we will have on-going royalty payment obligations to PharmaForm. The timing of the remaining payments, if any, is uncertain.

We entered into a research and development agreement with PharmaForm on a fee for service basis. We will be the sole owner of any intellectual property rights developed in connection with this agreement. Through December 31, 2006, we incurred $5.4 million under the research and development agreement.

Bayer

In December 2006, we mutually agreed with Bayer to terminate our exclusive marketing and distribution agreement to commercialize Testim in Canada with no payments made from either party related to the termination. Non-refundable up-front and milestone fees collected under this agreement amounted to $0.6 million.

Ipsen

We entered into a license and distribution agreement with Ipsen in March 2004. This agreement is exclusive and royalty-bearing for the longer of ten years from the date of first commercial sale by country or the life of the Bentley patent, including any newly issued patents. The European patent that we license from Bentley for Testim expired in November 2006. Bentley has filed a patent application in the U.S., Europe and Japan, which, if issued, could provide additional patent protection for Testim. Ipsen is a European pharmaceutical company with a worldwide commercial presence and a strong urology focus. Under this agreement, we granted Ipsen an exclusive license to use and sell Testim on a worldwide basis outside the U.S., Canada, Mexico and Japan. The terms of this agreement require Ipsen to purchase all Testim supply from us or exercise their conditional option for a technology transfer and to make up-front, milestone and royalty payments. Future milestone payments will be due upon regulatory approval, product launch in various countries and supply price reductions. The royalty payments are based on net product revenue and are similar to royalty payments due to Bentley.

Through December 31, 2006, we have collected $11.7 million in up-front and milestone fees from Ipsen. We can potentially collect up to an additional $5.3 million in milestone fees under the Ipsen collaboration. The timing of these payments, if any, is uncertain.

We do not expect sales of Testim outside of the U.S. pursuant to our current collaboration agreements to have a material impact on our revenues or profitability. We believe that the primary benefit of these agreements is the demonstration of our global development and commercialization capabilities to future licensors, as well as providing us with up-front and milestone payments and opportunities for manufacturing efficiencies through increased sales of Testim.

Oscient Pharmaceuticals

In April 2005, we entered into a co-promotion agreement (the Oscient Agreement) with Oscient. The Oscient Agreement provided that Oscient would have the exclusive right to co-promote Testim to primary care physicians in the U.S. using its 300-person sales force, while we would continue to promote Testim using our specialty sales force that calls on urologists, endocrinologists and select primary care physicians. Oscient’s compensation for its services was based on a specified percentage of gross profit from Testim sales attributable to primary care physicians in the U.S. (the “Oscient co-promotion fees”). In addition, we and Oscient agreed to utilize a joint marketing and promotion plan and to share equally in such expenses. The initial term of the Oscient Agreement extended to April 30, 2007. On September 1, 2006, we entered into a letter agreement with Oscient which sets forth the terms and conditions upon which we and Oscient mutually agreed to terminate the Oscient Agreement prior to the expiration of its initial term. Pursuant to the Termination Agreement, we paid Oscient the sum of $1.8 million for the early termination and the Oscient Agreement terminated at the close of business on August 31, 2006, with certain specified provisions surviving termination, and Oscient ceased all promotion activities related to Testim at that time. Under the Oscient Agreement, we paid a total of $8.0 million in Oscient co-promotion fees.

Competition

We face competition in North America, Europe and elsewhere from larger pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Many of our competitors have substantially greater resources than we have and subsequently may develop products that are more effective, safer or less costly than any that have been or are being developed by us or that are generics. Our success will depend on our ability to acquire, develop and commercialize products and our ability to establish and maintain markets for Testim or any products for which we receive marketing approval.

AndroGel

The primary competition for Testim in the TRT market is AndroGel, marketed by Solvay Pharmaceuticals, Inc., or Solvay. Solvay has the advantage of having launched AndroGel three years prior to Testim. Watson Pharmaceuticals, Inc., or Watson, began co-promoting AndroGel with Solvay in late 2006, and Par Pharmaceutical Companies, Inc., or Par, began co-promoting AndroGel in early 2007. Solvay and its co-promotion partners collectively have more than 600 sales representatives detailing AndroGel. According to IMS, as of December 31, 2006, AndroGel accounted for 81.7% of the gel prescriptions, although this share declined each quarter in 2006, while Testim’s share of the gel market increased.

Other Delivery Options

Testim also competes with other TRTs such as injectables, patches, orals and a buccal tablet. The injectables have maintained presence in the market due to the low cost compared to the transdermal options. There are also a significant number of patients who prefer getting a shot every two to three weeks instead of utilizing a daily application of another product. Physicians perceive the disadvantage of the injectables as being the fact that many patients’ testosterone levels rise past the normal barrier of 1000 ng/dl which leads to a wide flux of levels in a patient and the potential for side effects such as gynecomastia. Androderm is a transdermal testosterone patch marketed by Watson. Androderm is the leading patch product and accounted for approximately 9% of total TRT prescriptions in December of 2006. The number of Androderm prescriptions has decreased. We believe this trend may be due to the number of patients who experience skin rash. The buccal therapy retains less than 1% share in the market as of December 31, 2006.

Generic Competition

In July 2003, Watson and Par filed abbreviated new drug applications, or ANDAs, with the FDA to be approved as generics for AndroGel. In response to these ANDAs, Solvay filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. In 2006, all the subject companies reached an agreement pursuant to which no generic to AndroGel will enter the market until 2015. During this time frame, Solvay, Watson and Par will co-promote AndroGel. Any generic for AndroGel will not be a generic for Testim, since Testim is BX rated (or non-substitutable) with AndroGel. Other pharmaceutical companies may develop generic versions of any products that we commercialize that are not subject to patent protection or other proprietary rights. Governmental and other cost containment pressures may result in physicians writing prescriptions for these generic products.

Future Delivery Options

In addition to potential generic competition, several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. MacroChem Corp. has developed a testosterone gel that is currently in phase I studies. Ardana plc, a U.K. company, has announced plans to develop a testosterone cream for the U.S. market. Indevus Pharmaceuticals, Inc. has licensed a long acting testosterone injection that is currently marketed in Europe under the trade name, Nebido. We believe that this product could be launched in the U.S. in 2008 if approved by the FDA. This product may enhance compliance with some patients and should be considered as competition to Testim if it were to launch. Another potential introduction into the marketplace is an oral therapy, called Androxal, from Repros Therapeutics, or Repros. This molecule is designed to restore normal testosterone production in males rather than externally replacing testosterone like the current alternatives. According to Repros, an additional phase III study was requested by the FDA and this study should be started in late 2006 or early 2007. Other new treatments are being sought for TRT, including a new class of drugs called Selective Androgen Receptor Modulators, or SARMs. These products are in development and their future impact on the treatment of testosterone deficiency is unknown.

Finally, we face extensive competition in the acquisition or in-licensing of pharmaceutical products to enhance our portfolio of products. A number of more established companies, which have strategies to in-license or acquire products, may have competitive advantages, as may other emerging companies taking similar or different approaches to product acquisitions. In addition, a number of established research-based pharmaceutical and biotechnology companies may acquire products in late stages of development to augment their internal product lines. These established companies may have a competitive advantage over us due to their size, resources and experience.

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

We have received marketing approval for Testim for the indication of hypogonadism in the U.S., the U.K., Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain and Sweden. Approval in the specified European countries was via the Mutual Recognition Procedure. In May 2006, we received marketing approval for Testim in Canada. In Europe, Testim has been launched in Belgium, Denmark, Finland, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden, and the U.K. None of our other product candidates has received marketing approval.

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

The steps required before a drug may be marketed in the U.S. include:

•	preclinical laboratory tests, animal studies and formulation studies;

•	submission to the FDA of an investigational new drug exemption, or IND, which must become effective before human clinical trials may begin;

•	execution of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication for which approval is sought;

•	submission to the FDA of a new drug application (NDA) or biologics license application (BLA);

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP; and

•	FDA review and approval of the NDA or BLA, or any supplements thereto, including, if applicable, a determination of its controlled substance schedule.

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

The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills on some kinds of pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Testosterone, the active drug substance in Testim, has been scheduled under the Controlled Substances Act as a Schedule III substance. All regular Schedule III drug prescriptions must be signed by a physician and may not be refilled. Furthermore, the amount of Schedule III substances we can obtain for clinical trials and commercial distribution is limited by the DEA, and our quota may not be sufficient to complete clinical trials or meet commercial demand, if any. In addition to federal scheduling, Testim is subject to state-controlled substance regulation and may be placed in more restrictive schedules than those determined by the U.S. Drug Enforcement Agency and the FDA. However, to date, testosterone has not been placed in a more restrictive schedule by any state.

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

Under European Union, or E.U., regulatory systems, we may submit marketing authorization applications either under centralized or decentralized procedures. The centralized procedure which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all E.U. member states. This authorization is a marketing authorization approval. Two decentralized procedures exist as alternatives for approval of products that are not obligated to be submitted by the centralized procedure. The first is the Mutual Recognition procedure, or MRP, which provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization for a product may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. The second procedure, the Decentralized Procedure, was newly established in 2005. This procedure is available to products that have not been approved anywhere in the E.U. The application is submitted simultaneously in the reference member state chosen by the applicant and in as many other member states as required. The reference member state carries out the main assessment and consults with the other member states during the process. Like the MRP, approval via this process results in national marketing approvals in the territories where scientific approval was received. All products, irrespective of the route of filing, are afforded 10 years of market exclusivity and eight years of data protection. An additional year of market exclusivity, providing a total of 11 years of market exclusivity, can be obtained for products on approval of an additional indication where that indication represents a significant clinical benefit and significant pre-clinical or clinical studies were carried out in support of the additional indication.

We received approval for Testim in the U.K. in June 2003. A mutual recognition application based on the U.K. approval was initiated in March 2004. The procedure was completed in June 2004 and resulted in scientific approval in the following 14 additional countries: Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain and Sweden. Marketing approvals have been issued in each of these countries. Testim has been launched in Belgium, Denmark, Finland, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden, and the UK. In addition, in May 2006, we received marketing approval for Testim in Canada.

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

There are also several new state laws that require the reporting and disclosure of gifts or other value given to health care providers. We also comply with specific state laws which require the posting of our compliance plan and the reporting of certain expenditures on healthcare providers.

Compliance Program

The healthcare laws and fraud and abuse laws applicable to our business are complex and subject to variable interpretations. We maintain certain compliance, review, education and training and other programs to further our commitment to high standards of ethical and legal conduct and to minimize the likelihood that we would engage in conduct or enter into arrangements in violation of applicable authorities. For example, we have (i) established a compliance team consisting of representatives from our Legal, Human Resources and Regulatory Affairs/Quality Assurance departments that meets regularly; (ii) established a compliance hotline that permits our employees to report anonymously any compliance issues that may arise; and (iii) instituted other safeguards intended to help prevent any violations of the applicable fraud and abuse laws and healthcare laws, and to remediate any situations that could give rise to violations. We also review our transactions and agreements, both past and present, to help assure they are compliant.

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

Third-party Reimbursement and Pricing Controls

In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. To date, we have not experienced any problems with third-party payors; however, third-party payors increasingly are challenging the prices charged for medical products and services. It is, and will be, time consuming and expensive for us to go through the process of seeking reimbursement from Medicaid, Medicare and private payors. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs through Medicare which may affect the marketing of our products. We elected to participate in the newly enacted Medicare Part D program at the beginning of 2006. The impact that this program will have on Testim may take several more months to determine as the competitive environment develops. We feel given the age of the population that suffers from hypogonadism that more men will have access to this therapy than previously.

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

Bentley. We have licensed the underlying technology for Testim, our only approved product, from Bentley. The patent that we license from Bentley for Testim expires in June 2008 in the U.S. and in January 2010 in Canada and has expired in Europe and Japan. This patent covers methods and compositions for administering drugs, such as testosterone, across the skin and mucus membranes. Bentley has submitted a patent application in the U.S. for an additional formulation patent for Testim that, if issued, would provide us with further market protection around the world until approximately 2023, with a potential for patent term adjustment to 2025. Bentley also has submitted a patent application to the European Patent Office, or EPO. Bentley also has submitted a patent application in Japan that is awaiting examination. In July 2005, an additional patent covering Testim issued in Canada, and this patent is included in our license from Bentley. This patent expires in 2023. Testosterone, the active ingredient in Testim, does not have patent protection and is included in competing TRT products.

BioSpecifics. We licensed AA4500, our product candidate for the treatment of Dupuytren’s contracture and Peyronie’s disease as well as Frozen Shoulder syndrome, from BioSpecifics. In addition to the marketing exclusivity which comes with its orphan drug status as a treatment for Dupuytren’s contracture and Peyronie’s disease, the enzyme underlying this product candidate is covered by two use patents in the U.S., one for the treatment of Dupuytren’s contracture and one for the treatment of Peyronie’s disease. The Dupuytren’s patent expires in 2014, and the Peyronie’s patent expires in 2019. The patent relating to Dupuytren’s contracture is the subject of a reissue application in the U. S. Patent and Trademark Office, or USPTO, for, among other things, the purpose of submitting prior art that was not previously submitted during the prosecution of the Dupuytren’s patent. As a result, the patent may or may not be allowed by the USPTO, and therefore, may or may not be valid and enforceable. Both patents are limited to the use of the enzyme for the treatment of Dupuytren’s contracture and Peyronie’s disease within certain dose ranges. While we believe that dose optimization trials will demonstrate that effective dosing will fall within the patented range, currently, there is not enough data to establish whether the ultimate approved product will be covered by the patents. Foreign patents also cover these products in certain countries. In January 2005, a patent application was filed with regard to AA4500 for the treatment of Frozen Shoulder syndrome. If this patent is granted, it would expire in 2026. In January 2006, we filed a patent application with regard to the manufacturing process for AA4500; if this patent is granted, it would expire in January 2027.

PharmaForm. We have licensed the transmucosal film technology for our overactive bladder and pain product candidates from PharmaForm. The U.S. patent that we license from PharmaForm expires in 2020. We have filed three patent applications in the U.S. covering this technology. If patents issue from these applications, they would expire in 2026.

The scope of the intellectual property rights held by pharmaceutical firms involves complex legal, scientific and factual questions and consequently is generally uncertain. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of our current patent applications, or the products or product candidates we develop, acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because patent applications in the U.S. and some other jurisdictions are sometimes maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the USPTO or a foreign patent office to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued and challenged, in a court of competent jurisdiction would be found valid or enforceable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

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

Although we believe that our product candidates, production methods and other activities do not currently infringe the intellectual property rights of third parties, we cannot be certain that a third party will not challenge our position in the future. If a third party alleges that we are infringing its intellectual property rights, we may need to obtain a license from that third party, but there can be no assurance that any such license will be available on acceptable terms or at all. Any infringement claim that results in litigation could result in substantial cost to us and the diversion of management’s attention away from our core business and could also prevent us from marketing our products. To enforce patents issued to us or to determine the scope and validity of other parties’ proprietary rights, we may also become involved in litigation or in interference proceedings declared by the USPTO, which could result in substantial costs to us or an adverse decision as to the priority of our inventions. We may be involved in interference and/or opposition proceedings in the future. We believe there will continue to be litigation in our industry regarding patent and other intellectual property rights.

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

Orphan Drug Status

The Orphan Drug provisions of the Federal Food, Drug, and Cosmetic Act provide incentives to drug and biologics suppliers to develop and supply drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the U.S. or, for a disease that affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for such disease or condition will be recovered from its sales in the U.S. Under these provisions, a supplier of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. The marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug for the same indication except under limited circumstances. It would not prevent other drugs from being approved for the same indication.

The FDA granted orphan drug status to AA4500 in the U.S. for each of the treatments of Dupuytren’s contracture and Peyronie’s disease. The designations for the treatment of Dupuytren’s contracture and Peyronie’s disease have been transferred to us. Orphan drug status means that, if AA4500 is the first product to receive FDA approval for the orphan indications, another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to seven years in the U.S.

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

The Hatch-Waxman Act also permits a patent extension term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent extension cannot extend the remaining term of a patent beyond a total of 14 years. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and it must be applied for prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for patent term extension.

Employees

As of December 31, 2006, we had 269 full-time employees and 9 part-time employees. We believe that our relations with our employees are good and we have no history of work stoppages. Generally, our employees are at-will employees. However, we have entered into employment agreements with certain of our executive officers.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F. Street, N.E., Washington, D.C. 20549, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also obtain our SEC filings free of charge from the SEC’s Internet Web site at www.sec.gov.

Our Internet Web site address is www.auxilium.com. We make available free of charge through our Web site’s “Investor Relations” page most of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information. These reports and information are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Our Board of Directors has various committees including an audit and compliance committee, compensation committee and nominating and corporate governance committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines and a Code of Conduct. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our Web site. The references to our Web site and the SEC’s Web site are intended to be inactive textual references only, and the contents of those Web sites are not incorporated by reference herein.

In addition, you may request a copy of the foregoing filings, charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, at no cost by writing us at the following address or telephoning us at the following telephone number:

Auxilium Pharmaceuticals, Inc.

40 Valley Stream Parkway

Malvern, PA 19355

Attention: Investor Relations

Telephone: (484) 321-5900

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

We have incurred significant losses since our inception, including net losses of $45.9 million for the twelve months ended December 31, 2006. As of December 31, 2006, we had an accumulated deficit of $183.5 million. We expect to continue to incur substantial expenses, including milestone payments, as we:

•	market and sell Testim, our only approved product, through our expanded sales force;

•

develop AA4500, our product candidate for the treatment of Dupuytren’s contracture, Peyronie’s disease and Adhesive Capsulitis, or Frozen Shoulder syndrome; AA4010, our overactive bladder transmucosal film product candidate; and our pain transmucosal film product candidates and any other product candidates that we license or acquire;

•	develop, and subsequently maintain, our manufacturing processes at scale;

•	seek regulatory approval for our product candidates;

•	prepare for the launch of and commercialize any of our product candidates that receive marketing approval or any approved products that we acquire or in-license; and

•	acquire or in-license new technologies or development stage or approved products.

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

We commenced operations in the fourth quarter of 1999 and have a limited operating history for you to evaluate our business. Accordingly, you must consider our prospects in light of the risks and difficulties encountered by companies in their early stages. The risks and difficulties that we may encounter include:

•	increasing the sales of Testim, our only product with marketing approval;

•

successfully developing, obtaining marketing approval for and manufacturing or having manufactured our current product candidates, including AA4500, for the treatment of Dupuytren’s contracture, Peyronie’s disease, and Frozen Shoulder syndrome, AA4010 for the treatment of overactive bladder and our pain transmucosal film product candidates;

•	successfully identifying and developing new product candidates;

•	effectively commercializing any approved product candidates that we develop or any approved products that we acquire;

•	responding to competitive pressures from other businesses, including the launch of any products, including generics, that compete with Testim in the treatment of hypogonadism;

•	identifying and negotiating favorable agreements with third parties for the manufacture, distribution and marketing and sales of our approved products; and

•	effectively managing our relationships with vendors and third parties.

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

Our only product with marketing approval is Testim and our product revenues to date have been generated solely from the sale and out-licensing of Testim. Until such time as we develop, acquire or in-license additional products that are approved for marketing, we will continue to rely on Testim for all of our revenues. Accordingly, our success depends significantly on our ability to increase sales of Testim. Our sales and marketing efforts may not be successful in increasing prescriptions for Testim. Sales of Testim are subject to the following risks, among others:

•	growth of the overall androgen market which may be influenced by sales and marketing efforts of Solvay Pharmaceuticals, Inc., or Solvay, or its co-promotion partners;

•	acceptance by the medical community or the general public of Testim or testosterone as a safe or effective therapy for hypogonadism;

•	increasing awareness and continued acceptance of hypogonadism by the medical community, regulators or the general public as a medical disorder requiring treatment;

•	illegal substitution by pharmacists of AndroGel for Testim;

•	pressures from existing or new competing products, including generic products, that may provide therapeutic, convenience or pricing advantages over Testim or may garner a greater share of voice;

•	failure of third-party payors to provide coverage and sufficient reimbursement for Testim; and

•	impact of coverage and reimbursement changes, including Medicare Part D coverage and reimbursement.

For the foreseeable future, if we are unable to grow Testim sales and out-licensing revenues, we will be unable to increase our revenues or achieve profitability and we may be forced to delay or change our current plans to develop other product candidates.

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

We believe that our existing cash resources and interest on these funds will be sufficient to meet our anticipated operating requirements until at least March 2008. Our future funding requirements will depend on many factors, including:

•	Testim market acceptance and sales growth;

•	our ability to realize sales efficiency and effectiveness of our sales force;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	third-party payor coverage and reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of supplying and commercializing AA4500 and any of our product candidates;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies.

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

•	demand and pricing for Testim, including any change in wholesaler purchasing patterns or cost structures for our products or their services;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	prescription levels relating to physician and patient acceptance of, and prescription costs for, Testim or any of our future products;

•	government or private healthcare reimbursement policies;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	introduction of competing products, including generics;

•	any interruption in the manufacturing or distribution of Testim or any of our future products;

•	the timing and results of clinical trials for our product candidates;

•	the costs incurred in the manufacture of Testim and our product candidates;

•	our operating expenses, many of which are relatively fixed;

•	timing and costs associated with any new product or technology acquisitions we may complete;

•	variations in our rates of product returns, allowances and rebates and discounts; and

•	milestone payments.

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

The process of developing product candidates involves a high degree of risk and may take several years. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	clinical trials may show our product candidates to be ineffective or not as effective as anticipated or to have harmful side effects or any unforeseen result;

•	our inability to resume clinical trials of AA4500 within the expected timeframes;

•	product candidates may fail to receive regulatory approvals required to bring the products to market;

•

manufacturing costs and delays and manufacturing problems in general, the inability to scale up to produce supplies for clinical trials or commercial supplies, or other factors may make our product candidates uneconomical;

•	the proprietary rights of others and their competing products and technologies may prevent our product candidates from being effectively commercialized or to obtain exclusivity; and

•	failure to meet one or more of management’s target product profile criteria.

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

In addition, developing product candidates is very expensive and will have a significant impact on our ability to generate profits. Factors affecting our product development expenses include:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	the cost and timing of manufacturing clinical or commercial supplies of product candidates, including the cost and timing of the implementation of any necessary corrective actions;

•	our ability to raise any additional funds that we need to complete our trials;

•	the number and outcome of clinical trials conducted by us and/or our collaborators;

•	the number of products we may have in clinical development;

•	in-licensing or other partnership activities, including the timing and amount of related development funding, license fees or milestone payments; and

•	future levels of our revenue.

Our product development efforts also could result in large and immediate write-offs, significant milestone payments, incurrence of debt and contingent liabilities or amortization of expenses related to intangible assets, any of which could negatively impact our financial results. Additionally, if we are unable to develop our product candidates into viable commercial products, we may remain reliant solely on Testim sales for our revenues, potentially limiting our growth opportunities. In October 2006, we decided to discontinue the development of the current formulation of TestoFilm™, our testosterone replacement transmucosal film product candidate for the treatment of hypogonadism and reallocate resources to our lead development project, AA4500. Based on an evaluation, we determined that the current formulation of TestoFilm did not meet certain critical aspects of the target product profile and, as a result, would not be commercially viable.

If clinical trials for our product candidates are delayed, we would be unable to commercialize our product candidates on a timely basis, which could materially harm our business.

Clinical trials that we may conduct may not begin on time or may need to be restructured or temporarily suspended after they have begun. Clinical trials can be delayed or may need to be restructured for a variety of reasons, including delays or restructuring related to:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	obtaining an investigational new drug exemption, or IND, or other regulatory approval to commence a clinical trial;

•	timing of responses required from regulatory authorities;

•	negotiating acceptable clinical trial agreement terms with prospective investigators or trial sites;

•	obtaining institutional review board, or equivalent, approval to conduct a clinical trial at a prospective site;

•	recruiting subjects to participate in a clinical trial;

•	competition in recruiting clinical investigators;

•	shortage or lack of availability of clinical trial supplies from external and internal sources;

•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

•	the placement of a clinical hold on a study;

•	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion;

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial; and

•	manufacturing issues associated with clinical supplies.

Prior to commencing clinical trials in the U.S., we must have an effective IND for each of our product candidates. An IND has been filed and is effective for AA4500 for the treatment of Dupuytren’s contracture, AA4500 for the treatment of Peyronie’s disease, and AA4500 for the treatment of Frozen Shoulder syndrome; however, INDs have not been filed for AA4010 or our pain transmucosal film product candidates. We will not be able to commence clinical trials in the U.S. for these product candidates until we file, and the FDA fails to object to, an IND for each candidate.

We have four projects in clinical development, specifically AA4500 for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome, and AA4010. Completion of clinical trials for each product candidate will be required before commercialization. In December 2006, we suspended the dosing of patients in our ongoing phase III trials for AA4500 for the treatment of Dupuytren’s contracture in response to an issue related to the manufacture of clinical supplies. If we experience delays in, or termination of, clinical trials, or fail to resume clinical trials in a timely manner or if the cost or timing of the regulatory approval process increases, our financial results and the commercial prospects for our product candidates will be adversely impacted. In addition, our product development costs would increase and our ability to generate additional revenue from new products could be impaired.

Adverse events or lack of efficacy in our clinical trials may force us to stop development of our product candidates or prevent regulatory approval of our product candidates, which could materially harm our business.

Patients participating in the clinical trials of our product candidates may experience serious adverse health events. A serious adverse health event includes death, a life-threatening condition, hospitalization, disability, congenital anomaly, or a condition requiring intervention to prevent permanent impairment or damage. The occurrence of any of these events could interrupt, delay, suspend or halt clinical trials of our product candidates and could result in the FDA, or other regulatory authorities, denying approval of our product candidates for any or all targeted indications. An institutional review board or independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. Our product candidates may prove not to be safe for human use. Any delay in the regulatory approval of our product candidates could increase our product development costs and allow our competitors additional time to develop or market competing products. If our product candidates do not receive the necessary regulatory approval, we may remain reliant on sales of Testim as our sole source of revenue.

Our failure to successfully in-license or acquire additional technologies, product candidates or approved products could impair our ability to grow.

We intend to in-license, acquire, develop and market additional products and product candidates so that we are not solely reliant on Testim sales for our revenues. Because we have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products or technologies to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates, products and technologies. To date, we have in-licensed the formulation technology underlying Testim from Bentley, the transmucosal film technology underlying AA4010 and pain transmucosal film product candidates from PharmaForm, and the enzyme underlying AA4500 from BioSpecifics.

We may not be able to successfully identify any other commercial products or product candidates to in-license, acquire or internally develop. Moreover, negotiating and implementing an economically viable in-licensing arrangement or acquisition is a lengthy and complex process. Other companies, including those with substantially greater resources, may compete with us for the in-licensing or acquisition of product candidates and approved products. We may not be able to acquire or in-license the rights to additional product candidates and approved products on terms that we find acceptable, or at all. If we are unable to in-license or acquire additional commercial products or product candidates, we may be reliant solely on Testim sales for revenues. As a result, our ability to grow our business or increase our profits could be severely limited.

If we engage in any acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.

Since our inception, we have acquired the underlying technology for Testim and all of our product candidates through in-licensing arrangements. The underlying technology for Testim was licensed from Bentley. The transmucosal film technology underlying AA4010 and the pain product candidates was licensed from PharmaForm. AA4500, our product candidate for Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome, was licensed from BioSpecifics. One of our strategies for business expansion is the acquisition of additional products and product candidates. We may attempt to acquire these product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. If we undertake an acquisition, the process of integrating any newly acquired business, technology, service or product into our existing operations could be expensive and time consuming and may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials or not reaching its forecasted commercial potential. We may fund any future acquisition by issuing equity or debt securities, which could dilute your ownership percentage or limit our financial or operating flexibility as a result of restrictive covenants related to new debt. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed. If we are unable to acquire and successfully integrate product candidates through in-licensing or the acquisition of businesses, services or products, we may remain reliant solely on Testim sales for revenue. In pursuing our acquisition strategy, we have expended significant management time, consulting costs and legal expenses without consummating a transaction.

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

Noncompliance with any applicable regulatory requirements also can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the manufacturing, testing, labeling, promotion, marketing and distribution of our products may change in the U.S. or the other jurisdictions in which we may have obtained or be seeking regulatory approval for our products or product candidates. Such changes may increase our costs and adversely affect our operations.

Testosterone is listed by the U.S. Drug Enforcement Agency, or DEA, as a Schedule III substance under the Controlled Substances Act of 1970. The DEA classifies substances as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Our pain transmucosal film product candidates may also involve the use of scheduled substances. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures. For example, all regular Schedule III drug prescriptions must be signed by a physician and may not be refilled. Furthermore, the amount of Schedule III substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand, if any.

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

Additionally, failure to comply with or changes to the regulatory requirements that are applicable to Testim or our other product candidates may result in a variety of consequences, including the following:

•	restrictions on our products or manufacturing processes;

•	warning letters;

•	withdrawal of Testim or a product candidate from the market;

•	voluntary or mandatory recall of Testim or a product candidate;

•	fines against us;

•	suspension or withdrawal of regulatory approvals for Testim or a product candidate;

•	suspension or termination of any of our ongoing clinical trials of a product candidate;

•	refusal to permit to import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	denial of permission to file an application or supplement in a jurisdiction;

•	product seizure; and

•	injunctions, consent decrees, or the imposition of civil or criminal penalties against us.

If our product candidates are not demonstrated to be sufficiently safe and effective, they will not receive regulatory approval and we will be unable to commercialize them.

Other than Testim, all of our other product candidates are in preclinical or clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. An IND has been filed and is effective for AA4500 for the treatment of Dupuytren’s contracture, AA4500 for the treatment of Peyronie’s disease, and AA4500 for the treatment of Frozen Shoulder syndrome; however, INDs have not been filed for AA4010 or our pain transmucosal film product candidates. The regulatory approval process typically is extremely expensive, takes many years and the timing or likelihood of any approval cannot be accurately predicted.

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

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	a product candidate may not be deemed to be safe or effective;

•	the ability of the regulatory agency to provide timely responses as a result of its resource constraints;

•	the manufacturing processes or facilities may not meet the applicable requirements; and

•	changes in their approval policies or adoption of new regulations may require additional clinical trials or other data.

Any delay in, or failure to receive, approval for any of our product candidates or the failure to maintain regulatory approval for Testim could prevent us from growing our revenues or achieving profitability.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

We are a relatively small company and we rely heavily on third parties to conduct many important functions. As a biopharmaceutical company, we are subject to a large body of legal and regulatory requirements.

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

Our controls over external financial reporting may fail or be circumvented.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under SOA to report annually on our internal control over financial reporting. If we, or our independent registered public accounting firm, determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. This new reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers.

Risks Related to Commercialization

If medical doctors do not prescribe our products or the medical profession or patients do not accept our products, our ability to grow or maintain our revenues will be limited.

Our business is dependent on market acceptance of our products by physicians, healthcare payors, patients and the medical community. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, our products depend on many factors, including:

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

Even though we have received regulatory approval for Testim, and even if we receive regulatory approval and satisfy the above criteria for any of our other product candidates, physicians may not prescribe, and patients may not accept, our products if we do not promote our products effectively. Factors that could affect our success in marketing our products include:

•	the adequacy and effectiveness of our sales force and that of any co-promotion partners;

•	the adequacy and effectiveness of our production, distribution and marketing capabilities;

•	the success of competing products, including generics; and

•	the availability and extent of reimbursement from third-party payors.

If any of our products or product candidates fails to achieve market acceptance, we may not be able to market and sell the products successfully, which would limit our ability to generate revenue and could harm our business.

If testosterone replacement therapies are perceived to create or create health risks, our sales of Testim may decrease and our operations may be harmed.

Recent studies of female hormone replacement therapy products have reported an increase in health risks. As a result of such studies, some companies that sell or develop female hormone replacement products have experienced decreased sales of these products, and in some cases, a decline in the value of their stock. Publications have, from time to time, suggested potential health risks associated with TRT. Potential health risks are described in various articles, including a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed are fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, increased cardiovascular disease risk and the suppression of sperm production. It is possible that studies on the effects of TRT could demonstrate these or other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact Testim sales. In addition, investors may become concerned about these issues and decide to sell our common stock. These factors could adversely affect our business and the price of our common stock.

Testim competes in a very competitive market, and if we are unable to compete effectively with the other companies that produce products for the treatment of urologic or sexual health disorders, our ability to generate revenues will be limited.

The pharmaceutical industry is highly competitive. Our success will depend on our ability to acquire, develop and commercialize products and our ability to establish and maintain markets for Testim or any products for which we receive marketing approval. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies. The primary competition for Testim is AndroGel®, marketed by Solvay and its co-promotion partners. AndroGel was launched approximately three years before Testim. Testim also competes with other forms of testosterone replacement therapies such as oral treatments, patches, injectables and a buccal tablet. Androderm® is a transdermal testosterone patch marketed by Watson Pharmaceuticals, Inc., or Watson. Many of our competitors have more substantial resources, than we do. Accordingly, our competitors may:

•	develop or license products or other novel technologies that are more effective, safer or less costly than Testim or product candidates that are being developed by us;

•	obtain regulatory approval for products before we do; or

•	commit more resources than we can to developing, marketing and selling competing products.

Additional mergers, acquisitions and strategic alliances in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. In addition, other companies are developing other new treatments for hypogonadism, including a new gel, a testosterone cream, a long-acting testosterone injection, an oral therapy, new isomer of an old product for centrally mediated treatment of primary hypogonadism, as well as a new class of drugs called Selective Androgen Receptor Modulators (SARMs). These products are in development and their future impact on the treatment of testosterone deficiency is unknown.

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

The primary competition for Testim is AndroGel, marketed by Solvay, and its co-promotion partners. According to public announcements by Solvay, Watson and Par Pharmaceutical Companies, Inc., pursuant to separate settlements of patent litigation in September 2006, no generic to AndroGel will be sold until 2015. Any generic for AndroGel will not be a generic for Testim, since Testim is BX rated (or non-substitutable) with AndroGel. Other pharmaceutical companies may develop generic versions of any products that we commercialize that are not subject to patent protection or other proprietary rights. Governmental and other cost containment pressures may result in physicians writing prescriptions for these generic products.

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

As with Testim, we may commercialize some of our product candidates internationally on our own or through collaborative relationships with foreign partners. We have limited foreign regulatory, clinical and commercial resources. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future collaborations with foreign partners may not be effective or profitable for us.

Healthcare reform measures could adversely affect our business.

The business and financial condition of pharmaceutical companies is affected by the efforts of governmental and third-party payors to contain or reduce the costs of healthcare. In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the U.S., pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the U.S. to continue. In particular, in January 2006, new Medicare prescription drug coverage legislation (Medicare Part D) was implemented. The prescription drug program established by this legislation and future amendments or regulatory interpretations of the legislation could have the effect of reducing the prices that we are able to charge for any products we develop and sell through these plans. This prescription drug legislation and related amendments or regulations could also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for Testim or any products we develop or to lower reimbursement amounts that they pay. The impact that this program will have on Testim will take more time to determine as the competitive environment develops.

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

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, false claims laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, Department of Defense and Veterans’ health programs. We have not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with such laws.

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

The commercialization of Testim and the clinical testing, manufacture and commercialization of our product candidates, if approved, involves significant exposure to product liability claims. We have clinical trial and product liability insurance that covers Testim and the clinical trials of our other product candidates that we believe is adequate in both scope and amount and has been placed with what we believe to be reputable insurers. We are self-insured for the first $1.0 million of liability under these policies. Our product liability policies have been written on a claims-made basis. If any of our product candidates are approved for marketing, we may seek additional coverage. We cannot predict all of the adverse health events that Testim or our product candidates may cause. As a result, our current and future coverages may not be adequate to protect us from all the liabilities that we may incur. If losses from product liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources. Whether or not we are ultimately successful in product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. We may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If we are required to pay a product liability claim, we may not have sufficient financial resources and our business and results of operations may be harmed.

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

Risks Related to the Manufacture of AA4500

We have limited experience in manufacturing pharmaceutical products and may encounter difficulties in the manufacture of the active ingredient of AA4500 at our facility in Horsham, Pennsylvania which could materially adversely affect our results of operations or delay or disrupt our development timelines for AA4500.

The manufacture of pharmaceutical products requires significant expertise and capital investment. Although we leased our facility in Horsham in order to have direct control over the manufacturing of the active ingredient of AA4500, we have limited experience in manufacturing AA4500 or any other pharmaceutical product. We may encounter difficulties with the manufacture of the active ingredient of AA4500 which could materially adversely affect our results of operations or delay or disrupt our development timelines for AA4500. These problems may include:

•	our ability to develop and implement an internal manufacturing capability;

•	difficulties with production and yields;

•	availability of raw materials and supplies;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

Furthermore, our manufacturing operations expose us to a variety of significant risks, including:

•	product defects;

•	contamination of product or product loss;

•	environmental liabilities or claims resulting from our production process or contamination at our Horsham facility;

•	sudden loss of inventory; and

•	inability to manufacture products at a cost that is competitive with third party manufacturing operations.

If we are unable to gain regulatory approval for AA4500, we may not have an alternate use for our Horsham facility but will be required to make payments under our lease.

We have entered into a lease for our facility in Horsham, which expires on January 1, 2017. If we are unable to gain regulatory approval for AA4500, we may not have an alternate use for the manufacturing facility but will be required to make payments under our lease. As of December 31, 2006, the future minimum lease payments of this lease during its initial noncancellable term total approximately $23.7 million.

Our Horsham facility is subject to regulatory oversight, which may delay or disrupt our development and commercialization efforts for AA4500.

We must ensure that all of the processes, methods, equipment and facilities employed in the manufacture of AA4500 at our Horsham facility are compliant with the current Good Manufacturing Practices (cGMP). The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance with cGMP requires record keeping and quality control to assure that the clinical and commercial product meets applicable specifications and other requirements. Our Horsham facility will be subject to inspection by regulatory agencies upon the manufacture of AA4500 that is used in a clinical trial or the filing for approval of AA4500 with regulatory authorities. If an inspection by regulatory authorities indicates that there are deficiencies including non-compliance with regulatory requirements, we could be required to take remedial actions, stop production or close our Horsham facility, which would disrupt the manufacturing processes, limit the supplies of AA4500 and delay clinical trials and subsequent licensure. If we fail to comply with these requirements, we may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them.

Following approval of AA4500 for commercialization and licensure of our Horsham facility, noncompliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of AA4500 made at our Horsham facility in clinical trials, refusal of the government to allow distribution of AA4500 for commercialization, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts.

Risks Related to Our Dependence on Third-Party Manufacturers and Service Providers

Since we currently rely on third-party manufacturers and suppliers, we may be unable to control the availability or cost of manufacturing our products, which could adversely affect our results of operations.

We currently do not manufacture Testim or any of our product candidates, except for the active ingredient for AA4500. Testim is manufactured for us by DPT Laboratories, Ltd., or DPT, under a contract that expires on December 31, 2010. We have qualified a back-up supplier to manufacture Testim.

Although we manufacture the active ingredient for AA4500, we have contracted with Cobra Biologics Ltd., or Cobra, for the production of our clinical supply of AA4500, our product candidate for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome.

The manufacture of pharmaceutical products requires significant expertise and capital investment. DPT, Cobra, our back-up supplier for Testim, or any other third-party manufacturer may encounter difficulties in production. These problems may include:

•	difficulties with production costs and yields;

•	availability of raw materials and supplies;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

DPT, PharmaForm, Cobra, or any of our other third-party manufacturers may not perform as agreed or may terminate its agreement with us, which would adversely impact our ability to produce and sell Testim or our ability to produce AA4500 or other product candidates for clinical trials. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of Testim or any of our product candidates on acceptable terms, if at all, which would materially impair our business.

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

We rely on third-party suppliers for our supply of testosterone and CPD, two key ingredients of Testim. Testosterone is available to us from only two sources. We rely exclusively on one outside source for our supply of CPD. We do not have any agreements with these suppliers regarding these key ingredients. If either of the two sources that produce testosterone stops manufacturing it, or if we are unable to procure testosterone on commercially favorable terms, we may be unable to continue to produce or sell Testim on commercially viable terms, if at all. In addition, if our third-party source of CPD stops manufacturing pharmaceutical grade CPD, or does not make CPD available to us on commercially favorable terms, we may be unable to continue to produce or sell Testim on commercially viable terms, if at all. Furthermore, the limited number of suppliers of testosterone and CPD may provide such companies with greater opportunity to raise their prices. Any increase in price for testosterone or CPD may reduce our gross margins.

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

We sell Testim to wholesale drug distributors and chain drug stores who generally sell products to retail pharmacies, hospitals and other institutional customers. We do not promote Testim to these customers, and they do not determine Testim prescription demand. However, approximately 93% of our product shipments during the period covered by this Report were to only three customers: Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation. Our business would be harmed if any of these customers refused to distribute Testim or refuse to purchase Testim on commercially favorable terms to us.

It is possible that wholesalers could decide to change their policies or fees, or both, in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable.

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

We have also obtained exclusive worldwide rights from BioSpecifics to develop, market and sell products, other than dermal formulations labeled for topical administration, that contain BioSpecifics’ enzyme, which we refer to as AA4500, for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome. We may expand the agreement, at our option, to license products which contain BioSpecifics’ enzyme for other indications, excluding dermal formulations labeled for topical administration, as they are developed by BioSpecifics or by us. This agreement continues on a product by product and country by country basis until the later of:

•	the last to expire valid claim of a patent covering such product;

•	the expiration of the regulatory period conveyed by orphan drug designation with respect to such product; and

•	12 years.

Upon expiration of the agreement pursuant to the preceding sentence, we will have a fully paid-up license to the products developed under the agreement. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country by country basis, on an indication by indication basis, or on a product by product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by BioSpecifics, we may not be able to execute our strategy to develop and commercialize AA4500 for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome or to develop and commercialize future product candidates utilizing BioSpecifics’ enzyme.

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

We attempt to protect our intellectual property position by filing or obtaining licenses to patent applications and, where appropriate, patent applications in other countries related to our proprietary technology, inventions and improvements that are important to the development of our business. Our PharmaForm transmucosal film product candidates are covered by a formulation patent in the U.S. only. This patent expires in 2020. Testosterone, the active ingredient in Testim, is off-patent and is included in competing TRT products. The U.S. patent that we license from Bentley covers the composition of matter and formulation of Testim and expires in June 2008. The European and Japanese patents that we license from Bentley for Testim expired in November 2006. The Canadian patents that we license from Bentley expire in January 2010. In July 2005, an additional patent covering Testim issued in Canada, and this patent is included in our license from Bentley. This patent expires in 2023. Bentley has filed a new patent application in the U.S., Europe and Japan which, if issued, could provide additional patent protection for Testim.

AA4500 licensed from BioSpecifics is covered by two method of use patents in the U.S., one for the treatment of Dupuytren’s contracture and one for the treatment of Peyronie’s disease. The Dupuytren’s patent expires in 2014, and the Peyronie’s patent expires in 2019. The patents are limited to the use of AA4500 for the treatment of Dupuytren’s contracture and Peyronie’s disease, respectively, with certain dose ranges and/or concentration ranges. The patent relating to Dupuytren’s contracture is the subject of a reissue application in the USPTO for, among other things, the purpose of submitting prior art that was not previously submitted during the prosecution of the Dupuytren’s patent. As a result, the patent may not be allowed by the USPTO, and therefore, may not be valid and enforceable. In January 2005, a patent application was filed with regard to AA4500 for the treatment of Frozen Shoulder syndrome. If this patent is granted, it would expire in 2026. Currently there is not enough data to establish whether any approved product for Dupuytren’s contracture or Peyronie’s disease or Frozen Shoulder syndrome will be covered by these patents. In January 2006, we filed a patent application with regard to the manufacturing process for AA4500; if this patent is granted, it would expire in January 2027.

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

Competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming. In particular, if a competitor were to file a paragraph IV certification under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, in connection with that competitor’s submission to the FDA of an abbreviated new drug application, or ANDA, for approval of a generic version of any of our products for which we believed we held a valid patent, then we would have 45 days in which to initiate a patent infringement lawsuit against such competitor. In any infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, may narrow our patent claims or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. If a court so found that one of our patents was invalid or not infringed in an infringement suit under paragraph IV of the Hatch-Waxman Act, then the FDA would be permitted to approve the competitor’s ANDA resulting in a competitive generic product.

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

Some jurisdictions, including Europe and the U.S., may designate drugs for relatively small patient populations as orphan drugs. The FDA granted orphan drug status to AA4500 in the U.S. for the treatment of Dupuytren’s contracture and Peyronie’s disease. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and specific tax credits in the U.S. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to 10 years in Europe and for a period of seven years in the U.S. Obtaining orphan drug designations and orphan drug exclusivity for our product candidates, including AA4500 for the treatment of Dupuytren’s contracture and Peyronie’s disease, may be critical to the success of these product candidates. Our competitors may obtain orphan drug exclusivity for products competitive with our product candidates before we do, in which case we would be excluded from that market. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, even if we obtain orphan drug exclusivity for any of our product candidates, a viable commercial market may never develop and we may never derive any meaningful revenues from the sales of these products.

If Testim or our future products or product candidates infringe the intellectual property of our competitors or other third parties, we may be required to pay license fees or cease these activities and pay damages, which could significantly harm our business.

Even though Testim and our product candidates may be covered by patents, they may nonetheless infringe the patents or violate the proprietary rights of third parties. In these cases, we may be required to obtain-licenses to patents or proprietary rights of others in order to continue to sell and use Testim and develop and commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property.

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

We rely heavily on stock options to compensate existing employees and attract new employees. We also have an employee stock purchase plan under which employees can purchase our common stock at a discount. The FASB has announced new rules for recording expense for the fair value of stock options and purchase rights under employee stock purchase plans. As a result of these new rules, commencing on January 1, 2006, we began expensing the fair value of stock options and purchase rights under our employee stock purchase plan, thereby increasing our operating expenses and reported losses. Although we intend to continue to include various forms of equity in our compensation plans, if the extent to which we use forms of equity in our plans is reduced due to the negative effects on earnings, it may be difficult for us to attract and retain qualified scientific, technical and business personnel.

Our operations may be impaired unless we can successfully manage our growth.

As of December 31, 2006, we had 269 full-time and 9 part-time employees. In order to continue to expand Testim’s sales and commercialize our other product candidates, we currently anticipate that we will need to add some managerial, selling, operational, financial and other employees to our existing departments over each of the next two years. Expansion may place a significant strain on our management, operational and financial resources. Moreover, higher than expected market growth of Testim, the acquisition or in-licensing of additional products, as well as the development and commercialization of our other product candidates or marketing arrangements with third parties, could accelerate our hiring needs beyond our current expectations. To manage further growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls, and hire, train and manage additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our direct sales force consists of relatively newly hired employees. Turnover in our direct sales force or marketing team could adversely affect Testim and future product sales growth.

Risks Related to Stock Market Price

The market price of our common stock is likely to be volatile.

Prior to our initial public offering in July 2004, there was no public market for our common stock. Since our initial public offering, our stock price has, at times, been volatile. We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Substantially all of our outstanding shares of our common stock are eligible for sale in the public market. For the 30 days prior to the end of the period covered by this Report, our average daily trading volume was approximately 321,000 shares. Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that holders of a large number of shares intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities, even if our business is doing well. In addition, the market price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Furthermore, market prices for securities of pharmaceutical, biotechnology and specialty biopharmaceutical companies have been particularly volatile in recent years. The broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. If any of these risks occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

If we do not comply with registration rights, we may be required to pay substantial damages to certain holders of our restricted securities.

In June 2005, we entered into securities purchase agreements with certain qualified purchasers pursuant to which we sold an aggregate of 8,242,796 shares of common stock and warrants to purchase an aggregate of 2,060,687 shares of common stock with an exercise price of $5.84 per share in a private placement transaction. As required by the terms of the securities purchase agreements, we filed a registration statement with the SEC in August 2005 to register for resale of the shares of common stock and the shares of common stock issuable upon the exercise of the warrants sold in the private placement. Such registration statement was declared effective by the SEC. Under the terms of the securities purchase agreements, as amended, we are obligated to use our reasonable best efforts to maintain the effectiveness of the registration statement. If we fail to meet this obligation through September 2007, certain holders of our securities may bring breach of contract claims against us, and even if such suit is without merit, we may incur substantial costs in defending these claims and substantial damages if we are found to be in breach.

Possible dilutive effect of outstanding options and warrants.

At the end of the period covered by this Report, stock options to purchase 3,548,903 shares of common stock and warrants to purchase 2,903,257 shares of common stock were outstanding. In addition, as of December 31, 2006, a total of 1,634,920 stock options are available for grant under our 2004 Equity Compensation Plan. A total of 4,196,618 of the outstanding options and warrants are “in the money” and exercisable as of December 31, 2006. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

We currently lease approximately 47,146 square feet of space for our headquarters in Malvern, Pennsylvania, of which approximately 42,184 square feet is dedicated to office space and approximately 4,962 square feet is dedicated to warehousing and packaging operations. The initial term of this lease ends on June 25, 2012. We also lease a 50,000 square foot biological manufacturing facility in Horsham, Pennsylvania that we plan to use to produce the active ingredient of AA4500. The initial term of this lease ends on January 1, 2017.

ITEM 3.	Legal Proceedings

We are not engaged in any material legal proceedings.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market on July 23, 2004 under the symbol “AUXL.” Prior to that time, there had been no market for our common stock. In November 2006, we were included in the NASDAQ Biotechnology Index. The following table sets forth the high and low closing sales prices per share for our common stock for the periods indicated, as reported by The NASDAQ Global Market:

Year Ended December 31, 2006:	High	Low
First Quarter	$7.93	$5.58
Second Quarter	$9.39	$7.09
Third Quarter	$11.29	$7.34
Fourth Quarter	$17.43	$10.12

Year Ended December 31, 2005:	High	Low
First Quarter	$9.00	$5.26
Second Quarter	$5.85	$4.15
Third Quarter	$7.20	$4.79
Fourth Quarter	$6.50	$3.90

Holders of Record

As of March 8, 2007, there were approximately 67 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading "Equity Compensation Plan Information" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 13, 2007, to be filed with the SEC, is incorporated herein by reference.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2006, we did not issue any unregistered shares of our common stock.

Comparative Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index, assuming an investment of $100 on July 23, 2004, the date our shares began public trading on NASDAQ, in each of our common stock; the stocks comprising the NASDAQ Composite Index; and the stocks comprising the NASDAQ Biotechnology Index.

Comparison of Cumulative Total Return* Among Auxilium Pharmaceuticals, Inc, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*	Total return assumes $100 invested on July 23, 2004 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and reinvestment of dividends through fiscal year ended December 31, 2006.

	7/23/2004	12/31/2004	12/31/2005	12/31/2006
Auxilium Pharmaceuticals, Inc	$100.00	$122.92	$76.39	$204.03
NASDAQ Biotechnology Index	$100.00	$115.56	$118.84	$120.05
NASDAQ Composite Index	$100.00	$117.65	$119.27	$131.18

ITEM 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except share and per share data)

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements and related notes, which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from audited financial statements which do not appear in this Report. The historical results presented are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Net revenues	$68,490	$42,804	$27,025	$8,822	$—

Operating expenses:
Cost of goods sold	17,692	13,119	8,148	3,762	122
Research and development	37,900	24,301	15,993	7,175	14,130
Selling, general, and administrative	61,277	43,935	31,210	27,475	5,626

Total operating expenses	116,869	81,355	55,351	38,412	19,878

Loss from operations	(48,379)	(38,551)	(28,326)	(29,590)	(19,878)
Interest income (expense), net	2,429	1,496	(192)	(1,007)	334
Other income (expense), net	2	(1,203)	—	1,722	—

Net loss	(45,948)	(38,258)	(28,518)	(28,875)	(19,544)
Accretion of redeemable convertible preferred stock	—	—	(395)	(490)	(384)
Deemed dividend to warrant holders	—	—	(173)	—	—
Dividends accrued on redeemable convertible preferred stock	—	—	—	(3,909)	(4,554)

Net loss applicable to common stockholders	$(45,948)	$(38,258)	$(29,086)	$(33,274)	$(24,482)

Basic and diluted net loss per common share (1)	$(1.48)	$(1.54)	$(3.11)	$(59.08)	$(51.49)

Weighted average common shares outstanding (1)	30,956,889	24,913,087	9,361,153	563,194	475,458

(1)	The increase in weighted average common shares outstanding and the corresponding decrease in basic and diluted net loss per common share in 2004 is primarily the result of the conversion of all the Company’s redeemable convertible preferred stock and the issuance of common shares both related to the Company’s initial public offering in July of 2004. The increase in weighted average common shares outstanding and the corresponding decrease in basic and diluted net loss per common share in 2006 and 2005 is primarily the result of the issuance of common shares in the September 2006 public offering and the June 2005 private placement.

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$44,835	$31,380	$32,707	$28,446	$12,221
Restricted cash	—	—	—	9,500	—
Short-term investments	9,909	25,350	14,100	—	—
Working capital	46,819	47,052	42,028	25,364	9,658
Total assets	76,759	72,695	61,040	49,759	16,633
Long-term liabilities	11,737	11,578	8,823	577	—
Redeemable convertible preferred stock	—	—	—	93,287	57,839
Total stockholders’ equity (deficit)	42,329	39,873	36,244	(65,804)	(45,581)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. We currently have a sales and marketing organization of approximately 190 people. Our only marketed product, Testim®, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration.

Our current product pipeline includes:

Phase III:

- AA4500, injectable collagenase enzyme for the treatment of Dupuytren’s contracture

Phase II:

- AA4500, injectable collagenase enzyme for the treatment of Peyronie’s disease

- AA4500, injectable collagenase enzyme for the treatment of Frozen Shoulder syndrome, or Adhesive Capsulitis

Phase I:

- AA4010, treatment for overactive bladder using our transmucosal film delivery system

Preclinical:

- two pain products using our transmucosal film delivery system, with rights to develop six other compounds for the treatment of pain.

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

After mutually agreeing with Oscient Pharmaceuticals Corp., or Oscient, to terminate our co-promotion agreement effective August 31, 2006, we expanded our sales force to approximately 150 representatives. We believe that expanding our own sales force with employees consistently dedicated to Testim throughout the entire year will allow us to better control our promotional efforts for Testim.

In September 2006, we entered into a lease agreement for an existing biologics manufacturing facility in Horsham, Pennsylvania. We plan to use the facility to produce the active ingredient of AA4500 and have completed the initial engineering batch of AA4500. As of December 31, 2006, our future minimum lease payments during the initial, noncancellable term ending January 1, 2017 total approximately $23.7 million. Prior to leasing this facility, we relied solely on a third party to manufacture the active ingredient for AA4500. Furthermore, we have hired employees with expertise in the manufacturing of biological products.

In December 2006, we suspended our phase III trials for AA4500 for the treatment of Dupuytren’s contracture because of a manufacturing issue. We have conducted detailed investigations that have helped us to understand what we believe may have contributed to the issue and how we can minimize the risk that this issue will occur in the future. We are continuing to test corrective actions and monitor stability data for several lots and over various time points. We expect to resume phase III clinical trials for AA4500 for the treatment of Dupuytren’s contracture in the fourth quarter of 2007.

We have never been profitable and have incurred an accumulated deficit of $183.5 million as of December 31, 2006. We expect to incur significant operating losses for the foreseeable future. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim, additional development and pre-commercialization costs for:

•	existing and new product opportunities,

•	acquisition costs for new product opportunities, and

•	increased general and administration expense to support the infrastructure required to grow and operate as a public company.

We will need to generate significant revenues to achieve profitability.

We expect that quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors including:

•	the overall growth of the androgen market,

•	the timing and extent of research and development efforts,

•	milestone payments liability, and

•	the outcome and extent of clinical trial activities.

Our limited operating history makes accurate prediction of future operating results difficult.

Net revenues. To date, all of our net revenues have been generated by the sales and out-licensing of Testim. For the near term, we expect Testim to continue to be the primary source of our net revenues. We sell Testim to pharmaceutical wholesalers, who have the right to return Testim prior to the units being dispensed through patient prescriptions. Prior to 2006, we recognized revenue based on prescription units dispensed to patients, since they are not subject to return and we did not have sufficient historical experience to reasonably estimate product returns. Based on the product return history gathered through the end of the first quarter of 2006, we determined we had the information to reasonably estimate customer returns. Therefore, in the first quarter of 2006, we began recognizing revenue for Testim sales at the time of shipment of the product to customers, net of appropriate allowances for cash discounts, rebates, patient coupons and product returns. We do not anticipate sales of Testim outside of the U.S., pursuant to our current agreements for international distribution rights of Testim, will have a material impact on our revenues or profitability. In addition to the up-front and milestone payments these agreements afford us, we believe they also benefit us by providing opportunities for manufacturing efficiencies through increased sales of Testim, as well as, making us an attractive partner to future licensors by providing us with global development and commercialization capabilities. We are a relatively new company and our sales prospects are uncertain. We expect our revenues to fluctuate due to:

•	market acceptance and pricing for Testim, including any change in wholesaler purchasing patterns;

•	commercialization of and market acceptance of our future products, if any;

•	regulatory approvals and market acceptance of new and competing products, including generics;

•	government or private healthcare reimbursement policies, particularly with respect to Testim and our other product candidates; and

•	promotional efforts of Solvay and its co-promotion partners and the impact on sales.

We use a third-party distributor, ICS, a division of AmerisourceBergen, for commercial distribution activities. The majority of our sales in the U.S. are to pharmaceutical wholesalers that, in turn, distribute product to chain and other retail pharmacies, hospitals, mail-order providers and other institutional customers. Approximately 93% of Testim purchases are from three customers: AmerisourceBergen, Cardinal Health, and McKesson. Outside of the U.S., we currently rely on third parties to market, sell and distribute Testim and any of our product candidates for which we receive marketing approval from any foreign jurisdictions. For Canada, we have an agreement with Paladin Labs, Inc. to market and distribute Testim. We have entered into an agreement with Ipsen Farmaceutica, B.V. for the rest of the world, excluding the U.S., Canada, Japan and Mexico.

Cost of goods sold. All of our cost of goods sold currently relate to the sale of Testim and consists of:

•	raw materials;

•	fees paid to our contract manufacturers and related costs;

•	royalty payments, which currently consist solely of payments due to Bentley;

•	personnel costs associated with quality assurance and manufacturing oversight; and

•	distribution costs, including warehousing, freight and product liability insurance.

We do not anticipate any material changes in our gross margin rate in the U.S. We anticipate our gross margins for sales outside the U.S. will continue to be significantly lower than those seen in the U.S. This is due to a combination of factors which include the terms of our distribution agreements and the royalty payments due to our licensor.

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

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects in development cannot be reasonably estimated. Currently, Testim is our only marketed product. AA4500 has completed phase II of development for the treatment of Dupuytren’s contracture. AA4500 is in phase II of development for the treatment of Peyronie’s disease and Frozen Shoulder syndrome. We believe AA4010 is in phase I of development. Results from clinical trials may not be favorable. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines. We expect our research and development expenses for our current products to increase as a result of further development of AA4500 for Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome, and AA4010 for overactive bladder. In addition, the current regulatory and political environment at the U.S. Food and Drug Administration, or FDA, could lead to increased data requirements which could impact regulatory timelines and costs. We expect further significant increases in our expenditures to develop any other potential new product candidates that we would in-license or acquire. Expenditures will increase to develop any other product candidates that we in-license or acquire.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, marketing and promotion costs, professional fees and facilities costs. We anticipate increases in selling, general and administrative expenses due to sales and marketing costs associated with Testim, hiring of additional personnel, investor relations and other activities associated with operating as a publicly traded company.

Results of Operation

Accounting changes

As discussed in Note 2(e) to the Company’s consolidated financial statements contained herein and under the heading “Critical Accounting Policies and Significant Judgments and Estimates” set forth below, in the first quarter of 2006 the Company began recognizing revenue for Testim sales at the time of shipment of the product to customers. Prior to 2006, the recognition of revenue on shipments of Testim units to customers was deferred until the units were dispensed through patient prescriptions. As a result of this change in revenue recognition, net revenues for year ended December 31, 2006 include a one-time benefit of $1.2 million and the net loss for the year ended December 31, 2006 includes a one-time benefit of $0.7 million, or $0.02 per share.

In addition, as discussed in Note 2(o) to the Company’s consolidated financial statements contained herein, the Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective transition method, which requires the application of SFAS No. 123R as of January 1, 2006, the first day of the Company’s calendar year. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the application of SFAS No.123R. This accounting standard requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In accordance with the modified prospective method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated and do not include the effect of SFAS 123R. Prior to 2006, the Company recognized the compensation expense related to stock-based awards measured by the intrinsic value of the award at grant date in accordance with APB No. 25. As a result of this change, the Company’s net loss for the year ended December 31, 2006 is $2.6 million (or $0.08 per share) higher than if the Company had continued to account for share-based compensation under APB No. 25.

Years Ended December 31, 2006 and 2005

Net revenues. For fiscal year 2006, net revenues totaled $68.5 million compared to net revenues of $42.8 million for the year 2005, an increase of 60%. This increase in net revenues resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (NPA) data from IMS Health (IMS), a pharmaceutical market research firm, Testim total prescriptions for 2006 grew 37.7% compared to 2005. We believe that Testim prescription growth in the 2006 period over the 2005 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians, and our co-promotion agreement with Oscient. Net revenues for 2006 benefited from price increases having a cumulative impact of 10% over the comparable 2005 period, which was partially offset by increases in wholesaler discounts due to increased distribution costs and product rebates as Testim became more widely prescribed by managed care providers. Net revenues for 2006 include one-time benefits of $1.2 million recorded in the first quarter upon adoption of the wholesaler method of revenue recognition and of $0.6 million recorded in the fourth quarter representing previously received non-refundable payments that were forfeited upon the mutual termination of the Bayer distribution agreement. Net revenues in 2006 and 2005 also include $0.6 million and $1.0 million, respectively, of product shipped to Ipsen and $0.7 million and $0.6 million, respectively, of revenues related to up-front and milestone payments.

Cost of goods sold. Cost of goods sold were $17.7 million and $13.1 million for the years ended December 31, 2006 and 2005, respectively. The increase in cost of goods sold in 2006 over 2005 was directly attributable to the increase in Testim prescription revenue. Gross margin on net revenues was 74.2% in 2006 compared to 69.4% for 2005. The improvement in gross margin in 2006 over 2005 principally reflects the year-over-year price increases, a reduction in the royalty rate paid to the Company’s licensor, and manufacturing cost reductions, as well as the one-time revenue benefits discussed above. The cost of goods sold for product shipped to Ipsen in 2006 and 2005 amounted to $0.6 million and $0.9 million, respectively. Excluding the impact of the change in revenue recognition discussed above, gross margin for U.S. revenues was 74.6% in 2006 compared to 70.4% for 2005.

Research and development expenses. Research and development expenses were $37.9 million and $24.3 million for the years ended December 31, 2006 and 2005, respectively. The increase in 2006 over 2005 was primarily due to $9.0 million increase in cost associated with AA4500 due to the increased spending for development and manufacturing scale and the $1.1 million payment to Cobra upon amendment of the manufacturing agreement with Cobra, a $2.4 million increase in development spending for TestoFilm prior to discontinuance of its development in October 2006 and a $1.7 million increase in administrative costs due primarily to an increase in headcount. These increases were offset by a $1.1 million decrease in costs associated with phase IV clinical trials for Testim.

Selling, general and administrative expenses. Selling, general and administrative expenses were $61.3 million and $43.9 million for the years ended December 31, 2006 and 2005, respectively. The increase in 2006 over 2005 was due primarily to selling and marketing expenses increasing by $13.7 million resulting from higher marketing costs and co-promotion and termination fees associated with the terminated co-promotion agreement with Oscient, the increases in our Testim sales force made in late 2006, and pre-launch marketing for AA4500. General and administrative expenses increased by $3.6 million as a result of the additional stock-based compensation expense resulting from the adoption of SFAS 123R and the costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest income (expense), net. Interest income (expense), net was $2.4 million and $1.5 million for the years ended 2006 and 2005, respectively. Net interest income in 2006 and 2005 relates primarily to interest earned on the invested proceeds from our registered direct offering in September of 2006 and our private placement in June of 2005.

Other Income (expense), net. Other income (expense), net was $0 and $(1.2) million for the years ended December 31, 2006 and 2005, respectively. Other income (expense), net in 2005 relates to $0.2 million of placement agent fees and transaction costs associated with our private placement in June of 2005 which were allocated to the financing-related liability and the non-cash change in the fair value of the financing-related liability of $1.0 million during 2005. On December 30, 2005, the financing related liability of $7.2 million was reclassified to permanent equity as a result of amendments to the Securities Purchase Agreements. There were no such costs incurred in 2006.

At December 31, 2006, we had federal net operating loss carryforwards of approximately $146.4 million, which will expire in 2019 through 2026, if not utilized. In addition, we had state net operating loss carryforwards of approximately $122.0 million, of which $62.9 million relate to Pennsylvania, which will expire 2010 through 2026 if not utilized. Future utilization of Pennsylvania net operating losses is limited to the greater of 12.5% of

Pennsylvania taxable income or $3.0 million per year. At December 31, 2006, we had federal research and development credits of approximately $3.0 million that will expire in 2020 through 2026, if not utilized.

The Internal Revenue Code provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards. We may have experienced various ownership changes, as a result of past financings. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, we may not be able to take full advantage of these carryforwards for federal income tax purposes

Years Ended December 31, 2005 and 2004

Net revenues. Net revenues were $42.8 million and $27.0 million for the years ended December 31, 2005 and 2004, respectively. Prescription units dispensed increased from approximately 203,900 in 2004 to approximately 303,500 in 2005. We believe that Testim prescription growth in 2005 over 2004 was attributed to increasing physician and patient awareness that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product to Testim, the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians, and our co-promotion agreement with Oscient, which focused on broadening our exposure to primary care physicians. The increase in net revenues in 2005 over 2004 also are a result of price increases having a cumulative impact of 11% offset by increases in wholesaler discounts due to increased distribution costs, product rebates as Testim became more widely prescribed by managed care providers and had experienced an increased utilization of patient coupons. Net revenues in 2005 also include $1.0 million of product shipped to Ipsen and $0.5 million of revenues related to up-front and milestone payments for which there are no comparable amounts in 2004. Shipments in the U.S. not recognized as revenue, net of anticipated cash discounts, were $2.2 million and $3.7 million at December 31, 2005 and 2004, respectively and are reflected in deferred revenue, current portion.

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

Research and development expenses. Research and development expenses were $24.3 million and $16.0 million for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 over 2004 was primarily due to $5.9 million increase in development work for AA4500, a $1.7 million increase in costs associated with phase IV Clinical Trials for Testim, a $1.0 million increase in development work for AA2600, and the $0.5 million up-front payment for the in-license of eight separate pain products using the transmucosal film technology in February 2005. These increases were offset by a $1.5 million decrease in milestone payments for AA4500, our Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome product candidate.

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

Liquidity and Capital Resources

Since inception through December 31, 2006, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through December 31, 2006, we received net proceeds of approximately $219.8 million from our initial public offering, registered direct offering, private sales of securities and the exercise of stock options and warrants. We had approximately $54.7 million and $56.7 million in cash, cash equivalents and short-term investments as of December 31, 2006 and December 31, 2005, respectively.

We believe that our current financial resources and sources of liquidity will be adequate to fund our anticipated operations until at least March 2008. We may, however, need to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Sources and Uses of Cash

Cash used in operations was $43.6 million, $28.8 million and $16.8 million for 2006, 2005 and 2004, respectively. Negative operating cash flows during 2006 and 2005 were caused primarily by operating losses. Negative operating cash flows during 2004 result from operating losses offset primarily by $8.1 million of cash collections of up-front and milestone payments.

Cash provided by (used in) investing activities was $11.8 million, $(12.5) million and $(15.3) million for 2006, 2005 and 2004, respectively. Cash provided by (used in) investing activities relates primarily to the net effect of purchases short-term investments with part of the proceeds from our equity offerings in each of these years and redemptions of short-term investments for operational cash needs, together with our investments in property and equipment and, in 2006, the investment of $1.9 million to secure the lease of a manufacturing facility.

Cash provided by financing activities was $45.2 million, $40.0 million and $36.4 million in 2006, 2005 and 2004, respectively. Cash provided by financing activity in 2006 results primarily from the $43.3 million in net proceeds we received in the September 2006 registered direct offering, $1.0 million cash received from warrant exercises and $1.2 million in cash receipts from stock option exercises and employee stock purchases. Cash provided by financing activity in 2005 results primarily from the $39.0 million received from the June 30, 2005 private placement and the $0.7 million in cash receipts from stock option exercises. Cash provided by financing activities in 2004 was related primarily to the initial public offering of our common stock.

Our actual cash needs might vary materially from those now planned because of a number of factors, including:

•	Testim market acceptance and sales growth;

•	our ability to realize sales efficiency and effectiveness of our sales force;

•	third-party payor coverage and reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of supplying and commercializing AA4500 and any of our product candidates;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

In 2006, 2005 and 2004, we received $0.9 million, $3.8 million and $8.1 million, respectively, in payments from our agreements for Testim in other territories. These receipts are the result of up-front and milestone payments primarily related to contract signings and regulatory approvals. We might also enter into additional arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

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

In addition to royalty obligations, we are obligated to pay certain upfront payments and milestones under the license agreements with Bentley. Through December 31, 2006, we have made aggregate upfront and milestone payments under the three license agreements with Bentley of approximately $0.6 million. If all events under the Bentley license agreements occur, we would be obligated to pay a maximum of approximately $1.0 million in milestone payments. The timing of the above payments, if any, is uncertain.

BioSpecifics

In June 2004, we entered into a development and license agreement with BioSpecifics and amended such agreement in May 2005 and in December 2005 (the BioSpecifics Agreement). Under the BioSpecifics Agreement, as amended, we were granted exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ enzyme, which we refer to as AA4500. Our licensed rights concern the development of products, other than dermal formulations labeled for topical administration. Currently, we have rights to develop, and are developing, AA4500 for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome. We may expand the BioSpecifics Agreement, at our option, to cover other indications as they are developed by us or BioSpecifics.

The BioSpecifics Agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. We may terminate the BioSpecifics Agreement with 90 days written notice.

We are responsible, at our own cost and expense, for developing the formulation and finished dosage form of products containing AA4500 and arranging for the clinical supply of such products. As permitted under the BioSpecifics Agreement, we have qualified Cobra Biologics Ltd., or Cobra, as a supplier of clinical supply under the agreement.

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

Finally, we are obligated to make contingent milestone payments upon contract initiation, receipt of technical data, manufacturing process development, the one-year anniversary of the BioSpecifics Agreement, filing of regulatory applications and receipt of regulatory approval. Through December 31, 2006, we paid up-front and milestone payments under the BioSpecifics Agreement of $8.0 million and an option exercise fee of $0.5 million for the Frozen Shoulder syndrome indication. We could make up to an additional $5.5 million of contingent milestone payments under the BioSpecifics Agreement if all existing conditions are met. Additional milestone obligations may be due if we exercise an option to develop and license AA4500 for additional medical indications.

Cobra

In July 2005, we entered into an agreement with Cobra for the process development, scale up and manufacture of AA4500 for phase II/III clinical trials (the Manufacturing Agreement). Through an agreement dated July 14, 2006 (the Amended Manufacturing Agreement), we terminated the Manufacturing Agreement and agreed that Cobra will manufacture the AA4500 batches needed for clinical trials and for the Biological License Application (BLA) to be filed under the U.S. Federal Food, Drug and Cosmetic Act and related applicable regulations and will provide related services upon our request. In November 2006, we entered into a letter agreement with Cobra (the “Amendment”) that further amended the Amended Manufacturing Agreement, effective upon the close of business on November 17, 2006. Under the Amendment, we paid $1.1 million to Cobra and Cobra agreed to complete only one BLA batch of the active ingredient for AA4500 and perform certain other services as may be agreed to by the parties. Through December 31, 2006, we incurred $12.8 million of costs under the Manufacturing Agreement, Amended Manufacturing Agreement and Amendment.

PharmaForm

In June 2003, we entered into a license agreement with Formulation Technologies, L.L.C., d/b/a/ PharmaForm, or PharmaForm. Under this agreement, as amended, we were granted an exclusive, worldwide, royalty-bearing license to develop, make and sell products that contain hormones or that are used to treat urologic disorders incorporating PharmaForm’s oral transmucosal film technology for which there is an issued patent in the U.S. The term of this license agreement is for the life of the licensed patents.

In February 2005, we entered into an additional license agreement with PharmaForm. Under this agreement, we were granted exclusive, worldwide royalty-bearing rights to develop, manufacture and market eight compounds using PharmaForm’s proprietary transmucosal film technology for the management of pain, including acute and chronic pain. The term of this license agreement continues on a product by product and country by country basis until the later of ten years after the first commercial sale or last to expire patent covering the licensed technology. The compounds that may be developed include opioids as well other types of analgesics. In 2005, we paid an up-front payment of $0.5 million and could make up to an additional $21.2 million in contingent milestone payments if all underlying events for these eight products occur. In addition, we will have on-going royalty payment obligations to PharmaForm. The timing of the remaining payments, if any, is uncertain.

We entered into a research and development agreement with PharmaForm on a fee for service basis. We will be the sole owner of any intellectual property rights developed in connection with this agreement. Through December 31, 2006, we incurred $5.4 million under the research and development agreement.

Oscient

In April 2005, we entered into a co-promotion agreement (the Oscient Agreement) with Oscient. The Oscient Agreement provided that Oscient would have the exclusive right to co-promote Testim to primary care physicians in the U.S. using its 300-person sales force, while we would continue to promote Testim using our specialty sales force that calls on urologists, endocrinologists and select primary care physicians. Oscient compensation for its services was based on a specified percentage of gross profit from Testim sales attributable to primary care physicians in the U.S. (the “Oscient co-promotion fees”). In, addition, we and Oscient agreed to utilize a joint marketing and promotion plan and to share equally in such expenses. The initial term of the Oscient

Agreement extended to April 30, 2007. On September 1, 2006, we entered into a letter agreement with Oscient which sets forth the terms and conditions upon which we and Oscient mutually agreed to terminate the Oscient Agreement prior to the expiration of its initial term. Pursuant to the Termination Agreement, we paid Oscient the sum of $1.8 million for the early termination and the Oscient Agreement terminated at the close of business on August 31, 2006, with certain specified provisions surviving termination, and Oscient ceased all promotion activities related to Testim at that time. Under the Oscient Agreement, we paid a total of $8.0 million in Oscient co-promotion fees.

For the period in 2005 and 2006 during which the Oscient Agreement was in effect, we invoiced and recorded in our financial statements all sales of Testim, as well as the gross profit earned on all sales. We also recorded our share of promotional expenses incurred and the Oscient co-promotion fees as “selling, general & administration” operating expenses in our consolidated statement of operations.

The following summarizes our contractual commitments as of December 31, 2006 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	5+ years
Long-term debt	$66	$61	$5	$—	$—
Operating leases	29,714	3,526	6,636	5,968	13,584
Purchase commitment (1)	760	190	380	190	—

	$30,540	$3,777	$7,021	$6,158	$13,584

(1)	Amount represents a minimum annual manufacturing fee of $0.2 million.

The contractual commitments reflected in this table exclude $27.7 million of contingent milestone payments that we may be obligated to pay in the future. We do not expect to pay any of these contingent milestone payments through December 31, 2007. These remaining milestones relate primarily to manufacturing process development, filing of regulatory applications and receipt of regulatory approval. The above table also excludes future royalty payments and wholesaler distribution fees because they are contingent on product sales.

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

Revenue Recognition. We sell Testim to pharmaceutical wholesalers. Prior to the units being dispensed through patient prescriptions, these companies have the right to return Testim for any reason for up to one-year after product expiration. Revenue for this product is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, and Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together SAB No. 101). Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. In order to develop a methodology, and provide a basis, for estimating future product returns on sales to our customers at the time of shipment, we have been tracking the Testim product return history, taking into consideration product expiration dating at time of shipment and levels of inventory in the wholesale channel. Based on the product return history gathered through the end of the first quarter of 2006, we believed we had the information to reasonably estimate customer returns and, therefore, in the first quarter of 2006, began recognizing revenue for Testim sales at the time of shipment of the product to our customers. Prior to 2006, we were unable to reasonably estimate customer returns and, therefore, deferred the recognition of revenue on product shipments of Testim units until the units were dispensed through patient prescriptions because units dispensed through prescriptions are not subject to return. We estimated prescription units dispensed based on distribution channel data provided by external, independent sources.

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

For revenues associated with licensing agreements, we use revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 101 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the underlying agreement. We currently have license and distribution agreements with each of Ipsen Farmaceutica, B.V. (Ipsen) and Paladin Labs, Inc. (Paladin) to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan. Under these agreements, the distributor and the licensee are each required to purchase Testim from us and make up-front, milestone and royalty payments. Under these agreements, the distributor and the licensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Only milestone payments for product supply price reductions are refundable if we subsequently increase the supply price; otherwise, no up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to our nonperformance. We are obligated under the agreements to provide multiple deliverables, including the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21, all deliverables under each of these agreements are treated as single units of accounting as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. We have deferred revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under each agreement.

Upon product shipment, non-refundable up-front and milestone revenue is recognized as revenue on a straight line basis over the remaining contract term. The amortization period for the agreement with Ipsen is based upon contractual terms and is currently estimated to be 17 years. The Company has started to amortize milestones received over this period since the first product has been shipped. When earned by us in future periods, additional milestone payments achieved will be amortized over the remaining period. Refundable milestone payments will be deferred and only included in the revenue recognition equation with non-refundable milestone consideration when the refund right effectively lapses. No product shipments have been made to Paladin and, therefore, no revenue relating to upfront or milestone payments have been recognized.

Inventory Valuation. We rely on a single source supplier for one of the key ingredients in Testim. As a result, we have purchased a substantial safety stock of this ingredient. We estimate that the demand for Testim will be such that the raw materials and finished goods inventory on hand will ultimately be used in future production and sold to customers prior to the expiration of their applicable shelf-life.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and the reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It establishes, unless impractical, retrospective application as the required method for reporting a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 became effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005 and did not have any material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which becomes effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company expects that this interpretation will not have, upon adoption, any material impact on its results of operation or financial position.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This bulletin requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover, and the iron curtain, approach. The rollover approach quantifies misstatements based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at end off the current year, irrespective of the misstatement’s year of origin. Adjustment of financial statements would be required if either approach resulted in a misstatement quantification that is material. The correction of financial statements for immaterial amounts would not require previously filed reports to be amended. SAB No. 108 applies to fiscal years ending after November 15, 2006 and did not have any material effect on the Company’s consolidated financial statements.

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

In February 2007, The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which becomes effective for fiscal years beginning after November 15, 2007. SFAS No. 159 will provide companies the option to measure at fair value many financial instruments and certain other assets and liabilities on an instrument-by-instrument basis. The Company is currently evaluating the effects, if any, SFAS No. 159 could have on the Company’s consolidated financial statements.

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

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash, cash equivalents and short-term investments at December 31, 2006, amounting to approximately $54.7 million, were maintained in bank demand accounts, money market accounts, U.S. government backed securities, commercial paper, corporate floating rate notes and ARS. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

Transactions relating to Auxilium UK, Limited are recorded in pounds sterling. Upon consolidation of this subsidiary into our consolidated financial statements, we translate the balance sheet asset and liability accounts to the U.S. dollar based on exchange rates as of the balance sheet date; balance sheet equity accounts are translated into the U.S. dollar at historical exchange rates; and all statements of operations and cash flows amounts are translated into the U.S. dollar at the average exchange rates for the period. Exchange gains or losses resulting from the translation are included as a separate component of stockholders’ equity. In addition, we conduct clinical trials in the Netherlands, exposing us to cost increases if the U.S. dollar declines in value compared to the euro. We do not hedge our foreign exchange risks, as we believe reasonably possible near-term fluctuations of exchange rates would not materially affect our results of operations, financial position or cash flows.

ITEM 8.	Financial Statements and Supplementary Data

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

of Auxilium Pharmaceuticals, Inc.:

We have completed an integrated audit of Auxilium Pharmaceuticals, Inc.’s December 31, 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audit of its December 31, 2005 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Auxilium Pharmaceuticals, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Auxilium Pharmaceuticals, Inc.:

We have audited the accompanying consolidated statements of operations, redeemable convertible preferred stock, stockholders’ equity (deficit) and comprehensive loss, and cash flows of Auxilium Pharmaceuticals, Inc. and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Auxilium Pharmaceuticals, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 15, 2005

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$44,835	$31,380
Short-term investments	9,909	25,350
Accounts receivable, trade	9,267	4,614
Accounts receivable, other	507	200
Inventories	2,807	4,387
Prepaid expenses and other current assets	2,187	2,365

Total current assets	69,512	68,296
Property and equipment, net	4,732	3,690
Other assets	2,515	709

Total assets	$76,759	$72,695

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$61	$260
Accounts payable	2,073	5,109
Accrued expenses	19,522	12,841
Deferred revenue, current portion	686	2,911
Deferred rent, current portion	351	123

Total current liabilities	22,693	21,244

Notes payable, long-term portion	5	65

Deferred revenue, long-term portion	10,294	10,671

Deferred rent, long-term portion	1,438	842

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 35,677,008 and 29,241,482 shares at December 31, 2006 and 2005, respectively	357	292
Additional paid-in capital	225,577	177,429
Accumulated deficit	(183,463)	(137,515)
Deferred compensation	—	(437)
Treasury stock at cost: 13,377 shares at December 31, 2006	(113)	—
Accumulated other comprehensive income (loss)	(29)	104

Total stockholders’ equity	42,329	39,873

Total liabilities and stockholders’ equity	$76,759	$72,695

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2006	2005	2004
Net revenues	$68,490	$42,804	$27,025

Operating expenses:
Cost of goods sold	17,692	13,119	8,148
Research and development*	37,900	24,301	15,993
Selling, general and administrative*	61,277	43,935	31,210

Total operating expenses	116,869	81,355	55,351

Loss from operations	(48,379)	(38,551)	(28,326)
Interest income	2,445	1,553	424
Interest expense	(16)	(57)	(616)
Other income (expense), net	2	(1,203)	—

Net loss	(45,948)	(38,258)	(28,518)
Accretion of redeemable convertible preferred stock	—	—	(395)
Deemed dividend to warrant holders	—	—	(173)

Net loss applicable to common stockholders	$(45,948)	$(38,258)	$(29,086)

Basic and diluted net loss per common share	$(1.48)	$(1.54)	$(3.11)

Weighted average common shares outstanding	30,956,889	24,913,087	9,361,153

*2006 and 2005 includes the following amounts of stock-based compensation expense:
Research and development	$397	$—
Selling, general and administrative	2,685	272

Total	$3,082	$272

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Year ended December 31, 2006

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Deferred compensation	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Cost
Balance, January 1, 2006	29,241,482	$292	$177,429	$(137,515)	—	$—	$(437)	$104	39,873
Net loss	—	—	—	(45,948)	—	—	—	—	(45,948)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2	2
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	(135)	(135)

Total comprehensive loss	29,241,482	292	177,429	(183,463)	—	—	(437)	(29)	(6,208)
Public offering, net of transaction costs	5,500,000	55	43,245	—	—	—	—	—	43,300
Exercise of common stock warrants	178,523	2	1,041	—	—	—	—	—	1,043
Issuance of restricted stock	200,000	2	(2)	—	—	—	—	—	—
Cashless exercise of common stock warrants	310,602	3	(3)	—	—	—	—		—
Exercise of common stock options	185,970	2	984	—	—	—	—		986
Employee Stock Purchase Plan purchases	60,544	1	238	—	—	—	—	—	239
Cancellation of restricted stock	(113)	—	—	—	—	—	—	—	—
Stock based compensation	—	—	3,082	—	—	—	—		3,082
Reclassification of deferred compensation	—	—	(437)	—	—	—	437	—	—
Treasury stock acquisition	—	—	—	—	13,377	(113)	—		(113)

Balance, December 31, 2006	35,677,008	$357	$225,577	$(183,463)	13,377	$(113)	$—	$(29)	$42,329

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Year ended December 31, 2005

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Deferred compensation	Accumulated other comprehensive income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2005	20,648,988	$206	$135,856	$(99,257)	$(17)	$(565)	$21	$36,244
Net loss	—	—	—	(38,258)	—	—	—	(38,258)
Unrealized gain on available for sale securities	—	—	—	—	—	—	83	83

Total comprehensive loss				(38,258)			83	(38,175)
Private placement, net of transaction costs	8,242,796	83	32,955	—	—	—	—	33,038
Issuance of private placement warrants	—	—	7,151	—	—	—	—	7,151
Exercise of common stock options	210,687	2	738	—	—	—	—	740
Employee Stock Purchase Plan purchases	125,127	1	501	—	—	—	—	502
Issuance of restricted stock	25,000	—	120	—	—	(120)	—	—
Cancellation of restricted stock	(11,116)	—	(83)	—	—	83	—	—
Amortization of deferred compensation	—	—	—	—	—	165	—	165
Compensation on stock option grants to
	—	—	84	—	—	—	—	84
Compensation on stock option grants	—	—	107	—	—	—	—	107
Interest income accrued on notes receivable	—	—	—	—	(1)	—	—	(1)
Repayment of notes receivable	—	—	—	—	18	—	—	18

Balance, December 31, 2005	29,241,482	$292	$177,429	$(137,515)	$—	$(437)	$104	$39,873

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Loss

Year ended December 31, 2004

(In thousands, except share amounts)

			Stockholders’ equity (deficit)
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Deferred compensation	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2004	70,212,517	$93,287	935,071	$9	$5,121	$(70,739)	$(107)	$(57)	$(31)	(65,804)
Comprehensive loss:
Net loss	—	—	—	—	—	(28,518)	—	—	—	(28,518)
Unrealized gain on available for sale cash equivalents	—	—	—	—	—	—	—	—	52	52

Total comprehensive loss						(28,518)			52	(28,466)
Accretion of preferred stock	—	395	—	—	(395)	—	—	—	—	(395)
Exercise of preferred warrants	80,000	100	—	—	—	—	—	—	—	—
Conversion of preferred to common	(70,292,517)	(93,782)	14,058,482	141	93,641	—	—	—	—	93,782
Initial public offering, net of transaction costs	—	—	5,500,000	55	36,456	—	—	—	—	36,511
Restricted stock issued	—	—	93,437	1	700	—	—	(701)	—	—
Cancellation of restricted stock	—	—	(5,382)	—	(41)	—	—	41	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	152	—	152
Exercise of common stock options	—	—	53,112	—	232	—	—	—	—	232
Employee Stock Purchase Plan purchases	—	—	14,268	—	91	—	—	—	—	91
Compensation on stock option grants to nonemployees for services provided	—	—	—	—	51	—	—	—	—	— 51
Receipt of payment on notes receivable	—	—	—	—	—	—	93	—	—	93
Interest income accrued on notes receivable	—	—	—	—	—	—	(3)	—	—	(3)

Balance, December 31, 2004	—	$—	20,648,988	$206	$135,856	$(99,257)	$(17)	$(565)	$21	$36,244

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flow

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(45,948)	$(38,258)	$(28,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,068	1,087	1,283
Stock-based compensation	3,082	356	203
Interest income accrued on notes receivable from stockholders	—	—	(3)
Change in fair value of financing related liability	—	990	—
Unrealized gain on available for sale cash equivalents	—	83	52
Changes in operating assets and liabilities:
Accounts receivable	(4,960)	172	(3,211)
Inventories	1,580	(373)	1,363
Prepaid expenses and other current assets	186	(602)	(211)
Accounts payable and accrued expenses	3,479	6,474	3,952
Deferred revenue	(2,603)	1,048	8,248
Deferred rent	547	192	—

Net cash used in operating activities	(43,569)	(28,831)	(16,842)

Cash flows from investing activities:
Purchases of property and equipment	(1,739)	(1,246)	(1,193)
Purchases of short-term investments	(63,335)	(47,275)	(32,100)
Redemptions of short-term investments	78,775	36,025	18,000
Purchases of other assets	(1,900)	—	(4)

Net cash used in investing activities	11,801	(12,496)	(15,297)

Cash flows from financing activities:
Proceeds from common shares, and in 2005 warrants, issued in equity offerings, net of transaction costs	43,300	39,198	—
Proceeds from Initial Public Offering, net of transaction costs	—	—	36,511
Proceeds from warrant exercises	1,043	—	—
Net borrowings (repayments) under lines of credit, net of transaction costs	—	—	(9,548)
Movement in restricted cash to secure borrowings	—	—	9,500
Proceeds from Series B warrants exercised	—	—	100
Proceeds from debt financings, net of transaction costs	—	—	171
Payments on debt financings	(261)	(427)	(768)
Employee Stock Purchase Plan purchases	239	502	91
Proceeds from exercise of common stock options	986	740	232
Purchases of treasury stock	(113)	—	—
Collection of notes receivable from stockholders	—	18	93

Net cash provided by financing activities	45,194	40,031	36,382

Effect of exchange rate changes on cash	29	(31)	18

Increase (decrease) in cash and cash equivalents	13,455	(1,327)	4,261
Cash and cash equivalents, beginning of period	31,380	32,707	28,446

Cash and cash equivalents, end of period	$44,835	$31,380	$32,707

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

(a) The Company

Auxilium Pharmaceuticals, Inc. along with its subsidiaries, or the Company, is a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. The Company has one marketed product, Testim®, a proprietary, topical 1% testosterone gel indicated for the treatment of hypogonadism. In the fourth quarter of 2002, the Company received approval from the U.S. Food and Drug Administration, or FDA, to market Testim. The Company launched Testim in the first quarter of 2003. The Company currently markets Testim in the U.S. through its own sales force. Testim is also approved for marketing in Belgium, Canada, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, The Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom. The Company will rely on Ipsen Farmaceutica, B.V. and other third parties to market, sell and distribute Testim outside of the U.S.

The Company has four projects in clinical development. AA4500, an injectable collagenase enzyme, is in phase III of development for the treatment of Dupuytren’s contracture and is in phase II of development for the treatment of Peyronie’s disease and Frozen Shoulder syndrome (also known as Adhesive Capsulitis). The Company’s transmucosal film product candidate for the treatment of overactive bladder (AA4010) is in phase I of development. The Company expects to seek a partner to further develop this product candidate. The Company has two pain products using its transmucosal film delivery system in pre-clinical development. The Company has rights to six additional pain products and products for hormone replacement and urologic disease using its transmucosal film delivery system, and options to all indications using AA4500 for non-topical formulations.

(b) Liquidity

The Company commenced operations in the fourth quarter of 1999. Since inception, it has incurred losses and negative cash flows from operations. The Company has been dependent upon external financing, including primarily private and public sales of securities, to fund operations. As of December 31, 2006, the Company had an accumulated deficit of approximately $183,463,000, and expects to incur additional operating losses.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Translation of Foreign Financial Statements

The Company established a foreign subsidiary in the United Kingdom in 2000, which uses the pound sterling as its functional currency. Assets and liabilities of the Company’s foreign subsidiary are translated at the year-end rate of exchange. The statements of operations for this subsidiary are translated at the average rate of exchange for the year. Gains or losses from translating foreign currency financial statements are accumulated in other comprehensive income (loss) in stockholders’ equity.

(d) Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, restricted cash deposits, accounts payable, accrued expenses and notes payable approximate fair value due to the short-term nature of those instruments.

(e) Revenue Recognition

The Company sells Testim to pharmaceutical wholesalers, who have the right to return purchased product prior to the units being dispensed through patient prescriptions. Revenue for this product is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, and the SEC’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together SAB No. 101). Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. In order to develop a methodology, and provide a basis, for estimating future product returns on sales to its customers at the time of shipment, the Company has been tracking the Testim product return history, taking into consideration product expiration dating at time of shipment and inventory levels in the distribution channel. Based on the product return history gathered through the end of the first quarter of 2006, the Company determined it had the information to reasonably estimate customer returns and, therefore, in the first quarter of 2006, began recognizing revenue for Testim sales at the time of shipment of the product to customers. Revenue is also reduced for estimates of allowances for cash discounts, rebates and patient coupons based on historical experience, and current contract prices and terms with customers. If actual, or expected, customer returns and revenue allowances differ from previous estimates, adjustments of these estimates would be recognized in the period such facts become known.

Prior to 2006, the Company was unable to reasonably estimate customer returns and, therefore, deferred the recognition of revenue on product shipments of Testim units until the units were dispensed through patient prescriptions because units dispensed are not subject to return. The Company estimated prescription units dispensed based on distribution channel data provided by external, independent sources. The gross sales price of product shipments in the U.S. was $49,009,000 and $30,863,000 for the years ended December 31, 2005 and 2004, respectively. Gross revenue for prescription units dispensed was $50,398,000 and $30,279,000 for the years ended December 31, 2005 and 2004, respectively, while product revenue net of cash discounts, rebates and patient coupons was $41,306,000 and $27,025,000 for the years ended December 31, 2005 and 2004, respectively. Product shipments in the U.S. not recognized as revenue, net of anticipated cash discounts, were $2,217,000 at December 31, 2005 and are reflected in deferred revenue, current portion. The cost of Testim units shipped to customers that has not been recognized as revenue in accordance with the Company’s policy is reflected as inventory subject to return (see Note 4).

As a result of the above-described change in revenue recognition, net revenues for the year ended December 31, 2006 include a one-time benefit of $1,198,000 (representing revenue previously deferred, net of estimated returns and allowances of $1,019,000) and the net loss for the year ended December 31, 2006 includes

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a one-time benefit of $702,000, or $0.02 per share (representing the one-time benefit in net revenues partially offset by the related cost of sales).

The following individual customers each accounted for at least 10% of total product shipments for any of the respective periods:

	Years Ended December 31,
	2006	2005	2004
Customer A	48.0%	31.3%	25.7%
Customer B	27.0%	31.2%	28.6%
Customer C	18.0%	18.7%	21.0%
Customer D	0.0%	9.9%	12.0%

	93.0%	91.1%	87.3%

For revenues associated with licensing agreements, the Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. In December 2003 and March 2004, the Company entered into license and distribution agreements with Bayer, Inc. (“Bayer”) and Ipsen Farmaceutica B.V. (“Ipsen”) to market and distribute Testim worldwide, excluding the U.S., Mexico and Japan (see Note 14). Under these agreements, the distributor and the licensee are each required to purchase Testim from the Company and make up-front, milestone and royalty payments. Under these agreements, the distributor and the licensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Only milestone payments for product supply price reductions are refundable if the Company subsequently increases the supply price; otherwise, no up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to the Company’s nonperformance. The Company is obligated under the agreements to provide multiple deliverables; the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21 the deliverables under each of these agreements are treated as single units of accounting, as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. Revenue for Testim units shipped will be recognized upon product shipment, net of estimated product returns. The Company has deferred revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under, or termination of, each agreement.

In December 2004, the Company shipped its first product totaling $311,000 to Ipsen for ultimate sale in the United Kingdom and Germany. The Company deferred recognition of this revenue at December 31, 2004 as the right of return had not lapsed until 2005. Further, the Company initially concluded that non-refundable up-front and milestone revenue would be recognized as revenue as a percentage of Testim units shipped in the period over total Testim units expected to be shipped over the distribution term and that no such revenue would be recognized if a reasonable estimate of total future Testim unit shipments could not be made. However, the Company came to the conclusion in the third quarter of 2005 that this accounting method was impractical to implement due to the uncertainty that would be created in estimating potential future sales in a large number of countries outside of the U.S. over an extended period of time.

Accordingly, commencing in the third quarter of 2005, non-refundable up-front and milestone revenue are being recognized as revenue on a straight line basis. The amortization period for the agreement with Ipsen is based upon contractual terms and is estimated to be 17 years. The Company has started to amortize milestones

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received over this period since the first product has been shipped. When earned by the Company in future periods, additional milestone payments achieved will be amortized over the remaining period. Refundable milestone payments will be deferred and only included in the revenue recognition equation with non-refundable milestone consideration when the refund right effectively lapses. While no product shipments have been made to Bayer, this agreement for Canadian marketing and distribution rights was mutually terminated in December 2006 and $0.6 million of revenues previously deferred was recognized. This represented up-front and milestone payments that were forfeited by Bayer upon termination of the agreement. Also in December 2006, the Company entered a new agreement for the Canadian marketing and distribution rights for Testim with Paladin Labs Inc. (“Paladin”) and received $500,000 of up-front and milestone payments that have been deferred.

Through December 31, 2006, the Company collected $12,200,000 of license payments under the Ipsen and Paladin agreements. Of this amount, $10,700,000 relates to non-refundable milestones from Ipsen. The remaining $1,500,000 consists of a $1,000,000 refundable milestone from Ipsen and $500,000 received from Paladin in December 2006. During the years ended December 31, 2006 and 2005, the Company recorded $686,000 and $535,000, respectively, of revenue for up-front and milestone amounts received from Ipsen. At December 31, 2006, $686,000 was classified as current deferred revenue and $10,294,000 was classified as long-term deferred revenue.

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

(g) Supplemental Non-cash Disclosure

Non-cash financing activity was not significant in 2006. The following table represents the non-cash financing activity for the periods presented (in thousands):

	Years Ended December 31,
	2005	2004
Conversion of redeemable convertible preferred stock into common stock	$—	$93,782
Grant of restricted stock to employees, net of cancellations	37	660
Grant of stock options	107	—
Grant of stock options to non employees	84	—
Accretion of preferred stock redemption value	—	395
Deemed dividend to warrant holders	—	173
Issuance of note payable for payment of insurance premiums	—	421

(h) Accounts Receivable

Accounts receivable, trade consist of amounts due from wholesalers for the purchase of Testim. Ongoing credit evaluations of customers are performed and collateral is generally not required.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable, trade are net of allowances for cash discounts, actual returns and bad debts of $296,000 and $452,000 at December 31, 2006 and 2005, respectively.

The following individual customers each accounted for at least 10% of accounts receivable, trade on either of the respective dates:

	December 31,
	2006	2005
Customer A	41.0%	44.3%
Customer B	25.0%	30.9%
Customer C	28.0%	17.7%

	94.0%	92.9%

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

(l) Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2006, the Company has not revised the remaining useful lives of any significant assets.

Included in other assets is the unamortized balance of a license agreement milestone payment. This payment is being amortized over the 67-month estimated useful life of the related product which is consistent with the remaining lives of the underlying patents.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s calendar year. The Company’s consolidated financial statements as of, and for the year ended, December 31, 2006 reflect the impact of the application of SFAS No.123R. In accordance with the modified prospective method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated for, and therefore do not include, the effect of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized over the requisite service period as compensation expense in the consolidated statement of operations. The Company uses the Black-Scholes option pricing model (Black-Scholes model) to estimate the fair value of share-based grants and the straight-line method to amortize compensation expense over their vesting period. These methods were also utilized by the Company in preparing the pro forma disclosures required under SFAS No. 123 (see Note11). Under the intrinsic value method, except for compensation expense related to restricted stock awards, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations prior to 2006.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and the compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and SAB No. 107. SFAS No. 123R requires forfeitures of stock-based awards prior to vesting to be estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from the estimates. Therefore, stock-based compensation expense for the 2006 reflects management’s estimate of forfeitures. However, in the Company’s pro forma information for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

For the year ended December 31, 2006, total stock-based compensation expense recognized in accordance with SFAS No. 123R was $3,082,000 and comprised $2,387,000, $184,000 and $511,000 for employee and director stock options, employee stock purchases and restricted stock awards, respectively. Since the Company previously recognized the compensation expense related to restricted stock awards at their fair value on the applicable grant date in accordance with APB No. 25 and no future forfeitures of restricted stock awards are currently anticipated, the Company’s net loss for the year ended December 31, 2006 is $2,571,000, or $(0.08) per share, greater than if the Company had continued to account for share-based compensation under APB No. 25. As of January 1, 2006, the beginning balance of deferred compensation of $437,000 related to restricted stock grants was reclassified to additional paid-in capital as required by SFAS No. 123R. See Note 13 for additional information.

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

(p) Comprehensive Income (Loss)

The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for the reporting and presentation of comprehensive income and its components in financial statements. The Company’s comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized gains on available for sale securities. The Company’s comprehensive loss is presented within the accompanying consolidated statements of stockholders’ equity (deficit). For the years ended December 31, 2006, 2005 and 2004, the Company had foreign currency translation adjustments of $2,000, $0 and $0, respectively, relating to its subsidiary in the United Kingdom. Unrealized gains (losses) on available for sale securities were $(135,000), $83,000 and $52,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net loss	$(45,948)	$(38,258)	$(28,518)
Accretion of redeemable convertible preferred stock	—	—	(395)
Deemed dividend to warrant holders	—	—	(173)

Net loss applicable to common stockholders	(45,948)	(38,258)	(29,086)

Denominator:
Weighted-average common shares outstanding	31,104,053	24,997,747	9,402,776
Weighted-average unvested restricted common shares subject to forfeiture	(147,164)	(84,660)	(41,623)

Shares used in calculating net loss applicable to common stockholders per share	30,956,889	24,913,087	9,361,153

Basic and diluted net loss per common share	$(1.48)	$(1.54)	$(3.11)

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

	December 31,
	2006	2005	2004
Common stock options	3,548,903	2,101,498	1,858,700
Warrants	2,903,257	3,793,363	1,732,676
Restricted common stock	232,544	81,451	88,055

	6,684,704	5,976,312	3,679,431

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

(s) Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are charged to expense as incurred. Advertising expenses for the years ended December 31, 2006, 2005 and 2004 were $600,000, $461,000 and $368,000, respectively.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(t) New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and the reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It establishes, unless impractical, retrospective application as the required method for reporting a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 became effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005 and did not have any material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which becomes effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company expects that this interpretation will not have, upon adoption, any material impact on its results of operation or financial position.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This bulletin requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover, and the iron curtain, approach. The rollover approach quantifies misstatements based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at end off the current year, irrespective of the misstatement’s year of origin. Adjustment of financial statements would be required if either approach resulted in a misstatement quantification that is material. The correction of financial statements for immaterial amounts would not require previously filed reports to be amended. SAB No. 108 applies to fiscal years ending after November 15, 2006 and did not have any material effect on the Company’s consolidated financial statements.

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

In February 2007, The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which becomes effective for fiscal years beginning after November 15, 2007. SFAS No. 159 will provide companies the option to measure at fair value many financial instruments and certain other assets and liabilities on an instrument-by-instrument basis. The Company is currently evaluating the effects, if any, SFAS No. 159 could have on the Company’s consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2006 and 2005 demand accounts, money market accounts and U.S. Treasury and agency obligations comprised all of the Company’s cash and cash equivalents.

Short-term investments consist of corporate auction-rate securities and floating rate corporate notes with original maturities which have maturities ranging up to 35 years. These securities have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held have extended maturities, the Company classifies these securities as current as they are available for sale under SFAS No. 115.

The following summarizes cash, cash equivalents and short-term investments (in thousands):

	December 31,
	2006	2005
Cash and Cash Equivalents
Demand deposits	$1,165	$2,151
Money market accounts	3,169	3,234
Commercial paper	16,660	—
Obligations of U.S. Government	14,317	25,995
Corporate floating rate notes	9,524	—

	$44,835	$31,380

Short-Term Investments
Auction-rate securities	$2,900	$25,350
Corporate floating rate notes	7,009	—

	$9,909	$25,350

(4) Inventories

Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$1,519	$1,258
Work-in-process	194	1,422
Finished goods	1,094	1,491
Inventory subject to return	—	216

	$2,807	$4,387

Testim is manufactured for the Company by DPT Laboratories, Ltd., or DPT, under a contract that expires on December 31, 2010.

Inventory subject to return at December 31, 2005 represents the amount of Testim shipped to wholesalers and chain drug stores that had not been recognized as revenue (see Note 2e).

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the FDA approval of Testim in the fourth quarter of 2002, the Company purchased approximately $900,000 of a key raw material for which it would have had no future alternative future use if Testim was not approved. The Company charged these raw materials directly to research and development expenses in 2002. By December 31, 2004, all this raw material had been utilized.

(5) Property and Equipment

Property and equipment consists of the following:

	Estimated useful life	December 31,
		2006	2005
Office furniture, computer equipment and software	3 to 5 years	$2,532	$1,850
Manufacturing equipment	3 to 10 years	2,505	1,943
Laboratory equipment	7 years	260	260
Leasehold improvements	lease term	1,208	1,001

		6,505	5,054
Less accumulated depreciation and amortization		(2,475)	(1,572)

		4,030	3,482
Construction-in-progress—laboratory and manufacturing equipment		702	208

		$4,732	$3,690

Depreciation expense was $975,000, $883,000 and $655,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(6) Supply Agreement

During 2002, the Company entered into a supply agreement, which was amended most recently in September 2005, with DPT for the production of Testim over the first three market years. In connection with the agreement, the Company agreed to make non-refundable payments totaling approximately $2.1 million in order to modify the manufacturer’s facility specifically for Testim manufacturing. Approximately $1.9 million of the modification was incurred prior to Testim FDA approval and was charged to research and development expense in 2002, as there was no alternative future use for the supply agreement prior to FDA approval. The remaining amount of approximately $220,000 was recorded as a supply agreement deferred cost (included in other assets) and is being amortized over the remaining life of the supply agreement. The Company purchased approximately $1.1 million of packaging equipment that is used by DPT in Testim production. The Company owns the equipment. The packaging equipment was placed in service at the end of 2003 and is being amortized over the estimated life of the equipment. Although the Company is not required to purchase any minimum amount of Testim from DPT, it is required to pay a minimum annual manufacturing fee of $190,000.

(7) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Payroll and related expenses	$4,971	$3,672
Royalty expenses	2,228	2,846
Research and development expenses	3,646	2,018
Sales and marketing expenses	1,392	777
Testim rebates, discounts and returns accrual	5,743	2,214
Other expenses	1,542	1,314

	$19,522	$12,841

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Notes Payable

Notes payable consists of the following (in thousands):

	December 31,
	2006	2005
Equipment promissory notes	$66	$327
Less unamortized discount	—	(2)
Less current portion of notes payable	(61)	(260)

Notes payable, long-term portion	$5	$65

In May 2003, the Company entered into a line of credit with a commercial bank pursuant to which the Company had the ability to borrow up to $9,750,000 under a revolving promissory note maturing on May 1, 2004. Interest incurred under the line during 2004 was $117,000. In order to obtain the line, the Company issued warrants to purchase 399,994 shares of the Company’s common stock to certain of its preferred stockholders in consideration for their guarantee of the borrowings under the line. The Company estimated the fair value of the warrants based on the Black-Scholes option-pricing model to be $1,000,000. The value of the warrants, plus transaction costs of $187,000, was capitalized as debt issuance costs and was amortized into interest expense over the life of the line on a straight-line basis.

In connection with the Company’s Series D preferred stock transaction in October 2003 (see Note 11c), the guarantee of the bank line was terminated, the warrants issued for the guarantee were cancelled and the bank accepted a $9,500,000 certificate of deposit from the Company to secure the borrowings under the line of credit until new terms could be negotiated. In March 2004, the Company fully repaid the $9,500,000 existing bank line of credit by using the proceeds from the certificate of deposit. In the first quarter of 2004, the unamortized debt issuance costs of approximately $140,000 were charged to interest expense.

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

During 2002, the Company entered into an equipment debt agreement with a financing institution. In June 2003, the Company borrowed $1,091,000 under this facility to fund the acquisition of manufacturing equipment and other fixed assets. The borrowings are secured by the underlying financed assets. The facility bore interest at 9.5% and is repayable in 36 equal monthly payments. Interest incurred under the facility during 2004 was $73,000. In addition, in connection with entering into the facility, the lender received a warrant to purchase 5,817 shares of the Company’s common stock at $7.50 per share exercisable for 5 years. The Company estimated the fair value of the warrants based on the Black-Scholes option-pricing model to be $8,000. The Company recorded the fair value of these warrants as a debt discount in 2003 and is amortizing it as additional interest expense over the term of the agreement. This borrowing was repaid in 2006.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2004, the Company entered into a debt agreement with a financing institution to finance $421,000 of insurance premiums. The facility bore interest at 5.45% and was repaid entirely in 2004. Interest paid under this facility in 2004 was $11,000.

The total amount of cash paid for interest in 2006, 2005 and 2004 was $15,000, $51,000 and $254,000, respectively.

(9) Commitments and Contingencies

(a) Leases

The Company leases its main office space and a manufacturing facility under a noncancellable operating leases that expire in 2012 and 2017, respectively. The Company also leases satellite office space, office equipment and automobiles. Rent expense was $1,606,000, $782,000 and $457,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

On December 31, 2004, the Company entered into a 90-month lease agreement to move its headquarters facility to Malvern, Pennsylvania. The Company moved into the new office space in June 2005. The Company paid a $400,000 security deposit under this new lease in January 2005, which is included in other assets as of December 31, 2006 and 2005. The Company received an allowance to improve the new facility of approximately $781,000. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life of the improvements or the life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The new lease includes a period of free rent and escalating minimum rent payments. The Company records rent expense for the minimum lease payments on a straight-line basis.

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

On September 1, 2006, the Company entered into a lease agreement for an existing biological manufacturing facility that has an initial term ending January 1, 2017 and that may be extended for two consecutive five-year periods. The Company maintains a bank letter of credit in the amount of $1,900,000 as a security deposit which is collateralized by a bank deposit of equal amount. This $1,900,000 bank deposit is included in other long-term assets at December 31, 2006. The lease provides free rent for the first three months and, thereafter, for escalating minimum rent payments. The Company records rent expense for the minimum lease payments on a straight-line basis. In addition, the lease provides an allowance for tenant improvements of up to $3,750,000 which would be amortized, including an interest factor, over the initial term of the lease. As of December 31, 2006, the Company had not requested any allowances for tenant improvements.

Future minimum lease payments under noncancellable operating leases for manufacturing facilities, office space, equipment and automobiles as of December 31, 2006 are as follows (in thousands):

January 1, 2007 to December 31, 2007	$3,526,000
January 1, 2008 to December 31, 2008	$3,719,000
January 1, 2009 to December 31, 2009	$2,917,000
January 1, 2010 to December 31, 2010	$2,937,000
January 1, 2011 to December 31, 2011	$3,031,000
January 1, 2012 and thereafter	$13,584,000

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Research, Development and License Agreements

The Company has entered into various licensing agreements. Through December 31, 2006, the Company has made aggregate milestone payments under all agreements of $9,625,000. The Company could make an additional $27,725,000 of contingent milestone payments under all agreements if all underlying events occur over the life of the agreements.

Bentley Pharmaceuticals, Inc.

In May 2000, the Company entered into a license agreement with Bentley Pharmaceuticals, Inc., or Bentley, for its patented transdermal gel technology. Under the agreement, as amended, the Company was granted an exclusive, worldwide, royalty-bearing license to make and sell products incorporating Bentley’s formulation technology that contain testosterone. The Company produces Testim under this agreement. The term of this agreement is determined on a country-by-country basis and extends until the later of patent right termination in a country or 10 years after the first sale of product in that country. In May 2001, the Company entered into a license agreement with Bentley granting similar rights for a product containing another hormone, the term of which is perpetual. In May 2001, the Company also entered into a separate license granting similar rights for a product containing a therapeutic drug.

In addition to its royalty obligations, the Company is obligated to pay certain upfront payments and milestones under the license agreements with Bentley. Through December 31, 2006, the Company has made aggregate upfront and milestone payments under the three license agreements with Bentley of $625,000. If all events under the Bentley license agreements occur, the Company would be obligated to pay a maximum of an additional $1,025,000 in milestone payments.

BioSpecifics Technologies Corp.

In June 2004, the Company entered into a development and license agreement with BioSpecifics Technologies Corp., or BioSpecifics, and amended such agreement in May 2005 (the BioSpecifics Agreement). Under the BioSpecifics Agreement, as amended, the Company was granted exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ enzyme AA4500. The Company’s licensed rights concern the development of products, other than dermal formulations labeled for topical administration. Currently, the Company is developing AA4500 for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome. The Company may expand the BioSpecifics Agreement, at its option, to cover other indications as they are developed by the Company or BioSpecifics.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

behalf of BioSpecifics, provided that, in the event BioSpecifics exercises the supply option, no payment will be due for so long as BioSpecifics fails to supply the commercial supply of the product in accordance with the terms of the BioSpecifics Agreement.

Finally, the Company is obligated to make contingent milestone payments upon contract initiation, receipt of technical data, the one-year anniversary of the BioSpecifics Agreement, filing of regulatory applications and receipt of regulatory approval. Through December 31, 2004, the Company paid up-front and milestone payments under the BioSpecifics Agreement of $5,000,000. The Company recorded two payments of $2,500,000 each as an in-process research and development expense in each of the second and third quarters of 2004 because AA4500 is in the early stages of phase II clinical trials and there is no alternative future use for AA4500 prior to FDA approval. In March 2005, the Company accrued the one-year contract anniversary payment of $3,000,000 which was paid in June 2005. The Company recorded this accrual as an additional in-process research and development expense in the first quarter of 2005 because AA4500 is in the early stages of phase II clinical trials and there is no alternative future use for AA4500 prior to FDA approval. In December 2005, the Company paid and expensed the option exercise fee of $500,000 for the Frozen Shoulder syndrome indication. The Company could make up to an additional $5,500,000 of contingent milestone payments under the Bio Specifics Agreement if all existing conditions are met. Additional milestone obligations may be due if the Company exercises an option to develop and license AA4500 for additional medical indications.

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

The Company entered into a research and development agreement with PharmaForm on a fee for service basis. The Company will be the sole owner of any intellectual property rights developed in connection with this agreement. The Company incurred $3.1 million and $2.3 million under the research and development agreement in 2006 and 2005, respectively.

(c) Manufacturing Agreement

In July 2005, the Company entered into an agreement with Cobra for the process development, scale up and manufacture of AA4500 for phase II/III clinical trials (the Manufacturing Agreement). Through an agreement dated July 14, 2006 (the Amended Manufacturing Agreement), the Company terminated the Manufacturing Agreement and agreed that Cobra will manufacture the AA4500 batches needed for clinical trials and for the biological license application (BLA) to be filed under the U.S. Federal Food, Drug and Cosmetic Act and related applicable regulations and will provide related services upon our request. In November 2006, the Company

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entered into a letter agreement with Cobra (the “Amendment”) that further amended the Amended Manufacturing Agreement. Under the Amendment, the Company paid $1.1 million to Cobra and Cobra agreed to complete only one BLA batch of the active ingredient for AA4500 and perform certain other services as may be agreed to by the parties. Including the $1.1 million incurred under the Amendment, the Company incurred $10.7 million and $2.1 million of costs in 2006 and 2005, respectively, under the Manufacturing Agreement, Amended Manufacturing Agreement and Amendment,

(d) Co-promotion Agreement

In April 2005, the Company entered into a co-promotion agreement (the Oscient Agreement) with Oscient. The Oscient Agreement provided that Oscient would have the exclusive right to co-promote Testim to primary care physicians in the U.S. using its 300-person sales force, while the Company would continue to promote Testim using its specialty sales force that calls on urologists, endocrinologists and select primary care physicians. Oscient compensation for its services was based on a specified percentage of gross profit from Testim sales attributable to primary care physicians in the U.S. (the “Oscient co-promotion fees”). In, addition, Oscient and the Company agreed to utilize a joint marketing and promotion plan and to share equally in such expenses. The initial term of the Oscient Agreement extended to April 30, 2007. On September 1, 2006, the Company entered into a letter agreement with Oscient which sets forth the terms and conditions upon which Oscient and Auxilium mutually agreed to terminate the Oscient Agreement prior to the expiration of its initial term. Pursuant to the Termination Agreement, the Company paid Oscient the sum of $1,800,000 for the early termination and the Oscient Agreement terminated at the close of business on August 31, 2006, with certain specified provisions surviving termination, and Oscient ceased all promotion activities related to Testim at that time. Oscient co-promotion fees incurred in 2006 and 2005 were $4,508,000 and $3,536,000, respectively.

For the period in 2005 and 2006 during which the Oscient Agreement was in effect, the Company invoiced and recorded in its financial statements all sales of Testim, including those sales to primary care physicians that exceed the specified threshold in the Oscient Agreement, as well as the gross profit earned on all sales. The Company also recorded its share of promotional expenses incurred and the Oscient co-promotion fees as “selling, general & administration” operating expenses in its consolidated statement of operations.

(e) Employment Agreements

As of December 31, 2006, the Company has outstanding employment agreements with five of its executive officers. These agreements provide for annual compensation reviews to be performed by either the board of directors or the compensation committee. These agreements also provide that the executives may participate in all incentive compensation and benefit plans provided to all employees. If the Company terminates the employment of any of these executives without cause, as defined in the agreements, or due to a disability, the Company is obligated to pay severance equal to nine or 12 months of the executive’s base salary, plus 12 months of bonus in the case of the Chief Executive Officer and President, and continue to pay medical, dental and prescription drug benefits for the same period. In the event of a change in control and the termination of the executive without cause or if the executive resigns for good reason, as defined in the agreements, the Company is obligated to pay lump sum payments ranging from 0.75 to 1.50 times the executive’s annual base salary, plus 0.75 or 1.50 times the executive’s average annual bonus, plus continued medical, dental and prescription drug benefits for the applicable severance period as well as the immediate vesting of all outstanding options and stock awards. If payments become due as a result of a change of control and the excise tax imposed by Internal Revenue Code Section 4999 applies, the terms of the employment agreements require the Company to pay the executives the amount of this excise tax plus the amount of income and other taxes due as a result of the payment of the amount of the excise tax.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Income Taxes

At December 31, 2006, the Company had Federal net operating loss carryforwards of approximately $146.4 million, which will expire in 2019 through 2026, if not utilized. In addition, the Company had state net operating loss carryforwards of approximately $122.0 million, of which $62.9 million relate to Pennsylvania, which expires in 2010 through 2026 if not utilized. Future utilization of Pennsylvania net operating loss carryforwards are limited to the greater of 12.5% of Pennsylvania taxable income or $3.0 million per year. At December 31, 2006, the Company had Federal research and development credits of approximately $3.0 million that will expire in 2020 through 2026, if not utilized.

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company may not be able to take full advantage of these carryforwards for Federal income tax purposes.

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Net operating losses	$56,596	$44,041
Research and development credit	2,977	1,668
Depreciation and amortization	3,033	809
Accruals and reserves	4,342	822
Deferred profit	4,096	4,964
Other temporary differences	1,074	417

Gross deferred tax assets	72,118	52,721
Deferred tax assets valuation allowance	(72,118)	(52,721)

	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2006 and 2005. The valuation allowance in 2006 increased by $19,397,000 over 2005 related primarily to additional net operating losses incurred by the Company.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2003, 423,796 shares of common stock were issued in conjunction with the Series D preferred stock transaction (see Note 11c). Also, 12,175 shares of common stock were issued upon the exercise of common stock options and an additional 1,175 shares were granted to a consultant.

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

The $5.84 warrants have a five-year life and are fully vested and exercisable. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own stock,” (“EITF 00-19”) the warrants were recorded as a long-term liability and valued at fair value on the date of issuance. The fair value of the warrants on the date of issuance was $6,161,000 and was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%; estimated volatility of 80%; risk free interest rate of 3.76% and a contractual life of five years.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 14, 2006, the Company completed a registered direct offering in which the Company issued 5,500,000 shares of common stock at a price of $8.50 per share resulting in gross proceeds to the Company of approximately $46,750,000. In connection with the registered direct offering, the Company paid $2,805,000 in placement agent fees and incurred approximately $645,000 in other transaction costs, resulting in net proceeds to the Company of $43,300,000.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the issuances of redeemable convertible preferred stock and warrants through December 31, 2004 (in thousands, except share and per share amounts):

					Allocated Proceeds
			Shares	Warrants	Preferred
Month	Series	Price	issued	issued	stock	Warrants	Total
July 2000	A	$1.14	4,385,964	877,192	$4,426	$574	$5,000
May 2001	A	1.14	4,385,964	—	5,000	—	5,000
Oct. 2001	B	1.25	22,404,888	1,344,288	26,992	1,014	28,006
June 2002	C	1.50	10,283,336	616,997	14,819	606	15,425
Oct. 2003	D	1.50	28,752,365	8,634,339	40,969	2,160	43,129
July 2004	B	1.25	80,000	—	100	—	100

In each of the above transactions, the Company allocated the proceeds to the preferred stock and warrants based on the estimated relative fair values of each instrument. The Company used the Black-Scholes option-

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pricing model to determine the fair value of the warrants issued in each of these transactions. Also, the warrants issued with the Series A, Series B and Series C transactions were each issued at or above the preferred stock issuance price and were all cancelled in conjunction with the Series D transaction. The Series D warrants were converted into common stock warrants in conjunction with the IPO. The Company evaluated the Series A, B, C and D preferred stock transactions together with the bridge financings discussed below and determined that none of these transactions had a beneficial conversion feature as identified in EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(12) Warrants

As of December 31, 2006, the Company had the following common stock warrants outstanding:

Reference	Expiration date	Number of warrants	Exercise price
—	May 2007	5,817	$7.50
Note 11c	Oct. 2010	1,219,306	5.625
Note 11a	June 2010	1,678,134	5.840

		2,903,257

(13) Employee Stock Benefit Plans

(a) Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. Employees may contribute up to 10% of their compensation to the 2006 Employee Stock Purchase Plan. The purchase price is 85% of the fair value per share of common stock on the date the purchase period begins or the date on which the purchase period ends, whichever is lower. The plan restricts the maximum number of shares that an employee may purchase to 15,000 shares during each semi-annual purchase period and to $25,000 worth of common stock during each year. There is a maximum of 300,000 shares issuable under the 2006 Employee Stock Purchase Plan, all of which were available for future issuance as of December 31, 2006

The 2004 Employee Stock Purchase Plan, which was terminated in 2006, permitted employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. Employees were enrolled in a two-year option period and purchased stock in half-year intervals at 85% of the lower of the fair market value of common stock on the date of purchase or the beginning of the two-year option period. In November

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, employees purchased an aggregate of 14,268 shares of common stock at a price of $6.375 per share. In May 2005, employees purchased an aggregate amount of 66,530 shares of common stock at a price of $4.063 per share. In November 2005, employees purchased an aggregate of 58,597 shares of common stock at a price of $3.9525 per share. In June 2006, employees purchase an aggregate amount of 60,544 shares at a price of $3.95.

(b) Stock Options and Stock Awards

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and service providers. In June 2006, the stockholders authorized the increase of shares authorized for issuance under the 2004 Plan to 6,000,000 shares. The Compensation Committee of the Board of Directors (the Compensation Committee) administers the 2004 Plan. The Compensation Committee determines who will receive stock options or awards. On October 27, 2006, the Compensation Committee delegated to each of the Company’s Chief Executive Officer and Chief Financial Officer the authority to grant stock options to newly hired employees below the Vice President level within specified parameters. To date, the Company has granted only nonqualified stock options and restricted stock awards under the 2004 Plan. Generally, stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, have a ten-year contractual term and vest no later than four years from the date of grant, with immediate vesting upon a change of control of the Company. The Company issues new shares of common stock upon exercise of stock options. At December 31, 2006, there were 1,634,902 shares available for future grants under the 2004 Plan.

(c) General Stock Option Information

The following tables summarize stock option activity for the three years ended December 31, 2006:

	Years Ended December 31,
	2006	2005	2004
Options outstanding:
Outstanding at beginning of period	2,101,498	1,858,700	977,420
Granted	1,864,323	1,070,592	1,085,010
Exercised	(185,970)	(210,687)	(53,112)
Cancelled	(230,948)	(617,107)	(150,618)

Outstanding at end of period	3,548,903	2,101,498	1,858,700

Exercisable at end of period	1,293,361	1,186,909	728,206

Weighted average exercise prices:
Outstanding at beginning of period	$5.92	$6.55	$3.77
Granted	8.94	5.01	9.04
Exercised	5.30	3.52	4.39
Cancelled	7.98	6.93	6.78
Outstanding at end of period	7.40	5.92	6.55
Exercisable at end of period	6.26	6.56	3.64

Of the 230,948 options cancelled during 2006, 195,025 represented unvested options forfeited with an average exercise price of $7.70 and 35,923 represented vested options cancelled with a weighted average exercise price of $9.50. The aggregate intrinsic value of options outstanding and of exercisable options as of December 31, 2006 was $25,869,000 and $10,905,000, respectively. These aggregate intrinsic values represent the total pretax intrinsic value, based on the Company’s stock closing price of $14.69 as of December 31, 2006, that would have been received by the option holders had all option holders exercised their options as of that date.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of the options issued in 2006, 2005 and 2004 was $5.84, $3.40 and $5.02, respectively. The total fair value of options vested in 2006, 2005 and 2004 was $1,143,000, $3,144,000 and $283,000, respectively. The total intrinsic value of options exercised in 2006, 2005 and 2004 was $901,000, $355,000 and $182,000, respectively. As of December 31, 2006, the weighted average remaining contractual life of outstanding options and of exercisable options was 7.73 and 5.12 years, respectively.

The total number of in-the-money options exercisable as of December 31, 2006 was 1,293,361.

(d) Restricted Stock Information

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the three years ended December 31, 2006:

	Years Ended December 31,
	2006	2005	2004
Nonvested shares:
At beginning of period	81,451	88,055	—
Granted	200,000	25,000	93,437
Vested	(48,794)	(20,488)	—
Forfeited	(113)	(11,116)	(5,382)

At end of period	232,544	81,451	88,055

Weighted average grant date fair value:
At beginning of period	$6.67	$7.50	$—
Granted	7.81	4.78	7.50
Vested	7.50	7.50	—
Forfeited	7.50	7.50	7.50
At end of period	7.47	6.67	7.50

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined based on the Company’s history to date and management’s estimate of dividends over the option life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant.

	Year Ended December 31,
	2006	2005	2004
Weighted average assumptions:
Expected life of options (in years)	6.25	5.50	6.80
Risk-free interest rate	4.90%	4.02%	3.91%
Expected volatility	66.47%	80.00%	59.49%
Expected dividend yield	0.00%	0.00%	0.00%

The Company utilized an expected volatility rate of 80% to value all option grants in 2004 after the IPO. The weighted average disclosed in the table above assumes a volatility of zero for all option grants prior to the IPO. Pre-vesting forfeitures are estimated in the determination of total stock-based compensation cost based on Company experience. The estimate on pre-vesting forfeitures will be adjusted in future periods to the extent actual pre-vesting forfeitures differ, or are expected to differ, from such estimates. As of December 31, 2006, there was approximately $11,618,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 3.27 years. Future grants will add to this total, whereas future amortization and the vesting of existing grants will reduce this total.

(f) Pro Forma Disclosures

The pro forma information presented in the following table assumes that compensation cost for employee and director service option grants and purchase rights under the Company’s 2004 Employee Stock Purchase Plan had been determined based on the fair value at the grant dates for those options, consistent with SFAS No. 123. On this basis, the net loss and net loss per common share for the years ended December 31, 2005 and 2004 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(38,258)	$(29,086)
Add: total stock based employee compensation expense recognized under the intrinsic value based method	272	152
Deduct: total stock based employee compensation expense determined under fair value based method	(3,685)	(1,191)

Pro forma net loss applicable to common stockholders	$(41,671)	$(30,125)

Net loss per common share:
Basic and diluted, as reported	$(1.54)	$(3.11)

Basic and diluted, pro forma	$(1.67)	$(3.22)

The above pro forma disclosures are not representative of the effects of stock-based compensation for years subsequent to 2005. In September 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of the unvested portion of “out-of-the-money” stock options then held by employees, including executive officers. All other terms and conditions of these “out-of-the-money” options remained unchanged. As a result of this acceleration, approximately $1.9 million of compensation cost applicable to these “out-of-the-money” stock options is reflected in the above pro forma table. In addition, as discussed

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

above, the determination of the value of all options granted before the Company became a publicly traded entity does not include an expected volatility factor

(14) Testim Marketing and Distribution Agreements

In December 2003, the Company entered into an exclusive marketing and distribution agreement with Bayer, Inc. (“Bayer”) in Canada. The Company filed for regulatory approval of Testim in Canada in March 2004. Under the agreement, Bayer agreed to purchase product and pay certain royalty and milestone payments. Milestones payments were due upon contract signing, filing for regulatory approval in Canada, the first sale of Testim in Canada and upon achieving specified sales levels. The term of the agreement was for the life of the patent covering Testim in Canada. This agreement was mutually terminated in December 2006. Also in December 2006, the Company entered a new agreement with Paladin for the Canadian marketing and distribution rights for Testim

In March 2004, the Company signed a sublicense agreement with Ipsen Farmaceutica, B.V. (“Ipsen”) to use and sell Testim on a worldwide basis outside of the U.S., Canada, Mexico and Japan. Ipsen has launched Testim in Belgium, Denmark, Finland, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden, and the U.K. Ipsen is obligated to purchase product from the Company and to pay royalty and certain milestone payments. The milestone payments are due upon contract signing, regulatory approval, product launch in various countries and supply price reductions. The license is exclusive and royalty-bearing for the longer of ten years from market launch or the expiration of patent protection in any particular country.

Through December 31, 2006, the Company collected $12,200,000 of license payments under the Ipsen and Paladin agreements. Of this amount, $10,700,000 relates to non-refundable milestones from Ipsen. The remaining $1,500,000 consists of a $1,000,000 refundable milestone from Ipsen and $500,000 milestones from Paladin that cannot be recognized at this time. During the years ended December 31, 2006 and 2005, the Company recorded revenue of $685,000 and $535,000, respectively, for up-front and milestone amounts received from Ipsen. At December 31, 2006, $686,000 was classified as current deferred revenue and $10,294,000 was classified as long-term deferred revenue. (See Note 2e).

(15) Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering substantially all U.S. employees. The board of directors determines contributions made by the Company annually. The Company made matching contributions of $170, 000, $136,000, and $93,000 in 2006, 2005, and 2004, respectively.

In 2001, the Company adopted a defined contribution plan covering substantially all United Kingdom employees. The Company made contributions of $80, 000, $70,000, and $65,000 in 2006, 2005, and 2004, respectively.

(16) Related-Party Transactions

Lathian Systems Inc., or Lathian, received payments from the Company for marketing services of $377,000 and $90,000 in 2006 and 2005, respectively. A member of our board of directors is a Managing Director of the entity that has entered into sub-advisory agreements with two investment funds which have investments in Lathian. One of the Company’s Directors is a Managing Director of New Leaf.

The Company used Prosit, LLC, or Prosit, for printing and copying services. The brother of the Company’s former chief executive officer holds a majority ownership interest in Prosit. Prosit received payments from the Company for printing and reproduction services provided of $415,000 and $1,099,000 in 2005 and 2004 respectively. HH Capital Partners, an investment partnership controlled by the Company’s former chief executive

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

officer and its former general counsel, converted its majority equity interest in Prosit into a $240,000 loan in 2001. This loan bears interest at 4% and is repayable in four annual payments of $60,000 beginning on June 30, 2003. As of December 31, 2004, Prosit owed HH Capital Partners $180,000 under this loan. In addition, Prosit leases printing and copying equipment from HH Capital Partners. The 48-month lease commenced on January 1, 2001 and requires monthly payments of approximately $1,100. On April 14, 2005, HH Capital Partners forgave Prosit the payment of any outstanding loan, lease and interest payments.

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

Two siblings of the Company’s former chief executive officer are employed by the Company. As of December 31, 2006, these individuals held the positions of Vice President of Regulatory and Quality Assurance and Director of Production Operations. In addition, the sister-in-law of the former chief executive officer previously held the position of Director of Human Resources through June 2006. In the aggregate, these individuals earned, including bonuses and severance pay, $427,000, $394,000 and $355,000 in 2006, 2005 and 2004, respectively.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) Unaudited Quarterly Financial Information (in thousands, except share and per share amounts):

	2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$14,893	$16,471	$17,640	$19,486
Cost of goods sold	3,850	4,386	4,484	4,971
Research and development expenses*	8,368	8,859	8,450	12,223
Selling, general and administrative expenses*	12,906	15,473	17,120	15,777
Loss from operations	(10,231)	(12,247)	(12,414)	(13,486)
Net loss	(9,673)	(11,746)	(11,770)	(12,758)
Basic and diluted net loss per common share (1)	(0.33)	(0.40)	(0.39)	(0.36)
Weighted average basic and diluted common shares outstanding	29,187,794	29,244,903	30,081,510	35,234,484
*includes the following amounts of stock-based compensation expense:
Research and development	$52	$71	$109	$165
Selling, general and administrative	337	558	874	916

Total	$389	$629	$983	$1,081

	2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$8,797	$9,839	$11,230	$12,938
Cost of goods sold	2,828	3,149	3,279	3,863
Research and development expenses*	9,077	4,250	4,524	6,450
Selling, general and administrative expenses*	8,664	11,049	10,714	13,508
Loss from operations	(11,772)	(8,609)	(7,287)	(10,883)
Net loss	(11,552)	(8,589)	(7,068)	(11,049)
Basic and diluted net loss per common share (1)	(0.56)	(0.41)	(0.24)	(0.38)
Weighted average basic and diluted common shares outstanding	20,565,499	20,751,489	29,066,266	29,129,000
*includes the following amounts of compensation expense:
Research and development	$—	$—	$—	$—
Selling, general and administrative	41	140	51	40

Total	$41	$140	$51	$40

(1)	The sum of the quarterly loss per share amounts may differ from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their respective evaluations as of the end of the period covered by this Report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective for recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, the information required to be disclosed in the reports we file under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors of our company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers, LLP, an independent accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders.

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. Our Code of Conduct contains provisions that satisfy the standards for a “code of ethics” set forth in Item 406 of Regulation S-K of the rules and regulations of the Securities and Exchange Commission. Our Code of Conduct also contains a special Code of Ethics that is applicable to our Chief Executive Officer and our senior financial officers. Our Code of Conduct is available under the heading “Investor Relations — Corporate Governance” on our Internet Web site, the address of which is www.auxilium.com. The information contained on our Internet Web site is not incorporated by reference into this Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

To the extent that we amend any provision of our Code of Conduct or grant a waiver from any provision of our Code of Conduct that is applicable to any of our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we intend to satisfy our disclosure obligations under applicable SEC rules by posting such information on our Internet Web site under the heading “Investor Relations — Corporate Governance.”

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in our definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements on page 68.

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

AUXILIUM PHARMACEUTICALS, INC.

Date: March 13, 2007	By:	/s/ Armando Anido
Armando Anido Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Armando Anido and James E. Fickenscher as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Report filed herewith and any or all amendments to said Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armando Anido Armando Anido	Chief Executive Officer and President (Principal Executive Officer) and Director	March 13, 2007

/s/ James E. Fickenscher James E. Fickenscher	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2007

/s/ Rolf A. Classon Rolf A. Classon	Chairman	March 13, 2007

/s/ Al Altomari Al Altomari	Director	March 13, 2007

/s/ Edwin A. Bescherer, Jr. Edwin A. Bescherer, Jr.	Director	March 13, 2007

/s/ Philippe O. Chambon Philippe O. Chambon	Director	March 13, 2007

/s/ Winston J. Churchill Winston J. Churchill	Director	March 13, 2007

/s/ Oliver S. Fetzer Oliver S. Fetzer	Director	March 13, 2007

/s/ Dennis J. Purcell Dennis J. Purcell	Director	March 13, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 000-50855, and incorporated by reference herein).

4	Third Amended and Restated Investors Rights Agreement, dated October 31, 2003, by and among the Registrant and parties listed therein (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.1*	License Agreement, dated May 31, 2000, as amended, between Bentley Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.2*	License Agreement, dated May 31, 2001, as amended, between Bentley Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.3*	License Agreement, dated June 20, 2003, between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.4	Amendment, dated April 19, 2004, to License Agreement between Formulation Technologies, L.L.C. d/b/a PharmaForm and the Registrant, dated June 20, 2003 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.5	Amendment No. 2, dated June 17, 2004, to License Agreement between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant, dated June 20, 2003 (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.6*	Research and Development Agreement, dated June 20, 2003, between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.7*	Amendment, dated February 8, 2005, to Research and Development Agreement between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant, dated June 20, 2003 (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the years ended December 31, 2004 and incorporated by reference herein ).

10.8	Research and Development Agreement, dated February 24, 2005, by and between Cobra Biologics Ltd and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2005, File No. 000-50855, and incorporated by reference herein).

10.9*	License Agreement, dated February 8, 2005, between Formulation Technologies, L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-50855, and incorporated by reference herein).

10.10*	Development and License Agreement, dated June 3, 2004, by and between BioSpecifics Technologies Corp. and the Registrant (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

Exhibit No.	Description
10.11*	Amendment No. 1, dated May 10, 2005, to the Development and License Agreement by and between BioSpecifics Technologies Corp. and the Registrant, dated June 3, 2004 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2005, File No. 000-50855, and incorporated by reference herein).

10.12*	Distribution Agreement, dated December 29, 2003, between Bayer Inc. and the Registrant (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.13*	License and Distribution Agreement, dated March 26, 2004, between Ipsen Farmaceutica B.V. and the Registrant (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.14*	Manufacturing Agreement, dated April 23, 2002, between DPT Laboratories, Ltd. and Registrant (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.15*	First Amendment, dated May 28, 2002 to Manufacturing Agreement between DPT Laboratories, Ltd. and the Registrant, dated April 23, 2002 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.16*	Third Amendment, dated September 14, 2005, to Manufacturing Agreement between DPT Laboratories, Ltd. and the Registrant, dated April 23, 2002 (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on September 20, 2005, File No. 000-50855, and incorporated by reference herein).

10.17*	Process Development and cGMP Manufacture of Phase III CTM Agreement, dated June 28, 2005, by and between Cobra Biomanufacturing Plc and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2005, File No. 000-50855, and incorporated by reference herein).

10.18	Gross Lease, dated February 28, 2000, as amended, between Brandywine Norriton, L.P. and the Registrant (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.19	Agreement of Lease, dated December 31, 2004, between Liberty Property Limited Partnership, as landlord, and the Registrant, as tenant (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005, File No. 000-50855, and incorporated by reference herein).

10.20	Promissory Note, dated June 13, 2003, made by the Registrant in favor of General Electric Capital Corporation (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.21	Master Security Agreement, dated June 16, 2002, between General Electric Capital Corporation and the Registrant (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.22*	Loan and Security Agreement, dated March 11, 2004, between Comerica Bank and the Registrant (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.23*	Commercial Outsourcing Services Agreement, dated November 13, 2002, between Integrated Commercialization Solutions Inc. and the Registrant (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

Exhibit No.	Description
10.24*	Co-Promotion Agreement, dated April 11, 2005, between Oscient Pharmaceuticals Corp. and the Registrant (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2005, File No. 000-50855, and incorporated by reference herein).

10.25	Form of Securities Purchase Agreement, dated June 28, 2005 (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on July 1, 2005, File No. 000-50855, and incorporated by reference herein).

10.26	Form of Amendment to Securities Purchase Agreement, dated December 30, 2005 (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, File No. 000-50855, and incorporated by reference herein).

10.27#	Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.28#	Form of Nonqualified Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.29#	Form of Nonqualified Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.30#	Form of Incentive Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.31#	Form of Incentive Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.32#	Form of Amendment to Stock Option Grant Agreement for the acceleration of vesting of “out-of-the-money” stock options (filed as filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on September 26, 2005, File No. 000-50855, and incorporated by reference herein).

10.33#	Registrant’s 2004 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.34#	Employment Agreement, dated May 18, 2005, between James E. Fickenscher and the Registrant (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005, File No. 000-50855, and incorporated by reference herein).

10.35#	Employment Agreement, dated June 5, 2004, between Geraldine A. Henwood and the Registrant (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.36#	Employment Agreement, dated June 1, 2004, between Robert S. Whitehead and the Registrant (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.37#	Employment Agreement Addendum #1 between Robert S. Whitehead and the Registrant (August 2004) (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-50855, and incorporated by reference herein).

Exhibit No.	Description
10.38#	Separation Agreement and General Release, dated June 2, 2005, between Robert S. Whitehead and the Registrant (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on June 3, 2005, File No. 000-50855, and incorporated by reference herein).

10.39#	Employment Agreement, dated April 19, 2004, between Cornelius H. Lansing II and the Registrant (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.40#	Amended and Restated Employment Agreement, dated May 18, 2005, between Cornelius H. Lansing II and the Registrant (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on May 26, 2005, File No. 000-50855, and incorporated by reference herein).

10.41#	Separation of Employment Agreement and General Release, dated April 13, 2005, between Terri B. Sebree and the Registrant (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-50855, and incorporated by reference herein).

10.42#	Employment Agreement, dated April 19, 2004, between Dr. Jyrki Mattila and the Registrant (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.43#	Employment Agreement, dated March 22, 2005, between Jennifer Evans Stacey and the Registrant (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.44#	Employment Agreement, dated May 10, 2005, between the Registrant and Edward F. Kessig (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2006, File No. 000-50855, and incorporated by reference herein).

10.45#	2006 Base Salaries and Target Cash Bonus Awards; Annual Compensation Earned in 2005 (filed with the Registrant’s Current Report on Form 8-K filed on February 24, 2006, File No. 000-50855, and incorporated by reference herein).

10.46*	Manufacturing and Clinical Supply Agreement, dated February 28, 2006, between the Registrant and Althea Technologies, Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2006, File No. 000-50855, and incorporated by reference herein).

10.47	Indemnification Agreement, dated March 31, 2006, between KPMG LLP and the Registrant (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-50855, and incorporated by reference herein).

10.48	Indemnification Agreement, dated as of April 21, 2006, between the Registrant and KPMG LLP (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on April 27, 2006, file No. 000-50855, and incorporated by reference herein).

10.49	Indemnification Agreement, dated as of May 23, 2006, between the Registrant and KPMG LLP (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on June 6, 2006, File No. 000-50855, and incorporated by reference herein).

10.50	First Amendment to Agreement of Lease, dated as of June 1, 2006, by and between the Registrant and Liberty Property Limited Partnership (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-50855, and incorporated by reference herein).

10.51#	2006 Base Salary Increases and Nonqualified Stock Option Grants to the Registrant’s named executive officers (filed with the Registrant’s Current Report on Form 8-K filed on June 12, 2006, File No. 000-50855, and incorporated by reference herein).

10.52#	Relocation Assistance Letter Agreement, dated June 26, 2006, between the Registrant and Armando Anido (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-50855, and incorporated by reference herein).

Exhibit No.	Description
10.53#	Separation Agreement and General Release, dated June 27, 2006, between the Registrant and Geraldine A. Henwood (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-50855, and incorporated by reference herein).

10.54#	Consultant Agreement, dated June 27, 2006, between the Registrant and Geraldine A. Henwood (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-50855, and incorporated by reference herein).

10.55#	Employment Agreement, dated June 27, 2006, between the Registrant and Armando Anido (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-50855, and incorporated by reference herein).

10.56*	Exhibit No. 11 to the Research and Development Agreement, dated as of July 14, 2006, by and between the Registrant and Cobra Biologics Ltd. (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-50855, and incorporated by reference herein).

10.57	Lease Agreement, dated September 1, 2006, between the Registrant and ARE-PA Region No. 6, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2006, File No. 000-50855, and incorporated by reference herein).

10.58	Letter Agreement, dated September 1, 2006, between the Registrant and Oscient Pharmaceuticals, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 5, 2006, File No. 000-50855, and incorporated by reference herein).

10.59	Placement Agency Agreement, dated September 14, 2006, by and among the Registrant, Thomas Weisel Partners LLC and Roth Capital Partners, LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2006, File No. 000-50855, and incorporated by reference herein).

10.60	Letter Agreement, dated November 22, 2006, by and between the Registrant and Cobra Biologics Ltd. (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on November 29, 2006, File No. 000-50855, and incorporated by reference herein).

10.61	Letter Agreement, dated December 1, 2006, between the Registrant and Bayer Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006, File No. 000-50855, and incorporated by reference herein).

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of KPMG LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC.

#	Indicates management contract or compensatory plan or arrangement.