Form 10-Q
period 2007-03-31
AUXILIUM PHARMACEUTICALS INC
filed 2007-05-07
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 36,225,552.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$35,613	$44,835
Short-term investments	7,900	9,909
Accounts receivable, trade, net	9,846	9,267
Accounts receivable, other	164	507
Inventories	3,112	2,807
Prepaid expenses and other current assets	2,799	2,187

Total current assets	59,434	69,512
Property and equipment, net	5,107	4,732
Other assets	2,495	2,515

Total assets	$67,036	$76,759

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$52	$61
Accounts payable	1,173	2,073
Accrued expenses	18,339	19,522
Deferred revenue, current portion	698	686
Deferred rent, current portion	396	351

Total current liabilities	20,658	22,693

Notes payable, long-term portion	—	5

Deferred revenue, long-term portion	10,107	10,294

Deferred rent, long-term portion	1,504	1,438

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 36,232,068 and 35,677,008 shares at March 31, 2007 and December 31, 2006, respectively	362	357
Additional paid-in capital	229,892	225,577
Accumulated deficit	(195,340)	(183,463)
Treasury stock at cost: 13,377 shares	(113)	(113)
Accumulated other comprehensive income	(34)	(29)

Total stockholders’ equity	34,767	42,329

Total liabilities and stockholders’ equity	$67,036	$76,759

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenues	$18,420	$14,893

Operating expenses:
Cost of goods sold	5,078	3,850
Research and development*	8,711	8,368
Selling, general and administrative*	17,207	12,906

Total operating expenses	30,996	25,124

Loss from operations	(12,576)	(10,231)
Interest income (expense), net	702	559
Other income (expense), net	(3)	(1)

Net loss	$(11,877)	$(9,673)

Basic and diluted net loss per common share	$(0.33)	$(0.33)

Weighted average common shares outstanding	35,778,015	29,187,794

* includes the following amounts of stock-based compensation expense:
Research and development	$222	$52
Selling, general and administrative	959	337

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,877)	$(9,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,181	389
Depreciation and amortization	312	238
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(236)	(1,862)
Inventories	(305)	1,101
Prepaid expenses and other current assets	(614)	425
Accounts payable and accrued expenses	(2,084)	(637)
Deferred revenue	(175)	(2,388)
Deferred rent	102	(48)

Net cash used in operating activities	(13,696)	(12,455)

Cash flows from investing activities:
Redemptions of short-term investments	10,611	26,200
Purchases of short-term investments	(8,602)	(22,900)
Purchases of property and equipment	(655)	(286)

Net cash provided by investing activities	1,354	3,014

Cash flows from financing activities:
Payments on debt financings	(15)	(114)
Employee Stock Purchase Plan purchases	272	240
Proceeds from exercise of common stock options	2,867	—

Net cash provided by financing activities	3,124	126

Effect of exchange rate changes on cash	(4)	(1)

Decrease in cash and cash equivalents	(9,222)	(9,316)
Cash and cash equivalents, beginning of period	44,835	31,380

Cash and cash equivalents, end of period	$35,613	$22,064

See accompanying notes to consolidated financial statements

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2007

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Accumulated other comprehensive loss
	Shares	Amount			Shares	Cost
Balance, January 1, 2007	35,677,008	$357	$225,577	$(183,463)	13,377	$(113)	$(29)
Exercise of common stock options	500,339	5	2,862	—	—	—	—
Employee Stock Purchase Plan purchases	39,721	—	272	—	—	—	—
Issuance of restricted stock	15,000	—	—	—	—	—	—
Stock-based compensation	—	—	1,181	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(5)
Net loss	—	—	—	(11,877)	—	—	—

Balance, March 31, 2007	36,232,068	$362	$229,892	$(195,340)	13,377	$(113)	$(34)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at March 31, 2007 and for the three month period ended March 31, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2006 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2006 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b) Net Loss Per Common Share

Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net loss	$(11,877)	$(9,673)

Denominator:
Weighted-average common shares outstanding	36,012,726	29,269,245
Weighted-average unvested restricted common shares subject to forfeiture	(234,711)	(81,451)

Shares used in calculating net loss per common share	35,778,015	29,187,794

Basic and diluted net loss per common share	$(0.33)	$(0.33)

Diluted net loss per common share is computed giving effect to all potentially dilutive securities, including stock options and warrants. Diluted net loss per common share for all periods presented is the same as basic net loss per common share because the potential common stock is anti-dilutive.

(c) New Accounting Pronouncements

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 had no significant impact on the Company’s consolidated results of operation and financial position.

The Company and its subsidiaries file income tax returns in the United Kingdom, United States and various state and local tax jurisdictions in the United States. The Company has net operating loss and credit carry forwards that will be subject to examination beyond the year in which they are ultimately utilized. The Company believes any future potential adjustments of these carryforwards will be immaterial to its financial statements due to the valuation allowance which fully offset all of its tax assets.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2007, the Company believes that there are no significant uncertain tax positions, and no amounts have been recorded for interest and penalties. The Company does not anticipate any events that would require it to record a liability related to any uncertain income tax position in 2007 as prescribed by FIN 48.

2. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$985	$1,519
Work-in-process	516	194
Finished goods	1,611	1,094

	$3,112	$2,807

The Company has filed with the U.S. Food and Drug Administration (FDA) a request to harmonize its U.S. manufacturing specifications for viscosity of Testim with its specifications for international sales. At March 31, 2007, the ultimate disposition of approximately $350,000 of finished goods inventory is subject to FDA approval of this request to harmonize the viscosity specification.

3. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Payroll and related expenses	$3,988	$4,971
Royalty expenses	2,189	2,228
Research and development expenses	2,735	3,646
Sales and marketing expenses	1,348	1,392
Testim rebates, discounts and returns accrual	5,214	5,743
Other expenses	2,865	1,542

	$18,339	$19,522

4. EMPLOYEE STOCK BENEFIT PLANS

(a) Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. Employees may contribute up to 10% of their compensation to the 2006 Employee Stock Purchase Plan. The purchase price is 85% of the fair value per share of common stock on the date the purchase period begins or the date on which the purchase period ends, whichever is lower. The plan restricts the maximum number of shares that an employee may purchase to 15,000 shares during each semi-annual purchase period and to $25,000 worth of common stock during each year. There is a maximum of 300,000 shares issuable under the 2006 Employee Stock Purchase Plan. In January 2007, employees purchased 39,721 shares of common stock at a price of $6.8595 per share, representing 85% of the closing price of the common stock on July 3, 2006, the first day at the beginning of the purchase period on which the market was open.

(b) Stock Options and Stock Awards

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and service providers. In June 2006, the stockholders authorized the increase of shares authorized for issuance under the 2004 Plan to 6,000,000 shares. The Compensation Committee of the Board of Directors (the Compensation Committee) administers the 2004 Plan and has delegated to each of the Company’s Chief Executive Officer and Chief Financial Officer the authority to grant stock options to newly hired employees below the Vice President level within specified parameters. To date, the Company has granted only nonqualified stock options and restricted stock awards under the 2004 Plan. Stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, and generally have a ten year contractual term and vest no later than four years from the date of grant (with some providing for automatic vesting upon a change of control of the Company). The Company issues new shares of common stock upon exercise of stock options. At March 31, 2007, there were 872,613 shares available for future grants under the 2004 Plan.

(c) General Stock Option Information

During the three months ended March 31, 2007, the Company granted 687,740 standard non-qualified stock options and 85,000 performance-based non-qualified stock options to employees to purchase shares of the Company’s common stock pursuant to the 2004 Plan. The options expire ten years from date of grant and their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted. The standard non-qualified stock options vest ratably over four years at one year intervals from the grant date, assuming continued employment of the grantee. The performance-based options were awarded to certain officers and will accrue, subject to vesting, to the grantee upon Compensation Committee’s determination that the Company resumed the phase III trials for AA4500 for the treatment of Dupuytren’s contracture in the fourth quarter of 2007. Each performance-based option has an exercise price of $13.16 and vests 33-1/3% on the one year anniversary of the Compensation Committee’s determination that the performance metric has been satisfied with the balance vesting in two equal annual instalments thereafter, assuming the continued employment of the grantee (with automatic vesting upon a change of control of the Company).

The following tables summarize stock option activity for the three month period ended March 31, 2007:

	Three Months Ended March 31, 2007
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2006	3,548,903	$7.40
Granted	772,740	13.26
Exercised	(500,339)	5.73
Canceled	(25,401)	8.25

Outstanding at March 31, 2007	3,795,903	$8.81	8.80	$22,291,531

Exercisable at March 31, 2007	918,512	$6.46	7.31	$7,546,311

During the three months ended March 31, 2007, the weighted-average grant-date fair value of options granted was $7.38, the total intrinsic value of options exercised was $4,122,175 and the total fair value of options vested was $493,667.

The aggregate intrinsic values in the preceding table represent the total pretax intrinsic value, based on the Company’s stock closing price of $14.68 as of March 31, 2007, that would have been received by the option holders had all option holders exercised their options as of that date. All 918,512 exercisable options as of March 31, 2007 were in-the-money.

(d) Restricted Stock Information

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the three month period ended March 31, 2007:

Nonvested shares	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2006	232,544	$7.47
Granted	15,000	13.39

Nonvested at March 31, 2007	247,544	$7.83

(e) Valuation and Expense Information under SFAS No. 123R

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table. The expected volatility is based on the blended historical volatility of peer group companies and the historical volatility of the Company. The Company uses the simplified calculation of expected option life, described in Staff Accounting Bulletin No. 107, because the Company’s history is inadequate to determine a reasonable estimate of the option life. The dividend yield is determined based on the Company’s history to date and management’s estimate of dividends over the option life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant.

	Three Months Ended March 31,
	2007	2006
Weighted average assumptions:
Expected life of options (in years)	6.25	6.25
Risk-free interest rate	4.65%	4.55%
Expected volatility	51.76%	67.50%
Expected dividend yield	0.00%	0.00%

Pre-vesting forfeitures are estimated in the determination of total stock-based compensation cost based on Company experience. The estimate on pre-vesting forfeitures will be adjusted in future periods to the extent actual pre-vesting forfeitures differ, or are expected to differ, from such estimates. As of March 31, 2007, there was approximately $13,900,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 3.14 years. Future grants will add to this total, whereas future amortization and the vesting of existing grants will reduce this total.

5. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(11,877)	$(9,673)
Other comprehensive loss:
Foreign currency translation	(5)	(4)
Unrealized loss on available for sale securities	—	(16)

Comprehensive loss	$(11,882)	$(9,693)

The foreign currency translation amounts relate to the Company’s foreign subsidiary. The unrealized loss on available for sale securities relates to the Company’s short-term investments.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the efficacy of our product candidates, the commercial benefits available to us as a result of our agreements with third parties, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management and other statements regarding matters that are not historical facts and involve predictions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are subject to a number of risks and uncertainties including, among other things:

•	growth in sales of Testim®, our only marketed product;

•	growth of the overall androgen market;

•	the availability of and ability to obtain additional funds through public or private offerings of debt or equity securities;

•	achieving market acceptance of Testim by physicians and patients and competing effectively with other Testosterone Replacement Therapy (TRT) products;

•	obtaining and maintaining all necessary patents or licenses;

•	purchasing ingredients and supplies necessary to manufacture Testim at acceptable terms to us;

•	obtaining and maintaining relationships with government and third party payors;

•	the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•	the ability to resume clinical trials for AA4500;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	results of clinical trials;

•	meeting applicable regulatory standards, filing for and receiving required regulatory approvals;

•	complying with the terms of our license and other agreements;

•	the ability to manufacture or have manufactured Testim, AA4500 and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	changes in industry practice; and

•	one-time events.

These risks are not exhaustive. For a more detailed discussion of risks and uncertainties, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Other sections of this quarterly report may include additional factors which could adversely impact the Company’s future results, performance, achievements and prospects. Moreover, the Company operates in a very competitive and rapidly changing environment. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, it cannot guarantee that the future results, performance, achievements and prospects reflected therein will be achieved or occur. The Company qualifies all forward-looking statements by these cautionary statements.

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

Our current product pipeline includes:

Phase III:

•	AA4500, injectable collagenase enzyme for the treatment of Dupuytren’s contracture

Phase II:

•	AA4500, injectable collagenase enzyme for the treatment of Peyronie’s disease

•	AA4500, injectable collagenase enzyme for the treatment of Frozen Shoulder syndrome, or Adhesive Capsulitis

Phase I:

•	AA4010, treatment for overactive bladder using our transmucosal film delivery system

Preclinical:

•	two pain products using our transmucosal film delivery system, with rights to develop six other compounds for the treatment of pain.

In addition to the above, we have the rights to develop other hormone and urologic products using the transmucosal film technology and the option to license other indications for AA4500 other than dermal products for topical administration.

In December 2006, we suspended our phase III trials for AA4500 for the treatment of Dupuytren’s contracture because of a manufacturing issue. We have conducted detailed investigations that have helped us to understand what we believe may have contributed to the issue and how we can minimize the risk that this issue will occur in the future. We have concluded that moisture in vials was the root cause of the manufacturing issue and have implemented corrective actions designed to reduce the moisture content in the vials. We are continuing to monitor stability data for several lots over various time points. We expect to resume phase III clinical trials for AA4500 for the treatment of Dupuytren’s contracture in the fourth quarter of 2007.

With regard to the development of AA4500 for the treatment of Peyronie’s disease, the FDA had requested that we conduct animal studies in order to evaluate the impact of AA4500 on normal penile tissue, in case the injection misses the targeted plaque. In late 2006, we commenced several pilot studies designed to assist us in developing a definitive protocol for such animal studies. Based on current project plans, including communications with the FDA on their expectations for the animal studies, we expect to commence a phase IIb study in the first or second quarter of 2008. This phase IIb study will test dosing regimens and validate a patient-reported outcomes questionnaire that we have developed for Peyronie’s disease.

We have never been profitable and have incurred an accumulated deficit of $195.3 million as of March 31, 2007. We expect to incur significant operating losses for the foreseeable future. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for:

•	selling and marketing as we continue to market Testim;

•	additional development and pre-commercialization costs for existing and new product opportunities;

•	acquisition costs for new product opportunities; and

•	increased general and administration expense to support the infrastructure required to grow and operate as a public company.

We will need to generate significant revenues to achieve profitability.

We expect that quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors including:

•	the overall growth of the androgen market;

•	the timing and extent of research and development efforts;

•	milestone payments liability; and

•	the outcome and extent of clinical trial activities.

Our limited operating history makes accurate prediction of future operating results difficult.

Results of Operations

Accounting Changes

As discussed in Note 2(e) to the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC, in the first quarter of 2006 the Company began recognizing revenue for Testim sales at the time of shipment of the product to customers. As a result of this change in revenue recognition, net revenues for three months ended March 31, 2006 include a one-time benefit of $1.2 million and the net loss for the three months ended March 31, 2006 includes a one-time benefit of $0.7 million, or $0.02 per share.

Three Months Ended March 31, 2007 and 2006

Net revenues. Net revenues increased $3.5 million, or 24%, to $18.4 million for the quarter ended March 31, 2007 from $14.9 million for the comparable 2006 period. Net revenues for 2006 included a one-time benefit of $1.2 million, resulting from the adoption of the wholesaler method of revenue recognition. Excluding this one-time increase in 2006 revenue, net revenues for the 2007 first quarter increased 35% over the comparable 2006 period. During the first quarter of 2007, our revenues were adversely impacted by a reduction in inventories held by our wholesaler customers. While we have inventory management agreements with our major customers that provide for inventory levels to be maintained within certain specified limits of product demand, decisions by our customers concerning the levels of inventory they maintain within these parameters can significantly influence our results for any particular reporting period. We estimate that for the first quarter of 2007 Testim prescription activity was approximately $1.3 million higher than revenues recognized on shipment to wholesalers.

The increase in net revenues for the first quarter of 2007 compared to the comparable 2006 period resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (NPA) data from IMS Health (IMS), a pharmaceutical market research firm, Testim total prescriptions for the first quarter of 2007 grew 38% over the comparable period of 2006. We believe that Testim prescription growth in the 2007 period over the 2006 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for the first quarter of 2007 benefited from price increases having a cumulative impact of 14% over the comparable 2006 period, which was partially offset by increases in fee for service agreements and increased utilization of coupons that are provided to new patients. The increases in fee for service agreements resulted from year-over-year increased volume with the Company’s major customers, as well as the addition, in November 2006, of a major customer under a service agreement. Revenue from international product shipments in the first quarter of 2007 and 2006 amounted to $0.3 million and zero, respectively.

Cost of goods sold. Cost of goods sold was $5.1 million and $3.9 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cost of goods sold for the three months ended March 31, 2007 over the comparable period in 2006 was principally attributable to the increase in Testim revenue in the U.S. Gross margin on our net revenues was 72.4% in the first quarter of 2007 compared to 74.1% in the comparable 2006 period. Excluding the impact of the change to the wholesaler revenue recognition method, gross margin for the first quarter of 2006 was 75.5%. Gross margin reflects the cost of product sold as well as royalty payments made to the Company’s licensor on the sales of Testim. The reduction in gross margin reflects costs related to Testim manufacturing and quality improvement programs and increases in fee for service agreements, coupon usage and low margin international product shipments, partially offset by the year-over-year price increases.

Research and development expenses. Research and development costs for the first quarter of 2007 were $8.7 million compared with $8.4 million for the comparable year-ago period. The increase in research and development costs was primarily due to the increased spending for development and manufacturing scale up for AA4500, largely offset by the reduction in spending that resulted from the discontinuance of TestoFilm™ development in October 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $17.2 million for the quarter ended March 31, 2007 compared with $12.9 million for the year-ago quarter. The increase was primarily due to higher investment in promotional spending for Testim, including the cost of increasing our sales force, pre-launch marketing for AA4500, and higher stock-based compensation expense.

Interest income (expense), net. Interest income, net was $0.7 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. Net interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Since inception through March 31, 2007, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through March 31, 2007, we received net proceeds of approximately $223.0 million from our IPO, private and public sales of equity securities and the exercise of stock options. We had $43.5 million and $54.7 million in cash, cash equivalents and short-term investments as of March 31, 2007 and December 31, 2006, respectively.

We believe that our current financial resources and sources of liquidity will be adequate to fund our anticipated operations until at least March 2008. We may, however, need to raise additional funds prior to this time because of a number of factors, including:

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

Sources and Uses of Cash

Cash used in operations was $13.7 million and $12.5 million for the three months ended March 31, 2007 and 2006, respectively. In both periods, cash used in operations resulted primarily from operating losses.

Cash provided by investing activities was $1.4 million for the three months ended March 31, 2007 compared to cash used of $3.0 million for the three months ended March 31, 2006. Cash provided by investing activities in the 2007 period and the 2006 period relates primarily to the net effect of purchases and redemptions of short-term investments, together with our investments in property and equipment.

Cash provided by financing activities was $3.1 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. Cash provided by financing activities in the 2007 period results primarily from the cash receipts from stock option exercises and employee stock purchases. Cash provided by financing activities for the 2006 period results primarily from cash receipts from stock option exercises, partially offset by debt payments on debt financings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

New Accounting Pronouncements

See Note 1(c) - New Accounting Pronouncements to the Company’s Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. There have been no significant changes in our exposure to market risks since December 31, 2006. Refer to “Item 7 A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On April 30, 2007, the U.S. Supreme Court rendered its decision in the matter KSR Int’l Co. v. Teleflex, Inc., No. 04-1350 (U.S. Apr. 30, 2007) which could influence the manner in which some of our arguments may be viewed in the examination of the pending U.S. patent application (Application No. 10/473,724) covering the use of the Testim composition. However, we continue to believe that this decision does not materially change the risks attendant to the examination and prosecution of U.S. patent applications and patents that have been disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.	Risk Factors.

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 in evaluating our business, financial position and future prospects. Although there have been no material changes to the risk factors described in such Annual Report on Form 10-K, the risks described therein are not the only risks facing our company. Additional risks that we do not presently know or that we currently believe are immaterial could also materially adversely affect our business, financial position, future results and prospects.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
10.1	Employment Agreement dated March 13, 2007, between the Registrant and Roger D. Graham, Jr.

10.2	Form of Restricted Stock Grant Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, as amended.

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: May 7, 2007	/s/ Armando Anido
Armando Anido
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: May 7, 2007	/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement dated March 13, 2007, between the Registrant and Roger D. Graham, Jr.

10.2	Form of Restricted Stock Grant Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, as amended.

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).