Form 10-Q
period 2007-06-30
AUXILIUM PHARMACEUTICALS INC
filed 2007-08-08
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 39,997,352.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$82,246	$44,835
Short-term investments	5,000	9,909
Accounts receivable, trade, net	10,353	9,267
Accounts receivable, other	358	507
Inventories	3,260	2,807
Prepaid expenses and other current assets	2,547	2,187

Total current assets	103,764	69,512
Property and equipment, net	6,751	4,732
Other assets	2,472	2,515

Total assets	$112,987	$76,759

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$37	$61
Accounts payable	1,694	2,073
Accrued expenses	22,325	19,522
Deferred revenue, current portion	698	686
Deferred rent, current portion	384	351

Total current liabilities	25,138	22,693

Notes payable, long-term portion	—	5

Deferred revenue, long-term portion	9,924	10,294

Deferred rent, long-term portion	1,566	1,438

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 39,950,683 and 35,677,008 shares at June 30, 2007 and December 31, 2006, respectively	400	357
Additional paid-in capital	281,482	225,577
Accumulated deficit	(205,361)	(183,463)
Treasury stock at cost: 14,232 shares	(127)	(113)
Accumulated other comprehensive income	(35)	(29)

Total stockholders’ equity	76,359	42,329

Total liabilities and stockholders’ equity	$112,987	$76,759

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$23,340	$16,471	$41,760	$31,365

Operating expenses:
Cost of goods sold	5,872	4,386	10,950	8,237
Research and development*	9,711	8,859	18,422	17,227
Selling, general and administrative*	18,503	15,473	35,709	28,379

Total operating expenses	34,086	28,718	65,081	53,843

Loss from operations	(10,746)	(12,247)	(23,321)	(22,478)
Interest income (expense), net	724	494	1,426	1,053
Other income (expense), net	—	7	(3)	6

Net loss	$(10,022)	$(11,746)	$(21,898)	$(21,419)

Basic and diluted net loss per common share	$(0.27)	$(0.40)	$(0.60)	$(0.73)

Weighted average common shares outstanding	36,724,292	29,244,903	36,253,591	29,227,610

*includes the following amounts of stock-based compensation expense:
Research and development	$272	$71	$494	$123
Selling, general and administrative	1,187	558	2,146	896

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(21,898)	$(21,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,640	1,019
Depreciation and amortization	624	478
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(937)	(4,143)
Inventories	(453)	2,523
Prepaid expenses and other current assets	(362)	715
Accounts payable and accrued expenses	2,420	338
Deferred revenue	(357)	(2,562)
Deferred rent	152	(73)

Net cash used in operating activities	(18,171)	(23,124)

Cash flows from investing activities:
Redemptions of short-term investments	15,811	52,350
Purchases of short-term investments	(10,902)	(42,900)
Purchases of property and equipment	(2,588)	(806)

Net cash provided by investing activities	2,321	8,644

Cash flows from financing activities:
Proceeds from common stock offering, net of transaction costs	49,866	—
Payments on debt financings	(30)	(231)
Employee Stock Purchase Plan purchases	272	239
Proceeds from exercise of common stock options	3,170	534
Purchase of treasury shares	(14)	(39)

Net cash provided by financing activities	53,264	503

Effect of exchange rate changes on cash	(3)	13

Increase (decrease) in cash and cash equivalents	37,411	(13,964)
Cash and cash equivalents, beginning of period	44,835	31,380

Cash and cash equivalents, end of period	$82,246	$17,416

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2007

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Accumulated other comprehensive loss
	Shares	Amount			Shares	Cost
Balance, January 1, 2007	35,677,008	$357	$225,577	$(183,463)	(13,377)	$(113)	$(29)
Public offering, net of transaction costs	3,672,000	37	49,829	—	—	—	—
Exercise of common stock options	547,004	5	3,164	—	—	—	—
Employee Stock Purchase Plan purchases	39,721	0	272	—	—	—	—
Issuance of restricted stock	15,000	0	0	—	—	—	—
Cancellation of restricted stock	(50)	(0)	0	—	—	—	—
Stock-based compensation	—	—	2,640	—	—	—	—
Treasury stock acquisition	—	—	—	—	(855)	(14)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(6)
Net loss	—	—	—	(21,898)	—	—	—

Balance, June 30, 2007	39,950,683	$400	$281,482	$(205,361)	(14,232)	$(127)	$(35)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2007 and for the six month periods ended June 30, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2006 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2006 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(10,022)	$(11,746)	$(21,898)	$(21,419)

Denominator:
Weighted-average common shares outstanding	36,968,299	29,319,587	36,492,976	29,305,659
Weighted-average unvested restricted common shares subject to forfeiture	(244,007)	(74,684)	(239,385)	(78,049)

Shares used in calculating net loss per common share	36,724,292	29,244,903	36,253,591	29,227,610

Basic and diluted net loss per common share	$(0.27)	$(0.40)	$(0.60)	$(0.73)

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2007, the Company believes that there are no significant uncertain tax positions, and no amounts have been recorded for interest and penalties. The Company does not anticipate any events that would require it to record a liability related to any uncertain income tax position in 2007 as prescribed by FIN 48.

2. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$1,710	$1,519
Work-in-process	779	194
Finished goods	771	1,094

	$3,260	$2,807

3. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Payroll and related expenses	$5,067	$4,971
Royalty expenses	2,738	2,228
Research and development expenses	2,950	3,646
Sales and marketing expenses	1,487	1,392
Testim rebates, discounts and returns accrual	6,991	5,743
Other expenses	3,092	1,542

	$22,325	$19,522

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

(b) Stock Options and Stock Awards

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and service providers. In June 2007, the stockholders authorized the increase of shares authorized for issuance under the 2004 Plan to 8,000,000 shares. The Compensation Committee of the Board of Directors (the Compensation Committee) administers the 2004 Plan and has delegated to each of the Company’s Chief Executive Officer and Chief Financial Officer the authority to grant stock options to newly hired employees below the Vice President level within specified parameters. To date, the Company has granted only nonqualified stock options and restricted stock awards under the 2004 Plan. Stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, and generally have a ten year contractual term and vest no later than four years from the date of grant (with some providing for automatic vesting upon a charge of control of the Company). The Company issues new shares of common stock upon exercise of stock options. At June 30, 2007, there were 2,652,738 shares available for future grants under the 2004 Plan.

(c) General Stock Option Information

During the six months ended June 30, 2007, the Company granted 993,740 standard non-qualified stock options and 85,000 performance-based non-qualified stock options to employees to purchase shares of the Company’s common stock pursuant to the 2004 Plan. The options expire ten years from date of grant and their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted. The standard non-qualified stock options vest ratably over four years at one year intervals from the grant date, assuming continued employment of the grantee. The performance-based options were awarded to certain officers and will accrue, subject to vesting, to the grantee upon the Compensation Committee’s determination that the Company resumed the phase III trials for XIAFLEX™ (clostridial collagenase for injection), formerly referred to as AA4500, for the treatment of Dupuytren’s contracture in the fourth quarter of 2007. Each performance-based option has an exercise price of $13.16 and vests 33-1/3% on the one year anniversary of the Compensation Committee’s determination that the performance metric has been satisfied with the balance vesting in two equal annual installments thereafter, assuming the continued employment of the grantee (with automatic vesting upon a change of control of the Company).

The following tables summarize stock option activity for the six month period ended June 30, 2007:

	Six Months Ended June 30, 2007
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2006	3,548,903	$7.40
Granted	1,078,740	13.73
Exercised	(547,004)	5.80
Canceled	(111,526)	8.45

Outstanding at June 30, 2007	3,969,113	$9.32	8.60	$26,317,000

Exercisable at June 30, 2007	1,217,091	$7.07	7.36	$10,797,000

During the three and six month periods ended June 30, 2007, the weighted-average grant-date fair value of options granted was $8.34 and $7.56, the total intrinsic value of options exercised was $406,000 and $4,529,000, and the total fair value of options vested was $1,951,000 and $2,444,000, respectively.

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $15.94 as of June 30, 2007, that would have been received by the option holders had all option holders exercised their options as of that date. All 1,217,091 exercisable options as of June 30, 2007 were in-the-money.

(d) Restricted Stock Information

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the six month period ended June 30, 2007:

Nonvested shares	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2006	232,544	$7.47
Granted	15,000	13.39
Vested	(8,742)	5.94
Cancelled	(50)	7.50

Nonvested at June 30, 2007	238,752	$7.90

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average assumptions:
Expected life of options (in years)	5.69	6.25	6.06	6.25
Risk-free interest rate	5.05%	4.95%	4.66%	4.91%
Expected volatility	50.15%	66.46%	50.75%	66.56%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Pre-vesting forfeitures are estimated in the determination of total stock-based compensation cost based on Company experience. The estimate on pre-vesting forfeitures will be adjusted in future periods to the extent actual pre-vesting forfeitures differ, or are expected to differ, from such estimates. As of June 30, 2007, there was approximately $14,412,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.98 years. Future grants will add to this total, whereas future amortization over the vesting period of existing grants will reduce this total.

5. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(10,022)	$(11,746)	$(21,898)	$(21,419)
Other comprehensive loss:
Foreign currency translation	(1)	8	(6)	4
Unrealized loss on available for sale securities	—	(25)	—	(41)

Comprehensive loss	$(10,023)	$(11,763)	$(21,904)	$(21,456)

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

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the efficacy of our product candidates, the commercial benefits available to us as a result of our agreements with third parties, future operations, financial position, future revenues, projected costs, the size of addressable markets, prospects, plans and objectives of management and other statements regarding matters that are not historical facts and involve predictions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are subject to a number of risks and uncertainties including, among other things:

•	growth in sales of Testim®, our only marketed product;

•	growth of the overall androgen market;

•	the availability of and ability to obtain additional funds through public or private offerings of debt or equity securities;

•	achieving market acceptance of Testim by physicians and patients and competing effectively with other Testosterone Replacement Therapy (TRT) products;

•	obtaining and maintaining all necessary patents or licenses;

•	purchasing ingredients and supplies necessary to manufacture Testim at acceptable terms to us;

•	obtaining and maintaining third-party payor coverage and reimbursement for Testim and our product candidates;

•	the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•	the ability to resume clinical trials for XIAFLEX™ (clostridial collagenase for injection), formerly referred to as AA4500;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	the size of addressable markets for our product candidates;

•	results of clinical trials;

•	meeting applicable regulatory standards, filing for and receiving required regulatory approvals;

•	complying with the terms of our license and other agreements;

•	the ability to manufacture or have manufactured Testim, XIAFLEX and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	changes in industry practice; and

•	one-time events.

These risks are not exhaustive. For a more detailed discussion of risks and uncertainties, see “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and “Item 1A – Risk Factors” of this quarterly report. Other sections of this quarterly report may include additional factors which could adversely impact the Company’s future results, performance, achievements and prospects. Moreover, the Company operates in a very competitive and rapidly changing environment. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, it cannot guarantee that the future results, performance, achievements and prospects reflected therein will be achieved or occur. The Company qualifies all forward-looking statements by these cautionary statements.

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

Our current product pipeline includes:

Phase III:

- XIAFLEX™ (clostridial collagenase for injection), formerly referred to as AA4500, for the treatment of Dupuytren’s contracture

Phase II:

- XIAFLEX (clostridial collagenase for injection) for the treatment of Peyronie’s disease

- XIAFLEX (clostridial collagenase for injection) for the treatment of Frozen Shoulder syndrome (or Adhesive Capsulitis)

Phase I:

- AA4010, treatment for overactive bladder using our transmucosal film delivery system

Preclinical:

- two pain products using our transmucosal film delivery system, with rights to develop six other compounds for the treatment of pain.

In addition to the above, we have the rights to develop other hormone and urologic products using the transmucosal film technology and the option to license other indications for XIAFLEX other than dermal products for topical administration.

In December 2006, we suspended our phase III trials for XIAFLEX for the treatment of Dupuytren’s contracture because of a manufacturing issue, the formation of meltback in the product vials. As a result, the U.S. Food and Drug Administration (or FDA) placed these trials on clinical hold. We have conducted detailed investigations that have helped us to understand what we believe may have contributed to the issue and how we can minimize the risk that this issue will occur in the future. We have concluded that moisture in vials was the root cause of the manufacturing issue and have implemented corrective actions designed to reduce the moisture content in the vials. We continue to follow all of the batches manufactured earlier this year for stability. Multiple batches have reached the time frame where we saw melt-back in the December 2006 product, and the moisture levels remain at low levels and are consistent across all production batches. As a result, we believe that the product exhibits an appropriate, consistent stability profile over a reasonable time period. We further believe that we remain on track to re-initiate the phase III Dupuytren’s contracture clinical trials in the fourth quarter of 2007.

With regard to the development of XIAFLEX for the treatment of Peyronie’s disease for which we also received a clinical hold letter from the FDA, the FDA is requiring that we conduct animal studies in order to evaluate the impact of XIAFLEX on normal penile tissue, in case the injection misses the targeted plaque. In late 2006, we commenced several pilot studies designed to assist us in developing a definitive protocol for such animal studies. Based on current project plans, including communications with the FDA on their expectations for the animal studies, we expect to commence a phase IIb study in the first or second quarter of 2008. This phase IIb study will test dosing regimens and validate a patient-reported outcomes questionnaire that we have developed for Peyronie’s disease.

We have never been profitable and have incurred an accumulated deficit of $205.4 million as of June 30, 2007. We expect to incur significant operating losses for the foreseeable future. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for:

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

We expect that quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, for example:

•	the overall growth of the androgen market;

•	the timing and extent of research and development efforts;

•	milestone payments liability; and

•	the outcome and extent of clinical trial activities.

Our limited operating history makes accurate prediction of future operating results difficult.

Results of Operations

Accounting Changes

As discussed in Note 2(e) to the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC, in the first quarter of 2006 the Company began recognizing revenue for Testim sales at the time of shipment of the product to customers. As a result of this change in revenue recognition, net revenues for six months ended June 30, 2006 include a one-time benefit of $1.2 million and the net loss for the six months ended June 30, 2006 includes a one-time benefit of $0.7 million, or $0.02 per share.

Three Months Ended June 30, 2007 and 2006

Net revenues. Net revenues increased $6.9 million, or 42%, to $23.3 million for the quarter ended June 30, 2007 from $16.5 million for the comparable 2006 period. While we have inventory management agreements with our major customers that provide for inventory levels to be maintained within certain specified limits of product demand, decisions by our customers concerning the levels of inventory they maintain within these parameters can significantly influence our results for any particular reporting period. However, we estimate that the wholesaler inventory level remained fairly constant during the second quarter of 2007; whereas, for the second quarter of 2006, we estimate that Testim prescription activity was $1.6 million lower than revenues recognized on shipments to wholesalers.

The increase in net revenues for the second quarter of 2007 compared to the comparable 2006 period resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (NPA) data from IMS Health (IMS), a pharmaceutical market research firm, Testim total prescriptions for the second quarter of 2007 grew 40% over the comparable period of 2006. We believe that Testim prescription growth in the 2007 period over the 2006 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for the second quarter of 2007 benefited from price increases having a cumulative impact of 11% over the comparable 2006 period, which was partially offset by increased utilization of coupons that are provided to new patients. Revenue from international licensing agreements, representing the amortization of upfront and milestone payments and related product shipments, in the second quarter of 2007 and 2006 amounted to $0.8 million and $0.4 million, respectively.

Cost of goods sold. Cost of goods sold was $5.9 million and $4.4 million for the three months ended June 30, 2007 and 2006, respectively. The increase in cost of goods sold for the three months ended June 30, 2007 over the comparable period in 2006 was principally attributable to the increase in Testim revenue in the U.S. Gross margin on our net revenues was 74.8% in the second quarter of 2007 compared to 73.4% in the comparable 2006 period. Gross margin reflects the cost of product sold as well as royalty payments made to the Company’s licensor on the sales of Testim. The improvement in gross margin reflects the impact of year-over-year price increases, partially offset by increases in coupon usage and low margin international product shipments.

Research and development expenses. Research and development costs for the second quarter of 2007 were $9.7 million compared with $8.9 million for the comparable year-ago period. The increase in research and development costs was primarily due to the increased spending for development and manufacturing scale up for XIAFLEX, largely offset by the reduction in spending that resulted from the discontinuance of TestoFilm™ development in October 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $18.5 million for the quarter ended June 30, 2007 compared with $15.5 million for the year-ago quarter. The increase was primarily due to higher investment in promotional spending for Testim, including the cost of increasing our sales force, pre-launch marketing for XIAFLEX, and higher stock-based compensation expense.

Interest income (expense), net. Interest income, net was $0.7 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively. Net interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Six Months Ended June 30, 2007 and 2006

Net revenues. Net revenues increased $10.4 million, or 33%, to $41.8 million for the six months ended June 30, 2007 from $31.4 million for the comparable 2006 period. Net revenues for 2006 included a one-time benefit of $1.2 million, resulting from the adoption of the wholesaler method of revenue recognition. Excluding this one-time increase in 2006 revenue, net revenues for the six months ended June 30, 2007 increased 38% over the comparable 2006 period. While we have inventory management agreements with our major customers that provide for inventory levels to be maintained within certain specified limits of product demand, decisions by our customers concerning the levels of inventory they maintain within these parameters can significantly influence our results for any particular reporting period. We estimate that for the first six months of 2007 Testim prescription activity was approximately $0.9 million higher than revenues recognized on shipments to wholesalers; whereas, for the first six months of 2006, we estimate that Testim prescription activity was $1.6 million lower than revenues recognized on shipments to wholesalers, excluding the impact of the change to the wholesaler method of revenue recognition.

The increase in net revenues for the first six months of 2007 compared to the comparable 2006 period resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (NPA) data from IMS Health (IMS), a pharmaceutical market research firm, Testim total prescriptions for the first six months of 2007 grew 39.3% over the comparable period of 2006. We believe that Testim prescription growth in the 2007 period over the 2006 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for the first six months of 2007 benefited from price increases having a cumulative impact of 12% over the comparable 2006 period, which was partially offset by increased utilization of coupons that are provided to new patients. Revenue from international licensing agreements, representing the amortization of upfront and milestone payments and related product shipments, in the first six months of 2007 and 2006 amounted to $1.2 million and $0.5 million, respectively.

Cost of goods sold. Cost of goods sold was $10.9 million and $8.2 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cost of goods sold for the six months ended June 30, 2007 over the comparable period in 2006 was principally attributable to the increase in Testim revenue in the U.S. Gross margin on our net revenues was 73.8% in the first six months of 2007 compared to 73.7% in the comparable 2006 period. Excluding the impact of the change to the wholesaler revenue recognition method, gross margin for the first six months of 2006 was 74.3%. Gross margin reflects the cost of product sold as well as royalty payments made to the Company’s licensor on the sales of Testim. The reduction in gross margin from the comparable 2006 level reflects the costs of Testim manufacturing and quality improvement programs initiated in the first quarter of 2007 and increases in low margin international product shipments and coupon usage, partially offset by the year-over-year price increases.

Research and development expenses. Research and development costs for the first six months of 2007 were $18.4 million compared with $17.2 million for the comparable year-ago period. The increase in research and development costs was primarily due to the increased spending for development and manufacturing scale up for XIAFLEX, largely offset by the reduction in spending that resulted from the discontinuance of TestoFilm™ development in October 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $35.7 million for the six months ended June 30, 2007 compared with $28.4 million for the comparable year-ago period. The increase was primarily due to higher investment in promotional spending for Testim, including the cost of increasing our sales force, pre-launch marketing for XIAFLEX, and higher stock-based compensation expense.

Interest income (expense), net. Interest income, net was $1.4 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively. Net interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Since inception through June 30, 2007, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through June 30, 2007, we received net proceeds of approximately $276.3 million from private and public sales of equity securities and the exercise of stock options. We had $87.2 million and $54.7 million in cash, cash equivalents and short-term investments as of June 30, 2007 and December 31, 2006, respectively.

We believe that our current financial resources and sources of liquidity will be adequate to fund our anticipated operations until at least 2009. We may, however, need to raise additional funds prior to this time because of a number of factors, including:

•	Testim market acceptance and sales growth;

•	our ability to realize sales efficiency and effectiveness of our sales force;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	third-party payor coverage and reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of supplying and commercializing XIAFLEX and any of our product candidates;

•	increased administrative costs to support a growing infrastructure;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses and technologies.

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

Sources and Uses of Cash

Cash used in operations was $18.2 million and $23.1 million for the six months ended June 30, 2007 and 2006, respectively. In both periods, cash used in operations resulted primarily from operating losses.

Cash provided by investing activities was $2.3 million for the six months ended June 30, 2007 compared to cash used of $8.6 million for the six months ended June 30, 2006. Cash provided by investing activities in the 2007 period and the 2006 period relates primarily to the net effect of purchases and redemptions of short-term investments, together with our investments in property and equipment.

Cash provided by financing activities was $53.3 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively. Cash provided by financing activities in the 2007 period results primarily from the $49.9 million in net proceeds we received in the June 2007 registered direct offering and the cash receipts from stock option exercises and employee stock purchases. Cash provided by financing activities for the 2006 period results primarily from cash receipts from stock option exercises, partially offset by debt payments on debt financings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

New Accounting Pronouncements

See Note 1(c)—New Accounting Pronouncements to the Company’s Consolidated Financial Statements contained in this Report.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 in evaluating our business, financial position, future results, and prospects. The information presented below updates and supplements those risk factors for events, changes and developments since the filing of that Form 10-K and should be read in conjunction with the risks and other information contained in that Form 10-K. The risks described in our Form 10-K, as updated below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially adversely affect our business, financial position, future results and prospects.

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

We believe that our existing cash resources and interest on these funds will be sufficient to meet our anticipated operating requirements until at least 2009. Our future funding requirements will depend on many factors, including:

•	Testim market acceptance and sales growth;

•	our ability to realize sales efficiency and effectiveness of our sales force;

•	growth of the overall androgen market which may be influenced by Solvay’s sales and marketing efforts;

•	third-party payor coverage and reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of supplying and commercializing XIAFLEX™ (clostridial collagenase for injection), formerly referred to as AA4500, and any of our product candidates;

•	increased administrative costs to support a growing infrastructure;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies.

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

The process of developing product candidates involves a high degree of risk and may take several years. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	clinical trials may show our product candidates to be ineffective or not as effective as anticipated or to have harmful side effects or any unforeseen result;

•	our inability to obtain FDA authorization to resume clinical trials of XIAFLEX within the expected timeframes;

•	product candidates may fail to receive regulatory approvals required to bring the products to market;

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

Our product development efforts also could result in large and immediate write-offs, significant milestone payments, incurrence of debt and contingent liabilities or amortization of expenses related to intangible assets, any of which could negatively impact our financial results. Additionally, if we are unable to develop our product candidates into viable commercial products, we may remain reliant solely on Testim sales for our revenues, potentially limiting our growth opportunities. In October 2006, we decided to discontinue the development of the current formulation of TestoFilm™, our testosterone replacement transmucosal film product candidate for the treatment of hypogonadism and reallocate resources to our lead development project, XIAFLEX. Based on an evaluation, we determined that the current formulation of TestoFilm did not meet certain critical aspects of the target product profile and, as a result, would not be commercially viable.

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

Prior to commencing clinical trials in the U.S., we must have an effective IND for each of our product candidates. An IND has been filed and is effective for XIAFLEX for the treatment of Dupuytren’s contracture, XIAFLEX for the treatment of Peyronie’s disease, and XIAFLEX for the treatment of Frozen Shoulder syndrome; however, INDs have not been filed for AA4010 or our pain transmucosal film product candidates. We will not be able to commence clinical trials in the U.S. for these product candidates until we file, and the FDA fails to object to, an IND for each candidate.

We have four projects in clinical development, specifically XIAFLEX for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome, and AA4010. Completion of clinical trials for each product candidate will be required before commercialization. In December 2006, we suspended the dosing of patients in our ongoing phase III trials for XIAFLEX for the treatment of Dupuytren’s contracture because of an issue related to the manufacture of clinical supplies of XIAFLEX and, as a result, the FDA placed these trials on clinical hold. With regard to the development of

XIAFLEX for the treatment of Peyronie’s disease, for which we also received a clinical hold letter from FDA, the FDA is requiring that certain additional pre-clinical studies be completed prior to the initiation of the phase IIb dose ranging study or any other human study for Peyronie’s disease. If we are unable to obtain FDA authorization to resume clinical trials in a timely manner, or at all, or if we experience delays in, or termination of, clinical trials, or fail to resume clinical trials in a timely manner or if the cost or timing of the regulatory approval process increases, our financial results and the commercial prospects for our product candidates will be adversely impacted. In addition, our product development costs would increase and our ability to generate additional revenue from new products could be impaired.

Risks Related to Regulatory Approval of Our Product Candidates

Our controls over external financial reporting may fail or be circumvented.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under SOA to report annually on our internal control over financial reporting. If we, or our independent registered public accounting firm, determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers.

Risks Related to the Manufacture of XIAFLEX

Our Horsham facility is subject to regulatory oversight, which may delay or disrupt our development and commercialization efforts for XIAFLEX.

We must ensure that all of the processes, methods, equipment and facilities employed in the manufacture of XIAFLEX at our Horsham facility are compliant with the current Good Manufacturing Practices (cGMP). The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance with cGMP requires record keeping and quality control to assure that the clinical and commercial product meets applicable specifications and other requirements. Our Horsham facility will be subject to inspection by regulatory agencies upon the manufacture of XIAFLEX that is used in a clinical trial or the filing for approval of XIAFLEX with regulatory authorities. If an inspection by regulatory authorities indicates that there are deficiencies including non-compliance with regulatory requirements, we could be required to take remedial actions, stop production or close our Horsham facility, which would disrupt the manufacturing processes, limit the supplies of XIAFLEX and delay clinical trials and subsequent licensure. If we fail to comply with these requirements, we may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them.

Following licensure of our Horsham facility, noncompliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of XIAFLEX made at our Horsham facility in clinical trials, refusal of the government to allow distribution of XIAFLEX for commercialization, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts.

Risks Related to Our Dependence on Third-Party Manufacturers and Service Providers

Since we currently rely on third-party manufacturers and suppliers, we may be unable to control the availability or cost of manufacturing our products, which could adversely affect our results of operations.

We currently do not manufacture Testim or any of our product candidates, except for the active ingredient for XIAFLEX. Testim is manufactured for us by DPT Laboratories, Ltd., or DPT, under a contract that expires on December 31, 2010. We have qualified a back-up supplier to manufacture Testim.

Although we manufacture the active ingredient for XIAFLEX, we have contracted with Cobra Biologics Ltd., or Cobra, for the production of our clinical supply of XIAFLEX, our product candidate for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome.

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

DPT, PharmaForm, Cobra, or any of our other third-party manufacturers may not perform as agreed or may terminate its agreement with us, which would adversely impact our ability to produce and sell Testim or our ability to produce XIAFLEX or other product candidates for clinical trials. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of Testim or any of our product candidates on acceptable terms, if at all, which would materially impair our business.

In December 2006, we suspended the dosing of our ongoing phase III trials for XIAFLEX for the treatment of Dupuytren’s contracture in response to an issue related to the manufacture of clinical supplies. While we believe that we have taken all appropriate remedial measures to address this issue, we cannot assure you that the issue will be remedied, or that we will not encounter similar or other issues related to the manufacture of our products and product candidates.

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

Risks Related to Intellectual Property

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

We attempt to protect our intellectual property position by filing or obtaining licenses to patent applications and, where appropriate, patent applications in other countries related to our proprietary technology, inventions and improvements that are important to the development of our business. Our PharmaForm transmucosal film product candidates are covered by a formulation patent in the U.S. only. This patent expires in 2020. Testosterone, the active ingredient in Testim, is off-patent and is included in competing TRT products. The U.S. patent that we license from Bentley covers the composition of matter and formulation of Testim and expires in June 2008. The European and Japanese patents that we license from Bentley for Testim expired in November 2006. The Canadian patents that we license from Bentley expire in January 2010. In July 2005, an additional patent covering Testim issued in Canada, and this patent is included in our license from Bentley. This patent expires in 2023. Bentley has filed a new patent application in the U.S., Europe and Japan which, if issued, could provide additional patent protection for Testim. Even if this new patent application issues in the U.S. and covers Testim, there is no guarantee that it will issue before the current Bentley U.S. patent expires in June 2008, thereby creating a gap in patent protection for Testim in the U.S. If a generic version of Testim is launched in the U.S. during such a gap in patent protection, we may not be able to halt sales of such generic after the new patent application issues and during the pendency of a patent infringement suit against generics, if ever.

XIAFLEX licensed from BioSpecifics is covered by two method of use patents in the U.S., one for the treatment of Dupuytren’s contracture and one for the treatment of Peyronie’s disease. The Dupuytren’s patent expires in 2014, and the Peyronie’s patent expires in 2019. The patents are limited to the use of XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease, respectively, with certain dose ranges and/or concentration ranges. The patent relating to Dupuytren’s contracture has been the subject of a reissue application in the USPTO for, among other things, the purpose of submitting prior art that was not previously submitted during the prosecution of the Dupuytren’s patent. The USPTO issued a Notice of Allowance for this patent in May 2007. In January 2005, a patent application was filed with regard to XIAFLEX for the treatment of Frozen Shoulder syndrome. If this patent is granted, it would expire in 2026. Currently there is not enough data to establish whether any approved product for Dupuytren’s contracture or Peyronie’s disease or Frozen Shoulder syndrome will be covered by these patents. In January 2006, we filed a patent application with regard to the manufacturing process for XIAFLEX; if this patent is granted, it would expire in January 2027.

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

Prior to our initial public offering in July 2004, there was no public market for our common stock. Since our initial public offering, our stock price has, at times, been volatile. We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Substantially all of our outstanding shares of our common stock are eligible for sale in the public market. For the 30 days prior to the end of the period covered by this Report, our average daily trading volume was approximately 217,000 shares. Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that holders of a large number of shares intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities, even if our business is doing well. In addition, the market price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended June 30, 2007:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 to April 30, 2007	None		Not applicable	Not applicable	Not applicable
May 1, 2007 to May 31, 2007	None		Not applicable	Not applicable	Not applicable
June 1, 2007 to June 30, 2007	855	(1)	$16.23	Not applicable	Not applicable

Total	855	(1)	$16.23	Not applicable	Not applicable

(1)	All 855 shares were purchased from Jyrki Matilla, M.D., Ph.D., an Executive Vice President of the Company, pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock issued in accordance with Rule 16 b-3 of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2007 Annual Meeting of Stockholders was held on June 13, 2007 at The Desmond Hotel, One Liberty Boulevard, Malvern, Pennsylvania, in accordance with the Notice of Annual Meeting of Stockholders sent on or about April 30, 2007 to all stockholders of record at the close of business on April 16, 2007. The tables below present the voting results of the matters voted upon by our stockholders at the meeting:

Proposal 1: Election of Directors

At the Annual Meeting, each of the nominees listed below was elected to our Board of Directors to serve as director until the Company’s 2008 Annual Meeting and received the votes set forth after their respective names below.

Name of Nominee	For	Withheld
Al Altomari	29,935,256	157,454
Armando Anido	29,935,256	157,454
Rolf A. Classon	29,649,311	443,399
Edwin A. Bescherer, Jr.	29,934,881	157,829
Philippe O. Chambon, M.D., Ph.D.	29,632,933	459,777
Winston J. Churchill	29,473,450	619,260
Oliver S. Fetzer, Ph.D.	29,648,911	443,799
Dennis J. Purcell	29,935,256	157,454

Proposal 2: Approval of an amendment and restatement of the Auxilium Pharmaceuticals, Inc. 2004 Equity Compensation Plan to (i) increase the number of shares of Company common stock authorized for issuance under the Plan from 6,000,000 to 8,000,000 shares, (ii) limit the number of shares that may be issued under the Plan pursuant to stock awards, stock units and other equity-based awards (other than stock appreciation rights) granted after June 13, 2007 to 750,000, and (iii) make other appropriate changes.

At the Annual Meeting, our stockholders approved by the vote set forth below an amendment and restatement of the Auxilium Pharmaceuticals, Inc. 2004 Equity Compensation Plan to (i) increase the number of shares of Company common stock authorized for issuance under the Plan from 6,000,000 to 8,000,000 shares, (ii) limit the number of shares that may be issued under the Plan pursuant to stock awards, stock units and other equity-based awards (other than stock appreciation rights) granted after June 13, 2007 to 750,000, and (iii) make other appropriate changes.

For	Against	Abstain	Broker Non-Votes
23,871,958	2,067,988	12,469	4,468,124

Proposal 3: Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

At the Annual Meeting, our stockholders ratified by the vote set forth below the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstain	Broker Non-Votes
30,074,568	17,425	718	0

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
10.1	Placement Agency Agreement, dated June 7, 2007, by and among the Registrant, Banc of America Securities LLC and Thomas Weisel Partners LLC. (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: August 8, 2007	/s/ Armando Anido
Armando Anido
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2007	/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Placement Agency Agreement, dated June 7, 2007, by and among the Registrant, Banc of America Securities LLC and Thomas Weisel Partners LLC. (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).