Form 10-K
period 2007-12-31
AUXILIUM PHARMACEUTICALS INC
filed 2008-03-10
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on The NASDAQ Global Market as of June 30, 2007, was approximately $515.7 million.

As of March 3, 2008, the number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 40,839,617.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 12, 2008, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

AUXILIUM PHARMACEUTICALS, INC.

FORM 10-K

December 31, 2007

This Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information contained herein are forward-looking statements and may contain projections relating to financial results, economic conditions, trends and known uncertainties. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed in this Report. You should review the “Risk Factors” section of this Report for a discussion of the important factors that could cause actual results to differ materially from those described in or implied by the forward-looking statements contained in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

As used herein, the terms “Company,” “Auxilium,” “we,” “us,” or “our” refer to Auxilium Pharmaceuticals, Inc, and its subsidiaries.

PART I

ITEM 1.	Business

Company Overview

Company Description

We are a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. We currently have approximately 300 employees, including a sales and marketing organization of approximately 190 people. Our only marketed product, Testim®, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration. We reported revenues in 2007 of $95.7 million, an increase of 40% over the $68.5 million reported in 2006. According to National Prescription Audit data from IMS Health, Inc., or IMS, a pharmaceutical market research firm, Testim’s share of total prescriptions for the gel segment of the testosterone replacement therapy, or TRT, market was 21.5% for the month of December 2007, compared with 18.2% for the month of December 2006. For the full year 2007, Testim’s share of total prescriptions for the TRT market was 20.0%, versus 17.4% for the full year 2006.

Our current product pipeline includes:

Phase III:

•	XIAFLEX™ (clostridial collagenase for injection), formerly referred to as AA4500, for the treatment of Dupuytren’s contracture

Phase II:

•	XIAFLEX for the treatment of Peyronie’s disease

•	XIAFLEX for the treatment of Frozen Shoulder syndrome (or Adhesive Capsulitis)

Phase I:

•	AA4010, treatment for overactive bladder using our transmucosal film delivery system

Preclinical:

•	one pain product using our transmucosal film delivery system.

In addition to the above, we have the rights to develop seven other compounds for the treatment of pain using our transmucosal film delivery system and other products using our transmucosal film technology for treatment of urologic disease and for hormone replacement. We also have the option to license additional indications for XIAFLEX other than dermal products for topical administration.

Company Strategy

Our goal is to build a leading specialty biopharmaceutical company by focusing on disease states that we believe can be addressed through sales to predominantly specialist audiences, such as urologists, endocrinologists, certain targeted primary care physicians and subsets of orthopedic surgeons. We have an experienced development, regulatory and commercial team that has a proven track record. We intend to draw upon our track record and experience to successfully develop our product candidates. Our strategy will focus on developing and commercializing XIAFLEX, optimizing Testim’s commercial success and developing and commercializing products utilizing our transmucosal film technology delivery system.

Developing and Commercializing XIAFLEX. We believe that XIAFLEX represents a significant opportunity for us, and we are devoting what we believe to be the appropriate resources to the development and pre-commercialization of this product. For Dupuytren’s contracture and Peyronie’s disease, we believe there is a large unmet medical need for a non-surgical solution to these debilitating diseases and that the data from our well-controlled phase II studies and from an initial phase III study are encouraging. The product has received orphan drug designation in the U.S. for both indications, and our preliminary market research leads us to believe that urologists and orthopedic surgeons would be very likely to use the product to delay or avoid surgery. We believe that there are approximately 450,000 patients on an annual basis in the U.S. and Europe who could be candidates for XIAFLEX with approximately 240,000 for the treatment of Dupuytren’s contracture and approximately 210,000 for the treatment of Peyronie’s disease. These patients represent an annual market potential in excess of $1 billion, assuming that we are able to price treatments using XIAFLEX on a basis comparable to the cost of surgery for these indications. We have exclusive worldwide rights to develop, market and sell products containing XIAFLEX, other than dermal formulations labeled for topical administration. Specifically, we currently have rights to XIAFLEX for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome. We are exploring partnering opportunities for XIAFLEX in Europe as part of our ongoing evaluation of options to maximize the product’s potential in Europe. We believe that we have two broad options available to us to commercialize XIAFLEX in Europe, specifically doing it on our own or establishing a partnership. We believe we can only compare the merits of these two options after finding out what a potential out-licensing arrangement could bring. Therefore, the final decision as to how and by whom XIAFLEX will be commercialized in Europe depends on the results of discussions with potential partners.

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

•

Increase Testim market penetration. Through on-going evaluation of physician targeting and greater sales efficiencies, we intend to improve the effectiveness of our sales force. We will continue to work with accredited education groups, thought leaders and professional organizations to further educate physicians about diagnosis and the benefits of TRT, including Testim. We are focusing our 150 sales representatives on urologists, endocrinologists and certain key primary care physicians. This allows us to reach approximately 70% of the physicians that prescribe testosterone replacement therapies. We also have entered into two collaborations with partners for the international commercialization of Testim. Paladin Labs Inc., or Paladin, launched Testim in Canada during 2007, and Ipsen Pharma GmbH, or Ipsen, has been promoting Testim in Europe since 2005.

•

Expand market opportunities for Testim and TRT. A 2006 study that was published in The International Journal of Clinical Practice showed 39% of men over 45 years of age have low testosterone (total testosterone levels below 300 ng / dL). According to the U.S. Census Bureau, there were 43.6 million men aged 45 to 84 in 2000, and these figures are expected to increase to 54.6 million by 2010. As a result, we expect to see an increase in the number of potential patients over the coming years.

In addition, it has been demonstrated that low testosterone is associated with conditions such as diabetes, obesity, hyperlipidemia, chronic pain and HIV/AIDS. With improved medical and patient education around the implications of low testosterone and the favorable risk/benefit profile of treating with TRT, we believe physicians will be more proactive in identifying hypogonadism and treating patients. In 2007, the total prescriptions of gel market increased 17.7% over 2006.

We will continue to incorporate focused educational efforts to both physicians and consumers to create an increased awareness of both the prevalence and medical need for identifying and treating hypogonadism.

Developing and Commercializing Transmucosal Film Technology. We believe delivery of pharmaceuticals across the mucosal membrane of the mouth offers important advantages to patients, including the possibility to achieve therapeutic benefits with significantly lower doses of drug, and the possibility of a convenient, once or twice daily dosing regimen. Our transmucosal film product candidate for the treatment of overactive bladder (AA4010) is in phase I of development. We currently are willing to partner to further develop this product candidate. We have one pain product using our transmucosal film delivery system in pre-clinical development. We also have rights to seven additional pain products and products for hormone replacement and urologic disease using our transmucosal film delivery system.

XIAFLEX Opportunity

XIAFLEX is an injectable collagenase enzyme we in-licensed from BioSpecifics Technologies Corp., or BioSpecifics. Under our agreement with BioSpecifics, we have exclusive worldwide rights to develop, market and sell certain products containing XIAFLEX. Our licensed rights concern the development of products, other than dermal formulations labeled for topical administration. Currently, we are developing XIAFLEX for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome. We may expand our agreement with BioSpecifics, at our option, to cover other indications as they are developed by us or BioSpecifics.

Dupuytren’s Contracture

Disease state and market: Dupuytren’s contracture is a condition that affects the connective tissue that lies beneath the skin in the palm. The disease is progressive in nature. Typically, painful nodules develop in the palm as collagen deposits accumulate. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Currently, surgery is the only effective treatment. According to Dupuytren’s Disease by Leclercq published in 2000, the global prevalence of Dupuytren’s contracture among today’s Caucasian population is estimated to range from 3% to 6%. Common co-morbidities include diabetes, epilepsy, alcoholism or HIV. Dupuytren’s contracture is most common in men. It usually starts in adult life, with a peak incidence in people aged 40 to 60. In about 50% of patients, the disease affects both hands, and recurrence after surgical treatment is common (as high as 30% the first two years post-surgery; and 55% within 10 years of surgery). Due to the recurrent nature of the disease, multiple corrective surgeries are often required, which become increasingly complex. XIAFLEX is injected directly into the cord and the procedure could be performed in a physician’s office. We believe XIAFLEX as a treatment for Dupuytren’s contracture represents an attractive and addressable market for us as a specialty biopharmaceutical company.

Current treatment options: Surgical techniques used to treat patients with Dupuytren’s contracture fall into two major groups: fasciotomy which is simply cutting the Dupuytren’s cord and fasciectomy which is removing the cords of the diseased tissue. There is risk associated with surgery which includes scarring, infection, hematoma, skin necrosis, finger stiffness and injury to nerves and blood vessels. Several non-operative treatments, including radiotherapy, steroids, interferon and topical vitamin E, have been tried in Dupuytren’s disease, but none has been adopted in general use. No medicinal therapy attempted to date other than collagenase has been proven effective. Although preliminary observations suggest that intralesional interferon gamma may reduce the size of Dupuytren’s cords (Pittet et al., 1994), further data are needed to assess whether it offers any clinical benefits.

R&D status: An initial phase III study by BioSpecifics was comprised of a randomized, placebo-controlled, double-blind phase, as well as an open-label phase. Data from the double-blind phase showed that injecting XIAFLEX led to a 91% success rate in reducing joint contracture to within five degrees of normal, compared to the placebo group in which no patients achieved success. In the open-label phase, in which patients had additional joints treated with XIAFLEX, results showed that 88% of Metacarpophalangeal (MP) joints and 68% of Proximal Interphalangeal (PIP) joints were fully corrected. This study was published in The Journal of Hand Surgery in June 2007 and the data were consistent with phase II data previously published in The Journal of Hand Surgery in 2002. In December 2006, we suspended the dosing of patients in our ongoing phase III trials for XIAFLEX for the treatment of Dupuytren’s contracture in response to an issue related to the manufacture of clinical supplies. Phase III trials resumed in September 2007. In December, 2007, patient enrollment was completed in Auxilium’s second U.S. phase III pivotal trial (CORD I) and its Australian phase III study (CORD II) of XIAFLEX for the treatment of Dupuytren’s contracture. In accordance with the study design, all enrolled patients have received their first injection of either XIAFLEX or placebo. We were able to exceed enrollment targets in both studies, with greater than 300 patients enrolled in the CORD I and CORD II studies combined. Auxilium had targeted enrolling 216 patients in CORD I and 60 patients in CORD II. We expect to release top line efficacy results from these two trials in the second quarter of 2008. We have now completed enrollment in the U.S. JOINT I open label study. At this point we continue to actively enroll patients in JOINT II in Europe, and we expect to complete enrollment in the first quarter of 2008. As of March 5, 2008, we have enrolled approximately 890 patients in all of the clinical trials started in the third quarter of 2007 and these patients have received in excess of 1980 total injections.

Peyronie’s Disease

Disease state and market: Peyronie’s disease is characterized by a plaque or hard lump that occurs on the penis. It begins as a localized inflammation, which progresses to a hardened scar on the shaft of the penis that reduces flexibility and causes the penis to bend during erection. This may cause pain on erection and a deformity that may prevent sexual intercourse altogether. Our market research indicates that, aside from the physical consequences, depression and loss of self-esteem are common in men with Peyronie’s disease. According to Peyronie’s Disease, A Guide to Clinical Management by Levine, published in 2007, the prevalence of Peyronie’s disease has been increasing during the last 30 years and now ranges between 3.7% and 7.1%. However, the actual prevalence may be higher because of patients’ reluctance to report this embarrassing condition to their physicians. The pathogenesis of Peyronie’s disease appears to be multifactorial, with an interplay of genetic predisposition, trauma, and tissue ischemia. Generally, Peyronie’s disease is treated by urologists. To date, no medical therapy has been proven effective for the treatment of Peyronie’s disease. Surgical treatment may be an option for some patients, although complications as well as loss of penile length can occur.

Administration of XIAFLEX could be an in-office procedure in which the product is injected directly into the plaque causing the penile curvature. Early phase II clinical work with XIAFLEX in patients with Peyronie’s disease indicates that the product improves the curvature of the penis, and in some cases restores the ability to have sexual intercourse. Additional studies will be needed.

Current treatment options: As with Dupuytren’s contracture, there are no medicinal products approved for the treatment of Peyronie’s disease. There are very few prospective, blinded, randomized and controlled studies with standardized outcomes of sufficient power conducted to date to evaluate the proposed medicinal therapies. The following are therapies that have been used without much success: Vitamin E, Colchicine, Potassium Aminobenzoate (Potaba), Tamoxifen, Interferon a2a, Corticosteroids, and Energy Transfer Treatment including extracorporeal shock wave therapy (ESWT), laser and ultrasound therapy, and orthovoltage radiation. Surgical therapies include application techniques, graft-based techniques and prothetic techniques.

R&D status: Previous phase II studies by BioSpecifics indicate possible effectiveness of XIAFLEX in this disease state. We have conducted an animal study requested by FDA to determine the local effects of XIAFLEX injected in normal penile tissue. We expect to commence a phase IIb study for XIAFLEX as a treatment for Peyronie’s disease in the first half of 2008, assuming approval by the FDA of the animal study results and the proposed phase IIb protocol.

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

Current treatment options: The most common treatment for Frozen Shoulder syndrome is extensive physical therapy, corticosteroids and/or arthroscopy. Drugs are used to manage pain, but none have been demonstrated to have an impact on Frozen Shoulder syndrome.

R&D status: BioSpecifics has conducted a phase II clinical trial using XIAFLEX for the treatment of Frozen Shoulder syndrome. Three different doses of the enzyme were compared to placebo in this prospective, randomized, 60-subject trial. The results from this trial suggest that local injection of the enzyme is well-tolerated and may be effective in patients suffering from Frozen Shoulder syndrome. Additional studies are needed to assess the optimal dose and dosing regimen of XIAFLEX for this indication. We have started certain non-clinical activities that we believe are necessary for advancing the program to the next stage of clinical trials.

Testim Opportunity

Hypogonadism market

Hypogonadism, or low testosterone, is a disorder that affects millions of men in the U.S. A 2006 study in The International Journal of Clinical Practice showed that 39% of men over 45 years of age have low testosterone (total testosterone levels below 300 ng / dL). Hypogonadism also affects a high percentage of men with certain co-morbidities regardless of age. This study documented associations with other co-morbidities such as: Obesity (52%), Diabetes (50%) and Rheumatoid Arthritis (47%) 1. Other articles have highlighted associations with other conditions: HIV (30%)2, Erectile Dysfunction (18%)3 and up to 74% of men being treated with high doses of opioids for chronic pain4. The effects of low testosterone lead to symptoms such as low energy, diminished libido, adverse changes in body composition, irritability and poor concentration. According to a recent study, the impact of these symptoms on an afflicted person can be significant.

TRT is the standard treatment for hypogonadism. According to IMS, the total number of prescriptions within the TRT market has grown from 1.0 million to 2.9 million prescriptions between 2000 and 2007. Before 2000, the TRT market consisted of oral, injectable and patch therapies. In 2000, the first topical gel was introduced, and this product segment has been the driver of much of the total growth in the TRT market. According to IMS, the gel segment accounted for approximately 73% of the total prescriptions in the TRT market in the fourth quarter of 2007. Despite this growth, we estimate that approximately 10% of men with hypogonadism currently receive TRT. According to our physician research, this low diagnosis rate stems primarily from low patient and physician awareness of the symptoms, treatment options and monitoring requirements.

Testim has captured a significant portion of the gel prescription growth since its launch in early 2003, and held a 21.5% prescription share of this market in December 2007. In 2007, prescriptions of Testim grew by 35.2% compared to 2006. The gel market continued to drive the growth of the TRT market in 2007. Gel prescriptions grew 17.7% compared to 2006. All other formulations (injectables, patches, orals and buccals) combined increased 6% year over year.

[1]	Mulligan T. et al. Int J. Clin Pract 2006
[2]	Dobs A.S. Clin Endocrinol Metab. 1998
[3]	Bodie J. et al. J. Urol. 2003
[4]	Daniell H.W. J. Pain 2002

Source: IMS

We believe Testim’s growth has been due to Testim’s favorable clinical profile and our increased sales and marketing efforts in 2006 and 2007. Our sales organization of approximately 150 representatives promotes Testim to urologists, endocrinologists and key primary care physicians. We believe this focused, consistent messaging will continue to drive the recognition of hypogonadism and increase Testim prescriptions.

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

Clinical data supporting the advantages of Testim. We have designed and conducted our clinical trials to provide prescribing physicians with comprehensive information regarding Testim’s benefits. Since 2001, we have completed 16 clinical studies involving approximately 1,800 patients including the largest placebo controlled study (n=400) ever conducted to evaluate the benefits and risks of TRT. We conducted five of these studies using Testim and other TRT products, including a transdermal patch and the other commercial gel. The results from these five studies, taken together, demonstrate that in patients with hypogonadism, testosterone levels directly correlate with patient symptom improvement.

In October, 2007, the manuscript “Efficacy of Testosterone Gel Substitution (Androgel® or Testim) among sub-optimally responsive hypogonadal men” by L. Lipshultz, E. Grober, M. Khera, M. Espinoza was posted in the International Journal of Impotence Research web site. The data from this independent study show improvements in symptoms of decreased libido, energy levels and erectile function in 76 percent of hypogonadal men after switching brands of testosterone replacement gel therapy. Total testosterone levels increased significantly in patients who switched to Auxilium’s Testim ® 1% (testosterone gel) following suboptimal response to Solvay S.A.’s Androgel ® (testosterone gel) 1% but did not increase significantly in patients who switched from Testim to Androgel.

Cost effectiveness and convenience. We believe that, based on clinical data regarding testosterone levels in patients, market feedback from physicians, and the results of our clinical trials, a higher percentage of patients are treated with only one tube of Testim per day (one dose per day) compared to patients being treated with the other commercial gel who may need more than one dose of that product per day.

Broad prescription coverage. Currently, we have broad third-party payor reimbursement for Testim and Testim is covered by the majority of reimbursement plans.

Broad patent coverage. On January 22, 2008, the U.S. Patent and Trademark Office, or USPTO, issued U.S. Patent No. 7,320,968 covering Testim. The patent expires in January 2025 and has been listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. Continuations and a divisional application have been filed with the USPTO which if granted should expand patent claims covering Testim.

Transmucosal Film Technology

We are developing product candidates using an oral transmucosal drug delivery system based on patented technology licensed from Formulation Technologies, L.L.C., doing business as PharmaForm. The basis of this technology is a film that adheres to the upper gum. We have the exclusive worldwide right to use this technology platform in therapeutic products that contain hormones or that treat urologic disorders and in certain pain products. We currently have two product candidates using this technology:

•	AA4010, our therapy to treat overactive bladder, in phase I of development for which we expect to seek a partner to further develop the product; and

•	one pain product candidate in the pre-clinical phase of development for the management of pain.

Licensing

We have entered into agreements for the in-licensing of technology and products. We intend to pursue other licensing agreements and collaborations in the future.

Bentley Pharmaceuticals

We entered into two separate license agreements with Bentley Pharmaceuticals, Inc., or Bentley, that give us access to Bentley’s patented transdermal gel technology. In May 2000, Bentley granted us an exclusive, worldwide, royalty-bearing license to make and sell products incorporating Bentley’s formulation technology that contains testosterone. We produce Testim under this license. The term of this agreement is determined on a country by country basis and extends until the later of patent right termination in a country or 10 years from the date of first commercial sale. In May 2001, Bentley granted us similar rights for a product containing another hormone, the term of which is perpetual. Under these agreements, we are required to make up-front and milestone payments to Bentley upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval.

BioSpecifics

In June 2004, we entered into a development and license agreement with BioSpecifics and amended the agreement in May 2005 and December 2005 (the BioSpecifics Agreement). Under the BioSpecifics Agreement, we were granted exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ enzyme, which we refer to as XIAFLEX. Our licensed rights concern the development of products, other than dermal formulations labeled for topical administration, and currently, our licensed rights cover the indications of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome. We may further expand the BioSpecifics Agreement, at our option, to cover other indications as they are developed by us or BioSpecifics.

The BioSpecifics Agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. We may terminate the BioSpecifics Agreement upon 90 days prior written notice.

We are responsible, at our own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products (except for costs paid to third parties to develop the lyophilization of the injection formulation which shall be shared equally by Auxilium and BioSpecifics).

BioSpecifics has the option, exercisable no later than six months after FDA approval of the first New Drug Application or Biologics License Application with respect to a product, to assume the right and obligation to supply, or arrange for the supply from a third party other than a back-up supplier qualified by us, of a specified portion of our commercial product requirements. The BioSpecifics Agreement provides that we may withhold a specified amount of a milestone payment until:

•	BioSpecifics executes an agreement, containing certain milestones, with a third party for the commercial manufacture of the product

•	BioSpecifics commences construction of a facility, compliant with cGMP, for the commercial supply of the product; or

•	30 days after BioSpecifics notifies us in writing that it will not exercise the supply option.

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

We must pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage of net sales for products covered by the BioSpecifics Agreement. Such percentage may vary depending on whether BioSpecifics exercises the supply option. In addition, the percentage may be reduced if:

•	BioSpecifics fails to supply commercial product supply in accordance with the terms of the BioSpecifics Agreement;

•	market share of a competing product exceeds a specified threshold; or

•	we are required to obtain a license from a third party in order to practice BioSpecifics’ patents without infringing such third party’s patent rights.

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

Finally, we will be obligated to make contingent milestone payments upon the filing of regulatory applications and receipt of regulatory approval. Additional milestone obligations will be due if we exercise an option to develop and license XIAFLEX for additional medical indications. Pursuant to the BioSpecifics Agreement, the milestone for each additional indication is $500,000, except for cellulite which is $1,000,000.

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

We also entered into a research and development agreement with PharmaForm on a fee for service basis. We will be the sole owner of any intellectual property rights developed in connection with this agreement.

Manufacturing

We currently use, and expect to continue to depend on, contract manufacturers to manufacture Testim. We may depend on contract manufacturers to manufacture any products for which we receive marketing approval and to produce sufficient quantities of our product candidates for use in preclinical and clinical studies.

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

Testim

DPT. Testim is manufactured for us by DPT Laboratories, Ltd., or DPT, pursuant to a manufacturing and supply agreement that expires on December 31, 2010. During the term of the agreement, subject to our right to qualify and order Testim from a back-up supplier, DPT is required to manufacture all of our worldwide commercial requirements of Testim. The manufacturing fees paid to DPT are based upon the specified annual volume of Testim ordered by us. If we order less than a specified amount of Testim in any calendar year, the parties are required to negotiate to establish new manufacturing fees, with the understanding that DPT will continue to produce Testim for a specified minimum period in order to enable us to identify and utilize another supplier. DPT may terminate the agreement only upon our insolvency or bankruptcy or upon our breach of the agreement. We have qualified a back-up supplier.

Testosterone, a non-animal derived hormone, is currently available to us from only two sources. We purchase testosterone from both sources but do not have an agreement with either of these suppliers. We acquire CPD, a critical ingredient for the manufacture of Testim, from a single source. We endeavor to maintain what we believe is an adequate inventory of the key ingredients of Testim.

XIAFLEX

Horsham. In September 2006, we leased a 50,000 square foot biological manufacturing facility in Horsham, Pennsylvania that we are using to produce the active ingredient of XIAFLEX. The initial term of the lease expires on January 1, 2017. We believe we will be the sole supplier of the active pharmaceutical ingredient for commercial supply of XIAFLEX and will use a contract manufacturer to fill and lyophilize the XIAFLEX bulk substance and produce sterile diluent.

Cobra. We qualified Cobra Biologics Ltd., or Cobra, as the supplier of XIAFLEX for use in our clinical trials. In July 2005, we entered into an agreement with Cobra for the process development, scale up and manufacture of XIAFLEX for phase II/III clinical trials (the Manufacturing Agreement). Through an agreement dated July 14, 2006 (the Amended Manufacturing Agreement), we terminated the Manufacturing Agreement and agreed that Cobra will manufacture the XIAFLEX batches needed for clinical trials and for the Biological License Application (BLA) to be filed under the U.S. Federal Food, Drug and Cosmetic Act and related applicable regulations and will provide related services upon our request. In November 2006, we entered into a letter agreement with Cobra (the Amendment) that further amended the Amended Manufacturing Agreement.

Althea. Pursuant to our agreement with Althea Technologies, Inc., or Althea, Althea filled and lyophilized the XIAFLEX bulk substance, manufactured placebo and produced sterile diluent for XIAFLEX used in our clinical trials.

BioSpecifics. Under the terms of our agreement with BioSpecifics, BioSpecifics has the option, exercisable no later than six months after FDA approval of the first New Drug Application or Biologics License Application with respect to a product, to assume the right and obligation to supply, or arrange for the supply from a third party other than a back-up supplier qualified by us, of a specified portion of commercial product required by us. The terms of our agreement with BioSpecifics are summarized above.

Distribution

We have secured collaboration partners for the sale of Testim in geographic locations where we do not have our own sales force. We may pursue other collaborations for Testim and other products in the future.

Ipsen

We entered into a license and distribution agreement with Ipsen in March 2004. This agreement is exclusive and royalty-bearing for the longer of ten years from the date of first commercial sale by country or the life of the Bentley patent, including any newly issued patents. The European patent that we license from Bentley for Testim expired in November 2006. The European Patent Office granted a new patent, which is included in our license from Bentley, on August 29, 2007. That patent will expire in April 2023. Ipsen is a European pharmaceutical company with a worldwide commercial presence and a strong urology focus. Under this agreement, we granted Ipsen an exclusive license to use and sell Testim on a worldwide basis outside the U.S., Canada, Mexico, and Japan, and in January 2008, we amended that agreement to exclude, in addition, China, Poland, Russia, and South Korea and their territories and possessions. The terms of this agreement require Ipsen to purchase all Testim supply from us or exercise their conditional option for a technology transfer and to make up-front, milestone and royalty payments. Future milestone payments will be due upon regulatory approval, product launch in various countries and supply price reductions. The royalty payments are based on net product revenue and are similar to royalty payments due to Bentley.

Paladin

We entered into a license and distribution agreement with Paladin in December 2006. We granted Paladin an exclusive license to use and sell Testim in Canada. The terms of this agreement require Paladin to purchase all Testim supply from us and to make up-front, milestone and royalty payments.

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

AndroGel

The primary competition for Testim in the TRT market is AndroGel, marketed by Solvay Pharmaceuticals, Inc., or Solvay. Solvay has the advantage of having launched AndroGel three years prior to Testim. Watson Pharmaceuticals, Inc., or Watson, began co-promoting AndroGel with Solvay in late 2006, and Par Pharmaceutical Companies, Inc., or Par, began co-promoting AndroGel in early 2007. Solvay and its co-promotion partners collectively have more than 600 sales representatives detailing AndroGel. According to IMS, as of December 31, 2007, AndroGel accounted for 78.5% of the gel prescriptions, down from 81.8% in December, 2006. This resulted from AndroGel’s share declining each quarter in 2007, while Testim’s share of the gel market increased.

Other Delivery Options

Testim also competes with other TRTs such as injectables, patches, orals and a buccal tablet. The injectables have maintained presence in the market due to the low cost compared to the transdermal options. There are also a significant number of patients who prefer getting a shot every two to three weeks instead of utilizing a daily application of another product. Physicians perceive the disadvantage of the injectables as being the fact that many patients’ testosterone levels rise past the normal barrier of 1000 ng/dl which leads to a wide flux of levels in a patient and the potential for side effects such as gynecomastia. Androderm® is a transdermal testosterone patch marketed by Watson. Androderm is the leading patch product and accounted for approximately 7.4% of total TRT prescriptions in December 2007. The number of Androderm prescriptions has decreased in the last year. The buccal therapy accounts less than 1% of total TRT prescriptions in December 2007.

Generic Competition

In July 2003, Watson and Par filed abbreviated new drug applications, or ANDAs, with the FDA to be approved as generics for AndroGel. In response to these ANDAs, Solvay filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. In 2006, all the subject companies reached an agreement pursuant to which Watson and Par agreed not to bring a generic to Androgel to the market until 2015. During this time frame, Solvay, Watson and Par will co-promote AndroGel. Any generic for AndroGel will not be a generic for Testim, since Testim is BX rated (or non-substitutable) with AndroGel. Other pharmaceutical companies may develop generic versions of any products that we commercialize that are not subject to patent protection or other proprietary rights. Governmental and other cost containment pressures may result in physicians writing prescriptions for these generic products.

Future Delivery Options

In addition to potential generic competition, several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. and the rest of the world. Based on publicly available information, we believe that these products are in the development phases noted below.

Phase III—Indevus Pharmaceuticals, Inc. has licensed a long acting testosterone injection that is currently marketed in Europe under the trade name, Nebido. With a Prescription Drug User Fee Act, or PDUFA, date of June 27, 2008, we believe that this product would be launched in the U.S. in 2008 if approved by the FDA. This product may enhance compliance with some patients and should be considered as competition to Testim if it were to launch. Ardana Plc, a U.K. company, is developing a testosterone cream for the U.S. market. ProStrakan Group Plc has formed a strategic alliance with NovaQuest, the strategic partnering group of Quintiles Transnational Corporation to commercialize a 2% testosterone gel that began phase III in the third quarter of 2007 under a Special Protocol Assessment. BioSante Pharmaceuticals/Teva Pharmaceutical Industries Ltd. are projected to submit a New Drug Application, or NDA, in the third quarter of 2008 for what they are calling a Bio-T-Gel.

Phase II— Acrux Limited is developing a metered-dose lotion which is targeted to enter phase III in the second quarter of 2008. Clarus Therapeutics, Inc. is developing an oral controlled release testosterone which is in phase II. MacroChem Corporation has developed a testosterone gel that has completed phase I.

Other—Another potential introduction into the marketplace is an oral therapy, called Androxal, from Repros Therapeutics, Inc. or Repros. This molecule is designed to restore normal testosterone production in males rather than externally replacing testosterone like the current alternatives. However, Repros has been informed by the FDA that testosterone levels or Quality of Life measures will not be acceptable for Phase III trials for hypogonadism. Hence, Repros is considering other potential indications. Other new treatments are being sought for TRT, including a new class of drugs called Selective Androgen Receptor Modulators, or SARMs as well as enhanced hydroalcoholic gel formulation of hydrotestosterone. These products are in development and their future impact on the treatment of testosterone deficiency is unknown.

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

We have received marketing approval for Testim for the indication of hypogonadism in the U.S., the U.K., Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain and Sweden. Approval in the specified European countries was via the Mutual Recognition Procedure. In May 2006, we received marketing approval for Testim in Canada. In Europe, Testim has been launched in Belgium, Denmark, Finland, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden, and the U.K. In December 2007, Ipsen notified Auxilium that a decision was made (for non-safety reasons) to withdraw Testim from the market in Denmark, Finland, and Sweden.

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

The steps required before a drug may be marketed in the U.S. include:

•	preclinical laboratory tests, animal studies, formulation, and stability studies;

•	submission to the FDA of an investigational new drug exemption, or IND, which must become effective before human clinical trials may begin;

•	execution of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication for which approval is sought;

•	submission to the FDA of a NDA or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP; and

•	FDA review and approval of the NDA or BLA, or any supplements thereto, including, if applicable, a determination of its controlled substance schedule.

                Preclinical studies generally are conducted in laboratory animals to evaluate the potential safety and activity of a product. Violation of the FDA’s good laboratory practices regulations can, in some cases, lead to invalidation of the studies, requiring these studies to be replicated. In the U.S., drug developers submit the results of preclinical trials, together with manufacturing information and analytical and stability data, to the FDA as part of the IND, which must become effective before clinical trials can begin in the U.S. An IND becomes effective 30 days after receipt by the FDA unless before that time the FDA raises concerns or questions about the proposed clinical trials outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these concerns or questions are unresolved, the FDA will not allow the clinical trials to commence.

                Clinical trials involve the administration of the investigational product candidate or approved products to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in assessing the safety and the effectiveness of the drug. Typically, clinical evaluation involves a time-consuming and costly three-phase sequential process, but the phases may overlap. Each trial must be reviewed, approved and conducted under the auspices of an independent institutional review board, and each trial must include the patient’s informed consent. Phase II and III trials must be registered in a government database of trials. The following sets forth a brief description of the typical phases of clinical trials:

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

                Assuming successful completion of the required clinical trial, drug developers submit the results of preclinical studies and clinical trials, together with other detailed information including information on the chemistry, manufacture and control of the product, to the FDA, in the form of an NDA or BLA, requesting approval to market the product for one or more indications. In most cases, the NDA/BLA must be accompanied by a substantial user fee. The FDA reviews an NDA/BLA to determine, among other things, whether a product is safe and effective for its intended use. FDA can determine that a risk evaluation and mitigation strategy, or REMS, is necessary to ensure that the benefits of the drug outweigh its risks. The REMS includes periodic assessments of the strategy and can include potential patient and healthcare providers communications plan, training obligations, monitoring, registries and other elements to ensure the drug will be used safely.

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

                The testing and approval process requires substantial time, effort and financial resources, which may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications or place other conditions, including restrictive labeling, REMS, or restrictions on distribution as a condition of any approvals, which may impair commercialization of the product. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

                If the FDA approves the NDA or BLA, the drug can be marketed to physicians to prescribe in the U.S. After approval, the drug developer must comply with a number of post-approval requirements, including delivering periodic reports to the FDA (i.e., annual reports), submitting descriptions of any adverse reactions reported, biological product deviation reporting, and complying with drug sampling and distribution requirements. The holder of an approved NDA/BLA is required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP which imposes procedural and documentation requirements relating to manufacturing, quality assurance and quality control. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional studies to evaluate long-term effects.

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

The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills on some kinds of pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Testosterone, the active drug substance in Testim, has been scheduled under the Controlled Substances Act as a Schedule III substance. All regular Schedule III drug prescriptions must be signed by a physician and may not be refilled. Furthermore, the amount of Schedule III substances we can obtain for clinical trials and commercial distribution is limited by the Drug Enforcement Agency, or DEA, and our quota may not be sufficient to complete clinical trials or meet commercial demand, if any. In addition to federal scheduling, Testim is subject to state-controlled substance regulation and may be placed in more restrictive schedules than those determined by the U.S. Drug Enforcement Agency and the FDA. However, to date, testosterone has not been placed in a more restrictive schedule by any state.

Foreign Regulation

Whether or not we obtain FDA approval for a product, we must obtain approval of a clinical trial or product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country’s regulations, clinical trials conducted outside of the U.S. typically are administered with the three-phase sequential process that is discussed above under “U.S. Government Regulation”. The foreign equivalent of an IND, a Clinical Trial Application, or CTA, is a prerequisite to performing pilot studies or phase I clinical trials in certain European countries.

Under European Union, or E.U., regulatory systems, we may submit marketing authorization applications either under centralized or decentralized procedures. The centralized procedure which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all E.U. member states. This authorization is a marketing authorization approval. Two decentralized procedures exist as alternatives for approval of products that are not obligated to be submitted by the centralized procedure. The first is the Mutual Recognition procedure, or MRP, which provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization for a product may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. The second procedure, the Decentralized Procedure, was newly established in 2005. This procedure is available to products that have not been approved anywhere in the E.U. The application is submitted simultaneously in the reference member state chosen by the applicant and as desired by applicant. The reference member state carries out the main assessment and consults with the other member states during the process. Like the MRP, approval via this process results in national marketing approvals in the territories where scientific approval was received. All products, irrespective of the route of filing, are afforded 10 years of market exclusivity and eight years of data protection. An additional year of market exclusivity, providing a total of 11 years of market exclusivity, can be obtained for products on approval of an additional indication where that indication represents a significant clinical benefit and significant pre-clinical or clinical studies were carried out in support of the additional indication.

We received approval for Testim in the U.K. in June 2003. A mutual recognition application based on the U.K. approval was initiated in March 2004. The procedure was completed in June 2004 and resulted in scientific approval in the following 14 additional countries: Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, The Netherlands, Norway, Portugal, Spain and Sweden. Marketing approvals have been issued in each of these countries. Testim has been launched in Belgium, Denmark, Finland, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden, and the U.K. In addition, in May 2006, we received marketing approval for Testim in Canada. In December 2007, Ipsen notified Auxilium that a decision was made by Ipsen (for non-safety reasons) to withdraw Testim from the market in Denmark, Finland, and Sweden.

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

Physician Self-Referral Laws. We also may be subject to federal and/or state physician self-referral laws. Federal physician self-referral legislation (known as the Stark law) prohibits, subject to certain exceptions, a physician from referring Medicare or Medicaid patients to an entity to provide designated health services, including, among other things, certain radiology and radiation therapy services and clinical laboratory services in which the physician or a member of his immediate family has an ownership or investment interest or has entered into a compensation arrangement. The Stark law also prohibits the entity receiving the improper referral from billing any good or service furnished pursuant to the referral. The penalties for violations include a prohibition on payment by these government programs and civil penalties for participation in a circumvention scheme. Various state laws also contain similar provisions and penalties.

False Claims. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. Violations of the federal False Claims Act may result in penalties equal to three times the damages which the government sustained, an assessment, civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.

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

There are also several new state laws that require the reporting and disclosure of gifts or other value given to health care providers, the disclosure of certain advertising and promotion expenditures and pricing information, and the posting of our compliance plan on our Web site.

Compliance Program

The healthcare laws and fraud and abuse laws applicable to our business are complex and subject to variable interpretations. We maintain certain compliance review, education and training and other programs to further our commitment to high standards of ethical and legal conduct and to minimize the likelihood that we would engage in conduct or enter into arrangements in violation of applicable authorities. For example, we have (i) established a compliance team consisting of representatives from our Legal, Human Resources and Regulatory Affairs/Quality Assurance departments that meets regularly; (ii) established a compliance hotline that permits our employees to report anonymously any compliance issues that may arise; and (iii) instituted other safeguards intended to help prevent any violations of the applicable fraud and abuse laws and healthcare laws, and to remediate any situations that could give rise to violations. We also review our transactions and agreements, both past and present, to help assure they are compliant.

Through our compliance efforts, we constantly strive to structure our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert non-compliance with respect to our business operations and relationships including these isolated arrangements. While there have been no claims asserted against us for alleged non-compliance with fraud and abuse laws and other healthcare laws, if a claim were asserted and we were not to prevail, possible penalties and sanctions could have a material effect on our financial statements or our ability to conduct our operations.

Third-party Reimbursement and Pricing Controls

In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. To date, we have not experienced any problems with third-party payors; however, third-party payors increasingly are challenging the prices charged for medical products and services. It is, and will be, time consuming and expensive for us to go through the process of seeking reimbursement from Medicaid, Medicare and private payors. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs through Medicare which may affect the marketing of our products. We elected to participate in the newly enacted Medicare Part D program at the beginning of 2006. The impact that this program will have on Testim may take more time to determine as the competitive environment develops. We feel given the age of the population that suffers from hypogonadism that more men will have access to this therapy than previously.

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

Bentley. We have licensed the underlying technology for Testim, our only approved product, from Bentley. The patents that we license from Bentley for Testim cover methods, compositions and formulations for administering drugs, such as testosterone, across the skin and mucus membranes. In the U.S., there is a methods and composition patent that expires in June 2008, and a method of use patent that expires in January 2025. Bentley has filed continuation and divisional applications with the U.S. Patent and Trademark Office, or USPTO, which would provide us with further market protection if a patent or patents issue from any of these applications. In Canada, there are two patents covering Testim, one that expires in January 2010 and another that expires in 2023. The patent recently issued by the European Patent Office covering Testim expires in April 2023. Bentley also has submitted a patent application in Japan that is awaiting examination. All of these patents and any patents that issue from the pending applications are included in our license from Bentley. Testosterone, the active ingredient in Testim, does not have patent protection and is included in competing TRT products.

BioSpecifics. We licensed XIAFLEX, our product candidate for the treatment of Dupuytren’s contracture, Peyronie’s disease, and Frozen Shoulder syndrome, from BioSpecifics. In addition to the marketing exclusivity which comes with its orphan drug status in the U.S. as a treatment for Dupuytren’s contracture and Peyronie’s disease, the enzyme underlying this product candidate is covered by two use patents in the U.S., one for the treatment of Dupuytren’s contracture and one for the treatment of Peyronie’s disease. The Dupuytren’s patent, which issued from a reissue proceeding in December 2007, expires in 2014, and the Peyronie’s patent expires in 2019. Both patents are limited to the use of the enzyme for the treatment of Dupuytren’s contracture and Peyronie’s disease within certain dose ranges. While we believe that dose optimization trials in Peyronie’s Disease will demonstrate that effective dosing will fall within the patented range, currently, there is not enough data to establish whether the ultimate approved product will be covered by the patents. While XIAFLEX does not have orphan drug status for any indication in Europe, foreign patents cover these products in certain countries, and on approval of XIAFLEX for a first indication in Europe, the product will benefit from 10 years of market exclusivity and 8 years of data exclusivity. We may obtain an additional year of market exclusivity if the regulatory authorities approve an additional indication that they determine to represent a significant clinical benefit.

In January 2005, a patent application was filed with regard to XIAFLEX for the treatment of Frozen Shoulder syndrome. If this patent is granted, it would expire in 2026. In January 2006, we filed a patent application with regard to the manufacturing process for XIAFLEX; if this patent is granted, it would expire in January 2027.

PharmaForm. We have licensed the transmucosal film technology for our overactive bladder and pain product candidates from PharmaForm. The U.S. patent that we license from PharmaForm expires in 2020. We have filed three patent applications originally in the U.S., now pending as international applications, covering this technology. If patents issue from these applications, they would expire in 2027.

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

The FDA granted orphan drug status to XIAFLEX in the U.S. for each of the treatments of Dupuytren’s contracture and Peyronie’s disease. The designations for the treatment of Dupuytren’s contracture and Peyronie’s disease have been transferred to us. Orphan drug status means that, if XIAFLEX is the first product to receive FDA approval for the orphan indications, another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to seven years in the U.S.

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

Employees

As of December 31, 2007, we had approximately 300 employees. We believe that our relations with our employees are good and we have no history of work stoppages. Generally, our employees are at-will employees. However, we have entered into employment agreements with certain of our executive officers.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F. Street, N.E., Washington, DC 20549, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also obtain our SEC filings free of charge from the SEC’s Internet Web site at www.sec.gov.

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

We have incurred significant losses since our inception, including net losses of $40.7 million for the twelve months ended December 31, 2007. As of December 31, 2007, we had an accumulated deficit of $224.2 million. We expect to continue to incur substantial expenses as we:

•	market and sell Testim, our only approved product, through our sales force;

•

develop XIAFLEX™ (clostridial collagenase for injection), formerly referred to as AA4500, our product candidate for the treatment of Dupuytren’s contracture, Peyronie’s disease and Adhesive Capsulitis, or Frozen Shoulder syndrome; AA4010, our overactive bladder transmucosal film product candidate; and our pain transmucosal film product candidate and any other product candidates that we license or acquire;

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

As a development stage company, our future results are unpredictable, and therefore, our common stock is a highly speculative investment.

We commenced operations in the fourth quarter of 1999 and have a limited operating history for you to evaluate our business. Accordingly, you must consider our prospects in light of the risks and difficulties encountered by companies in their early stages. The risks and difficulties that we may encounter include:

•	increasing the sales of Testim, our only product with marketing approval;

•

successfully developing, obtaining marketing approval for and manufacturing or having manufactured our current product candidates, including XIAFLEX for the treatment of Dupuytren’s contracture, Peyronie’s disease, and Frozen Shoulder syndrome, AA4010 for the treatment of overactive bladder and our pain transmucosal film product candidate;

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

Our only product with marketing approval is Testim and our product revenues to date have been generated solely from the sale and out-licensing of Testim. Until such time as we develop, acquire or in-license additional products that are approved for marketing, we will continue to rely on Testim for all of our revenues. Accordingly, our success depends significantly on our ability to increase sales of Testim. Our sales and marketing efforts may not be successful in increasing prescriptions for Testim. Sales of Testim are subject to the following risks, among others:

•	growth of the overall androgen market which may be influenced by the sales and marketing efforts of our competitors;

•	acceptance by the medical community or the general public of Testim or testosterone as a safe or effective therapy for hypogonadism;

•	increasing awareness and continued acceptance of hypogonadism by the medical community, regulators or the general public as a medical disorder requiring treatment;

•	illegal substitution by pharmacists of AndroGel for Testim;

•	pressures from existing or new competing products, including generic products, that may provide therapeutic, convenience or pricing advantages over Testim or may garner a greater share of voice;

•	failure of third-party payors to provide coverage and sufficient reimbursement for Testim; and

•	impact of coverage and reimbursement changes, including Medicare Part D coverage and reimbursement.

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

Our operations to date have generated substantial and increasing needs for cash. Our negative cash flows from operations are expected to continue for at least the foreseeable future. Our strategy contains elements that we will not be able to execute without outside funding. Specifically, we may need to raise additional capital to:

•	enhance or expand our sales and marketing efforts for Testim or other products we may co-promote, acquire, in-license or develop;

•	fund our product development, including clinical trials;

•	commercialize and supply any product candidates that receive regulatory approval;

•	acquire or in-license approved products or product candidates or technologies for development; and

•	acquire another company.

We believe that our existing cash resources and interest on these funds will be sufficient to meet our anticipated operating requirements through the second quarter of 2009. Our future funding requirements will depend on many factors, including:

•	Testim market acceptance and sales growth;

•	our ability to realize sales efficiency and effectiveness of our sales force;

•	growth of the overall androgen market which may be influenced by the sales and marketing efforts of our competitors;

•	entry into the marketplace of competitive products;

•	third-party payor coverage and reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the accuracy of market research regarding the commercial potential of XIAFLEX for a particular indication and any of our product candidates;

•	the market acceptance and sales growth of XIAFLEX for a particular indication and any of our product candidates upon regulatory approval;

•	the costs of supplying and commercializing XIAFLEX and any of our product candidates;

•	increased administrative costs to support a growing infrastructure;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies.

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

Variations in our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. We are a relatively new company and our sales prospects are uncertain. We have been selling Testim, our only approved product, since the first quarter of 2003 and cannot predict with certainty the timing or level of sales of Testim in the future. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under these “Risk Factors,” specific factors that may cause fluctuations in our operating results include:

•	demand and pricing for Testim, including any change in wholesaler purchasing patterns or cost structures for our products or their services;

•	growth of the overall androgen market which may be influenced by the sales and marketing efforts of our competitors;

•	prescription levels relating to physician and patient acceptance of, and prescription costs for, Testim or any of our future products;

•	government or private healthcare reimbursement policies;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	introduction of competing products, including generics;

•	any interruption in the manufacturing or distribution of Testim or any of our future products;

•	the timing and results of clinical trials for our product candidates;

•	the costs incurred in the manufacture of Testim and our product candidates;

•	our operating expenses, many of which are relatively fixed;

•	timing and costs associated with any new product or technology acquisitions we may complete;

•	variations in our rates of product returns, allowances and rebates and discounts; and

•	milestone payments.

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

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of March 7, 2008, we held $5.8 million of taxable auction rate securities, or ARS, which are classified as short-term investments. These investments are private placement securities with long-term stated maturities for which interest rates are reset through a “Dutch” auction every 28 or 35 days. They carry AAA/Aaa ratings and are backed by student loans which carry guarantees as provided under the Federal Family Education Loan Program of the U.S. Department of Education. The Dutch auctions have in the past provided a liquid market for these types of securities. With the liquidity issues experienced in global credit and capital markets, auctions of all the ARS we hold experienced failed auctions, beginning on February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. If the uncertainties in the credit and capital market continue, these markets deteriorate further or there are ratings downgrades on any of the ARS we hold, we may be required to adjust the value of these investments through an impairment charge to earnings, if the fair value of these securities has declined to below their cost and such decline is assessed to be “other than temporary” under SFAS No. 115. Further, we may not be able to liquidate these investments until successful auctions occur, a buyer outside the auction process is found, the issuer calls these debt securities, or the securities mature.

Risks Related to Compliance

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

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the SOA to report annually on our internal control over financial reporting. If we, or our independent registered public accounting firm, determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers.

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

The process of developing product candidates involves a high degree of risk and may take several years. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	clinical trials may show our product candidates to be ineffective or not as effective as anticipated or to have harmful side effects or any unforeseen result;

•	our inability to enroll patients in clinical trials within the expected timeframes;

•	our inability to obtain authorization from FDA or other regulatory authority to initiate clinical trials within the expected timeframes;

•	product candidates may fail to receive regulatory approvals required to bring the products to market;

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

In addition, developing product candidates is very expensive and will have a significant impact on our ability to generate profits. Factors affecting our product development expenses include:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	the cost and timing of manufacturing clinical or commercial supplies of product candidates, including the cost and timing of the implementation of any necessary corrective actions;

•	regulatory approval of tradenames for our product candidates and the timing thereof;

•	our ability to raise any additional funds that we need to complete our trials;

•	the number and outcome of clinical trials conducted by us and/or our collaborators;

•	the number of products we may have in clinical development;

•	in-licensing or other partnership activities, including the timing and amount of related development funding, license fees or milestone payments; and

•	future levels of our revenue.

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

Prior to commencing clinical trials in the U.S., we must have an effective IND for each of our product candidates. An IND has been filed and is effective for XIAFLEX for the treatment of Dupuytren’s contracture, XIAFLEX for the treatment of Peyronie’s disease, and XIAFLEX for the treatment of Frozen Shoulder syndrome; however, INDs have not been filed for AA4010 or our pain transmucosal film product candidate. We will not be able to commence clinical trials in the U.S. for these product candidates until we file, and the FDA fails to object to, an IND for each candidate. The foreign equivalent of an IND, a Clinical Trial Application (CTA) is a prerequisite to performing pilot studies or phase I clinical trials in many European countries. A CTA has been filed in select European countries and is effective for XIAFLEX for the treatment of Dupuytren’s contracture.

We have four projects in clinical development, specifically XIAFLEX for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome, and AA4010. Completion of clinical trials for each product candidate will be required before commercialization. In December 2006, we suspended the dosing of patients in our ongoing phase III trials for XIAFLEX for the treatment of Dupuytren’s contracture because of an issue related to the manufacture of clinical supplies of XIAFLEX and, as a result, the FDA placed a clinical hold on our XIAFLEX trials for the treatment of Dupuytren’s contracture and Peyronie’s disease. The FDA lifted the clinical hold in August 2007 and cleared us to resume our XIAFLEX trials. With regard to the development of XIAFLEX for the treatment of Peyronie’s disease, the FDA is requiring that certain additional pre-clinical studies be completed prior to the initiation of the phase IIb study or any other human study for Peyronie’s disease. If we experience delays in, or termination of, clinical trials, or fail to enroll patients in clinical trials in a timely manner, or if the cost or timing of the regulatory approval process increases, our financial results and the commercial prospects for our product candidates will be adversely impacted. In addition, our product development costs would increase and our ability to generate additional revenue from new products could be impaired.

Adverse events or lack of efficacy in our clinical trials may force us to stop development of our product candidates, prevent regulatory approval of our product candidates, or impact our existing products which could materially harm our business.

Patients participating in the clinical trials of our product candidates may experience serious adverse health events. A serious adverse health event includes death, a life-threatening condition, hospitalization, disability, congenital anomaly, or a condition requiring intervention to prevent permanent impairment or damage. The occurrence of any of these events could interrupt, delay, suspend or halt clinical trials of our product candidates and could result in the FDA, or other regulatory authorities, denying approval of our product candidates for any or all targeted indications. Also, the occurrence of any of these events could impact our existing products. An institutional review board or independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. Our product candidates may prove not to be safe for human use. Any delay in the regulatory approval of our product candidates could increase our product development costs and allow our competitors additional time to develop or market competing products. If our product candidates do not receive the necessary regulatory approval, we may remain reliant on sales of Testim as our sole source of revenue.

Our failure to successfully in-license or acquire additional technologies, product candidates or approved products could impair our ability to grow.

We intend to in-license, acquire, develop and market additional products and product candidates so that we are not solely reliant on Testim sales for our revenues. Because we have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products or technologies to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates, products and technologies. To date, we have in-licensed the formulation technology underlying Testim from Bentley, the transmucosal film technology underlying AA4010 and our pain transmucosal film product candidate from PharmaForm, and the enzyme underlying XIAFLEX from BioSpecifics Technologies Corp., or BioSpecifics.

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

Since our inception, we have acquired the underlying technology for Testim and all of our product candidates through in-licensing arrangements. The underlying technology for Testim was licensed from Bentley. The transmucosal film technology underlying AA4010 and the pain product candidates was licensed from PharmaForm. XIAFLEX, our product candidate for Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome, was licensed from BioSpecifics. One of our strategies for business expansion is the acquisition of additional products and product candidates. We may attempt to acquire these product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. If we undertake an acquisition, the process of integrating any newly acquired business, technology, service or product into our existing operations could be expensive and time consuming and may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials or not reaching its forecasted commercial potential. We may fund any future acquisition by issuing equity or debt securities, which could dilute your ownership percentage or limit our financial or operating flexibility as a result of restrictive covenants related to new debt. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed. If we are unable to acquire and successfully integrate product candidates through in-licensing or the acquisition of businesses, services or products, we may remain reliant solely on Testim sales for revenue. In pursuing our acquisition strategy, we may expend significant management time, consulting costs and legal expenses without consummating a transaction.

Risks Related to Regulatory Approval of Our Product Candidates

We are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

The testing, development, manufacture and distribution of our products are subject to regulation by numerous governmental authorities in the U.S., Europe and the rest of the world. These regulations govern or affect the testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, advertising and promotion of Testim and our product candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve facilities for testing or manufacture of products as well as refusal to approve products for commercialization. Noncompliance with any applicable regulatory requirements also can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the manufacturing, testing, labeling, promotion, marketing and distribution of our products may change in the U.S. or the other jurisdictions in which we may have obtained or be seeking regulatory approval for our products or product candidates. Such changes may increase our costs and adversely affect our operations.

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

Other than Testim, all of our other product candidates are in preclinical or clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. An IND has been filed and is effective for XIAFLEX for the treatment of Dupuytren’s contracture, XIAFLEX for the treatment of Peyronie’s disease, and XIAFLEX for the treatment of Frozen Shoulder syndrome; however, INDs have not been filed for AA4010 or our pain transmucosal film product candidate. The regulatory approval process typically is extremely expensive, takes many years and the timing or likelihood of any approval cannot be accurately predicted. The foreign equivalent of an IND, a CTA, is a prerequisite to performing pilot studies or phase I clinical trials in many European countries. A CTA has been filed in select European countries and is effective for XIAFLEX for the treatment of Dupuytren’s contracture.

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

Even though we have received regulatory approval for Testim, and even if we receive regulatory approval and satisfy the above criteria for any of our other product candidates, physicians may not prescribe, and patients may not accept, our products if we do not promote our products effectively. Factors that could affect our success in marketing our products include:

•	the adequacy and effectiveness of our sales force and that of any co-promotion partners or international partner’s sales force;

•	the adequacy and effectiveness of our production, distribution and marketing capabilities and those of our international partners;

•	the success of competing products, including generics; and

•	the availability and extent of reimbursement from third-party payors.

If any of our products or product candidates fails to achieve market acceptance, we may not be able to market and sell the products successfully, which would limit our ability to generate revenue and could harm our business.

If testosterone replacement therapies are perceived to create or create health risks, our sales of Testim may decrease and our operations may be harmed.

Publications have, from time to time, suggested potential health risks associated with testosterone replacement therapy, or TRT. Potential health risks are described in various articles, including a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed are fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, increased cardiovascular disease risk and the suppression of sperm production. It is possible that studies on the effects of TRT could demonstrate these or other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact Testim sales. In addition, investors may become concerned about these issues and decide to sell our common stock. These factors could adversely affect our business and the price of our common stock.

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

In addition to potential generic competition, several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. Based on publicly available information, we approximate that these products are in the development phases noted below.

Phase III—Indevus Pharmaceuticals, Inc. has licensed a long acting testosterone injection that is currently marketed in Europe under the trade name, Nebido. With a PDUFA date of June 27, 2008 we believe that this product could be launched in the U.S. in 2008 if approved by the FDA. This product may enhance compliance with some patients and would be considered as competition to Testim if it were to launch. Ardana plc, a U.K. company, is developing a testosterone cream for the U.S. market. Prostrakan Group Plc has formed a strategic alliance with NovaQuest to commercialize a 2% testosterone gel that began phase III in the third quarter of 2007 under a Special Protocol Assessment. BioSante/Teva is projected to submit a New Drug Application, or NDA, in the third quarter of 2008 for what they calling a Bio-T-Gel.

Phase II— Acrux Limited is developing a metered-dose lotion which is targeted to enter phase III in the second quarter of 2008. Clarus Therapuetics is developing an oral controlled release testosterone which is in phase II. MacroChem Corp. has developed a testosterone gel that has completed phase I.

Other—Another potential introduction into the marketplace is an oral therapy, called Androxal, from Repros Therapeutics, or Repros. This molecule is designed to restore normal testosterone production in males rather than externally replacing testosterone like the current alternatives. However, Repros has been informed by the FDA that testosterone levels or Quality of Life measures will not be acceptable for Phase III trials for hypogonadism. Hence, Repros is considering other potential indications. Other new treatments are being sought for TRT, including a new class of drugs called Selective Androgen Receptor Modulators, or SARMs as well as enhanced hydroalcoholic gel formulation of hydrotestosterone. These products are in development and their future impact on the treatment of testosterone deficiency is unknown.

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

Risks Related to the Manufacture of XIAFLEX

We have limited experience in manufacturing pharmaceutical products and may encounter difficulties in the manufacture of the active ingredient of XIAFLEX at our facility in Horsham, Pennsylvania which could materially adversely affect our results of operations or delay or disrupt our development timelines for XIAFLEX.

The manufacture of pharmaceutical products requires significant expertise and capital investment. Although we leased our facility in Horsham in order to have direct control over the manufacturing of the active ingredient of XIAFLEX, for which we expect to be the sole supplier for commercial supply, we have limited experience in manufacturing XIAFLEX or any other pharmaceutical product. We may encounter difficulties with the manufacture of the active ingredient of XIAFLEX which could materially adversely affect our results of operations or delay or disrupt our development timelines for XIAFLEX. These problems may include:

•	our ability to develop and implement an internal manufacturing capability;

•	our ability to make necessary modifications and validate the facility;

•	difficulties with production and yields, including scale-up and achieving adequate capacity for such supply;

•	availability of raw materials and supplies;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

Furthermore, our manufacturing operations expose us to a variety of significant risks, including:

•	product defects;

•	contamination of product or product loss;

•	environmental liabilities or claims resulting from our production process or contamination at our Horsham facility;

•	sudden loss of inventory; and

•	inability to manufacture products at a cost that is competitive with third party manufacturing operations.

If we are unable to gain regulatory approval for XIAFLEX, we may not have an alternate use for our Horsham facility but will be required to make payments under our lease.

We have entered into a lease for our facility in Horsham, which expires on January 1, 2017. If we are unable to gain regulatory approval for XIAFLEX, we may not have an alternate use for the manufacturing facility but will be required to make payments under our lease. As of December 31, 2007, the total future minimum lease payments of this lease during its initial noncancellable term are approximately $21.7 million.

Our Horsham facility is subject to regulatory oversight, which may delay or disrupt our development and commercialization efforts for XIAFLEX.

We must ensure that all of the processes, methods, equipment and facilities employed in the manufacture of XIAFLEX at our Horsham facility are compliant with the current Good Manufacturing Practices, or cGMP. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance with cGMP requires record keeping and quality control to assure that the clinical and commercial product meets applicable specifications and other requirements. Our Horsham facility will be subject to inspection by regulatory agencies after the filing for approval of XIAFLEX with regulatory authorities. If an inspection by regulatory authorities indicates that there are deficiencies including non-compliance with regulatory requirements, we could be required to take remedial actions, stop production or close our Horsham facility, which would disrupt the manufacturing processes, limit the supplies of XIAFLEX and delay clinical trials and subsequent licensure. If we fail to comply with these requirements, we may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them.

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

We currently do not manufacture Testim or any of our product candidates, except for the active ingredient for XIAFLEX for which we expect to be the sole source of supply for the commercial supply. Testim is manufactured for us by DPT, under a contract that expires on December 31, 2010. We have qualified a back-up supplier to manufacture Testim. Our transmucosal film product candidates are manufactured by PharmaForm.

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

We rely on third-party suppliers for our supply of testosterone and CPD, two key ingredients of Testim. Testosterone is available to us from only two sources. We rely exclusively on one outside source for our supply of CPD. We do not have any agreements with these suppliers regarding these key ingredients. If either of the two sources that produce testosterone stops manufacturing it, or if we are unable to procure testosterone on commercially favorable terms, or if we are not able to obtain it in a timely manner, we may be unable to continue to produce or sell Testim on commercially viable terms, if at all. In addition, if our third-party source of CPD stops manufacturing pharmaceutical grade CPD, or does not make CPD available to us on commercially favorable terms, we may be unable to continue to produce or sell Testim on commercially viable terms, if at all. Furthermore, the limited number of suppliers of testosterone and CPD may provide such companies with greater opportunity to raise their prices. Any increase in price for testosterone or CPD may reduce our gross margins.

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

Over 90% of our product shipments are to only three customers; if any of these customers refuse to distribute Testim on commercially favorable terms, or at all, our business will be adversely affected.

We sell Testim to wholesale drug distributors and chain drug stores who generally sell products to retail pharmacies, hospitals and other institutional customers. We do not promote Testim to these customers, and they do not determine Testim prescription demand. However, over 90% of our product shipments during the period covered by this Report were to only three customers: Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation. Our business would be harmed if any of these customers refused to distribute Testim or refuse to purchase Testim on commercially favorable terms to us.

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

We have also obtained exclusive worldwide rights from BioSpecifics to develop, market and sell products, other than dermal formulations labeled for topical administration, that contain BioSpecifics’ enzyme, which we refer to as XIAFLEX, for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome. We may expand the agreement, at our option, to license products which contain BioSpecifics’ enzyme for other indications, excluding dermal formulations labeled for topical administration, as they are developed by BioSpecifics or by us. This agreement continues on a product by product and country by country basis until the later of:

•	the last to expire valid claim of a patent covering such product;

•	the expiration of the regulatory period conveyed by orphan drug designation with respect to such product; and

•	12 years.

Upon expiration of the agreement pursuant to the preceding sentence, we will have a fully paid-up license to the products developed under the agreement. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country by country basis, on an indication by indication basis, or on a product by product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by BioSpecifics, we may not be able to execute our strategy to develop and commercialize XIAFLEX for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome or to develop and commercialize future product candidates utilizing BioSpecifics’ enzyme.

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

We attempt to protect our intellectual property position by filing or obtaining licenses to patent applications and, where appropriate, patent applications in other countries related to our proprietary technology, inventions and improvements that are important to the development of our business. Our PharmaForm transmucosal film product candidates are covered by a formulation patent in the U.S. only. This patent expires in 2020. Testosterone, the active ingredient in Testim, is off-patent and is included in competing TRT products. In the U.S., there is a methods and composition patent that expires in June 2008, and a method of use patent that expires in January 2025. Even though a patent has issued that will not expire until 2025, if a generic version of Testim is launched in the U.S., we may not be able to halt sales of such generic during the pendency of a patent infringement suit against generics, if ever. Bentley has filed continuation and divisional applications with the U.S. Patent and Trademark Office, or USPTO, which would provide us with further market protection if a patent or patents issue from any of these applications. In Canada, there are two patents, one that expires in January 2010 and another that expires in 2023. The patent recently issued by the European Patent Office covering Testim expires in April 2023. Bentley also has submitted a patent application in Japan that is awaiting examination. All of these patents and any patents that issue from the pending applications are included in our license from Bentley.

XIAFLEX, licensed from BioSpecifics is covered by two method of use patents in the U.S., one for the treatment of Dupuytren’s contracture and one for the treatment of Peyronie’s disease. The Dupuytren’s patent, which was issued in December 2007 after a reissue proceeding, expires in 2014, and the Peyronie’s patent expires in 2019. The patents are limited to the use of XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease, respectively, with certain dose ranges and/or concentration ranges. Currently there is not enough data to establish whether any approved product for Dupuytren’s contracture or Peyronie’s disease or Frozen Shoulder syndrome will be covered by these patents. In January 2005, a patent application was filed with regard to XIAFLEX for the treatment of Frozen Shoulder syndrome. If this patent is granted, it would expire in 2026. In January 2006, we filed a patent application with regard to the manufacturing process for XIAFLEX; if this patent is granted, it would expire in January 2027.

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

Competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming. In any such proceeding, a court may decide that a patent of ours is not valid or is unenforceable, may narrow our patent claims or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. In particular, if a competitor were to file a paragraph IV certification under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, in connection with that competitor’s submission to the FDA of an abbreviated new drug application, or ANDA, for approval of a generic version of any of our products for which we believed we held a valid patent, then we could initiate a lawsuit against such competitor claiming patent infringement and defending the relevant patent’s validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA for a generic version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA within 45 days of receiving the paragraph IV certification. If a court found that one of our patents was invalid or not infringed, then the FDA would be permitted to approve the competitor’s ANDA resulting in a competitive generic product. In the event that the FDA did not grant the 30 month stay, FDA would be permitted to approve the competitor’s ANDA; however, we could engage in legal proceedings, such as an injunction, to attempt to preclude the generic competitor from entering the market during the pendency of the patent litigation, but we may not prevail in which event the competitor could enter the market, despite the ongoing patent litigation.

Our ability to market our products may be impaired by the intellectual property rights of third parties.

Our commercial success will depend in part on not infringing the patents or proprietary rights of third parties. We are aware of competing intellectual property relating to the TRT gel market. While we currently believe we have freedom to operate in the TRT gel market, others may challenge our position in the future. We are also aware of at least one third-party patent relating to BioSpecifics’ enzyme that may impair BioSpecifics’ freedom to operate in the manufacture of XIAFLEX. We are also aware of third-party patents relating to PharmaForm’s transmucosal film delivery system that may impair PharmaForm’s freedom to operate in the manufacture of product candidates using a transmucosal film delivery system. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights.

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

Some jurisdictions, including Europe and the U.S., may designate drugs for relatively small patient populations as orphan drugs. The FDA granted orphan drug status to XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture and Peyronie’s disease. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and specific tax credits in the U.S. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to 10 years in Europe and for a period of seven years in the U.S. Obtaining orphan drug designations and orphan drug exclusivity for our product candidates, including XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease, may be critical to the success of these product candidates. Our competitors may obtain orphan drug exclusivity for products competitive with our product candidates before we do, in which case we would be excluded from that market. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, even if we obtain orphan drug exclusivity for any of our product candidates, a viable commercial market may never develop and we may never derive any meaningful revenues from the sales of these products.

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

To grow we will need to hire a significant number of qualified personnel. However, there is intense competition for human resources, including management in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful commercialization of Testim and the development and commercialization of our product candidates. As we grow, the inability to attract new employees when needed or to retain existing employees could severely limit our growth and harm our business.

Changes in the expensing of stock-based compensation have resulted in unfavorable accounting charges and may require us to change our compensation practices. Any change in our compensation practices may adversely affect our ability to attract and retain qualified scientific, technical and business personnel.

We rely heavily on stock options to compensate existing employees and attract new employees. We also have an employee stock purchase plan under which employees can purchase our common stock at a discount. The Financial Accounting Standards Board has announced new rules for recording expense for the fair value of stock options and purchase rights under employee stock purchase plans. As a result of these new rules, commencing on January 1, 2006, we began expensing the fair value of stock options and purchase rights under our employee stock purchase plan, thereby increasing our operating expenses and reported losses. Although we intend to continue to include various forms of equity in our compensation plans, if the extent to which we use forms of equity in our plans is reduced due to the negative effects on earnings, it may be difficult for us to attract and retain qualified scientific, technical and business personnel.

Our operations may be impaired unless we can successfully manage our growth.

As of December 31, 2007, we had approximately 300 employees. In order to continue to achieve our business goals, we currently anticipate that we will need to add employees to our existing departments over each of the next two years. Expansion may place a significant strain on our management, operational and financial resources. Moreover, higher than expected market growth of Testim, the acquisition or in-licensing of additional products, as well as the development and commercialization of our other product candidates or marketing arrangements with third parties, could accelerate our hiring needs beyond our current expectations. To manage further growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls, and hire, train and manage additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our direct sales force consists of relatively newly hired employees. Turnover in our direct sales force or marketing team could adversely affect Testim and future product sales growth.

Risks Related to Stock Market Price

The market price of our common stock is likely to be volatile.

Prior to our initial public offering in July 2004, there was no public market for our common stock. Since our initial public offering, our stock price has, at times, been volatile. We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Substantially all of our outstanding shares of our common stock are eligible for sale in the public market. For the 30 days prior to the end of the period covered by this Report, our average daily trading volume was approximately 359,000 shares. Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that holders of a large number of shares intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities, even if our business is doing well. In addition, the market price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	Testim market acceptance and sales growth;

•	growth of the overall androgen market, which may be influenced by the sales and marketing efforts of our competitors;

•	entry into the marketplace of competitive products;

•	developments concerning therapies that compete with Testim in the treatment of hypogonadism;

•	our ability to manufacture any products to commercial standards;

•	results of our clinical trials;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the U.S. and foreign countries;

•	developments or disputes concerning our patents or other proprietary rights;

•	public concern over our drugs;

•	litigation involving us, our general industry or both;

•	future sales of our common stock;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	departure of key personnel;

•	the degree to which any co-promotion, licensing or distribution arrangements generate revenue;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	announcements of material events by those companies that are our third-party manufacturers and services providers, our partners, our competitors or perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.

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

At the end of the period covered by this Report, stock options to purchase 3,776,105 shares of common stock and warrants to purchase 2,281,939 shares of common stock were outstanding. In addition, as of December 31, 2007, a total of 2,567,396 stock options are available for grant under our 2004 Equity Compensation Plan amended and restated as of June 13, 2007. A total of 3,434,991 of the outstanding options and warrants are “in the money” and exercisable as of December 31, 2007. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

Malvern. We currently lease approximately 62,092 square feet of space for our headquarters in Malvern, Pennsylvania, of which approximately 57,130 square feet is dedicated to office space and approximately 4,962 square feet is dedicated to warehousing and packaging operations. The initial term of this lease ends on December 31, 2013.

Horsham. We lease a 50,000 square foot biological manufacturing facility in Horsham, Pennsylvania that we are using to produce the active ingredient of XIAFLEX. The initial term of this lease ends on January 1, 2017. The Horsham facility is subject to, and we are in the process of preparing for, regulatory inspection.

ITEM 3.	Legal Proceedings

We are not engaged in any material legal proceedings.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

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

Year Ended December 31, 2007:	High	Low
First Quarter	$15.17	$12.31
Second Quarter	$16.77	$13.11
Third Quarter	$21.94	$15.32
Fourth Quarter	$31.11	$21.45

Year Ended December 31, 2006:	High	Low
First Quarter	$7.93	$5.58
Second Quarter	$9.39	$7.09
Third Quarter	$11.29	$7.34
Fourth Quarter	$17.43	$10.12

Holders of Record

As of March 3, 2008, there were approximately 104 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 12, 2008, to be filed with the SEC, is incorporated herein by reference.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2007, we did not issue any unregistered shares of our common stock.

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

Comparison of Cumulative Total Return* Among Auxilium Pharmaceuticals, Inc, the NASDAQ Composite

Index, and the NASDAQ Biotechnology Index

*	Total return assumes $100 invested on July 23, 2004 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and reinvestment of dividends through fiscal year ended December 31, 2007.

	7/23/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Auxilium Pharmaceuticals, Inc	$100.00	$122.92	$76.39	$204.03	$416.53
NASDAQ Biotechnology Index	$100.00	$115.56	$118.84	$120.05	$125.55
NASDAQ Composite Index	$100.00	$117.65	$119.27	$130.62	$143.44

ITEM 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except share and per share data)

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements and related notes, which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from audited financial statements which do not appear in this Report. The historical results presented are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Net revenues	$95,734	$68,490	$42,804	$27,025	$8,822

Operating expenses:
Cost of goods sold	24,609	17,692	13,119	8,148	3,762
Research and development	42,802	37,900	24,301	15,993	7,175
Selling, general, and administrative	72,768	61,277	43,935	31,210	27,475

Total operating expenses	140,179	116,869	81,355	55,351	38,412

Loss from operations	(44,445)	(48,379)	(38,551)	(28,326)	(29,590)
Interest income (expense), net	3,740	2,429	1,496	(192)	(1,007)
Other income (expense), net	—	2	(1,203)	—	1,722

Net loss	(40,705)	(45,948)	(38,258)	(28,518)	(28,875)
Accretion of redeemable convertible preferred stock	—	—	—	(395)	(490)
Deemed dividend to warrant holders	—	—	—	(173)	—
Dividends accrued on redeemable convertible preferred stock	—	—	—	—	(3,909)

Net loss applicable to common stockholders	$(40,705)	$(45,948)	$(38,258)	$(29,086)	$(33,274)

Basic and diluted net loss per common share (1)	$(1.07)	$(1.48)	$(1.54)	$(3.11)	$(59.08)

Weighted average common shares outstanding (1)	38,187,662	30,956,889	24,913,087	9,361,153	563,194

(1)	The increase in weighted average common shares outstanding and the corresponding decrease in basic and diluted net loss per common share in 2004 is primarily the result of the conversion of all the Company’s redeemable convertible preferred stock and the issuance of common shares both related to the Company’s initial public offering in July of 2004. The increase in weighted average common shares outstanding and the corresponding decrease in basic and diluted net loss per common share in 2007, 2006 and 2005 is primarily the result of the issuance of common shares in the June 2007 public offering, September 2006 public offering and the June 2005 private placement, respectively.

	As of December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$70,290	$44,835	$31,380	$32,707	$28,446
Restricted cash	—	—	—	—	9,500
Short-term investments	5,800	9,909	25,350	14,100	—
Working capital	64,861	46,819	47,052	42,028	25,364
Total assets	106,979	76,759	72,695	61,040	49,759
Long-term liabilities	11,166	11,737	11,578	8,823	577
Redeemable convertible preferred stock	—	—	—	—	93,287
Total stockholders’ equity (deficit)	64,016	42,329	39,873	36,244	(65,804)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As used herein, the terms “Company,” “Auxilium,” “we,” “us,” or “our” refer to Auxilium Pharmaceuticals, Inc. and its subsidiaries.

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. We currently have approximately 300 employees. Our only marketed product, Testim®, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration.

Our current product pipeline includes:

Phase III:

- XIAFLEX™ (clostridial collagenase for injection), formerly referred to as AA4500, for the treatment of Dupuytren’s contracture

Phase II:

- XIAFLEX for the treatment of Peyronie’s disease

- XIAFLEX for the treatment of Frozen Shoulder syndrome, or Adhesive Capsulitis

Phase I:

- AA4010, treatment for overactive bladder using our transmucosal film delivery system

Preclinical:

- one pain products using our transmucosal film delivery system.

In addition to the above, we have the rights to develop seven other compounds for the treatment of pain using our transmucosal film technology and other products using our transmucosal film technology for treatment of urological disease and for hormone replacement therapy. We also have the option to license other indications for XIAFLEX other than dermal products for topical administration.

In December 2006, we suspended our phase III trials for XIAFLEX for the treatment of Dupuytren’s contracture because of a manufacturing issue. After implementing corrective actions and following batches of product manufactured earlier this year for stability, we determined that the product exhibited an appropriate, consistent stability profile over a reasonable time period and submitted the data to the FDA. As a result, the FDA lifted the clinical hold in August 2007. In September 2007, we began dosing patients in the phase III trials in the U.S. and in Australia. In December 2007, we completed patient enrollment in the phase III trials in the U.S. and in Australia.

With regard to the development of XIAFLEX for the treatment of Peyronie’s disease, which also had been placed on clinical hold by FDA and then released from clinical hold in August 2007, the FDA is requiring that we conduct an animal study in order to evaluate the potential impact of XIAFLEX on normal penile tissue, in case the injection misses the targeted Peyronie’s plaque, prior to commencing phase IIb studies. In late 2006, we conducted several pilot studies in dogs, the results of which were used to design the protocol for the definitive study. The definitive dog study protocol was approved by the FDA in June 2007, at which time it was initiated. Based on current project plans, including communications with the FDA on their expectations for the animal studies, we expect to submit the results of these studies to the FDA during the first half of 2008 and, pending FDA approval, commence a phase IIb study in the second quarter of 2008. We anticipate that this phase IIb study will test different regimens and further validate a patient-reported outcomes questionnaire that we have developed for Peyronie’s disease.

We have never been profitable and have incurred an accumulated deficit of $224.2 million as of December 31, 2007. We expect to incur significant operating losses for the foreseeable future. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim, additional development and pre-commercialization costs for:

•	existing and new product opportunities;

•	acquisition costs for new product opportunities; and

•	increased general and administration expense to support the infrastructure required to grow and operate as a public company.

We will need to generate significant revenues to achieve profitability.

We expect that quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors including:

•	the overall growth of the androgen market;

•	the timing and extent of research and development efforts; and

•	the outcome and extent of clinical trial activities.

Our limited operating history makes accurate prediction of future operating results difficult.

Net revenues. To date, all of our net revenues have been generated by the sales and out-licensing of Testim. For the near term, we expect Testim to continue to be the primary source of our net revenues. We sell Testim to pharmaceutical wholesalers, who have the right to return Testim prior to the units being dispensed through patient prescriptions. Prior to 2006, we recognized revenue based on prescription units dispensed to patients, since they are not subject to return and we did not have sufficient historical experience to reasonably estimate product returns. Based on the product return history gathered through the end of the first quarter of 2006, we determined we had the information to reasonably estimate customer returns. Therefore, in the first quarter of 2006, we began recognizing revenue for Testim sales at the time of shipment of the product to customers, net of appropriate allowances for cash discounts, rebates, patient coupons and product returns. We do not anticipate that sales of Testim outside of the U.S., pursuant to our current agreements for international distribution rights of Testim, will have a material impact on our revenues or profitability. In addition to the up-front and milestone payments these international agreements afford us, we believe they also benefit us by providing opportunities for manufacturing efficiencies through increased sales of Testim, as well as, making us an attractive partner to future licensors by providing us with global development and commercialization capabilities. We are a relatively new company and our sales prospects are uncertain. We expect our revenues to fluctuate due to:

•	market acceptance and pricing for Testim, including any change in wholesaler purchasing patterns;

•	commercialization of and market acceptance of our future products, if any;

•	regulatory approvals and market acceptance of new and competing products, including generics;

•	government or private healthcare reimbursement policies, particularly with respect to Testim and our other product candidates; and

•	promotional efforts of our competitors and the impact on sales.

We use a third-party distributor, ICS, a division of AmerisourceBergen Corporation, or ABC, for commercial distribution activities. The majority of our sales in the U.S. are to pharmaceutical wholesalers that, in turn, distribute product to chain and other retail pharmacies, hospitals, mail-order providers and other institutional customers. Over 90% of Testim purchases are from three customers: ABC, Cardinal Health, Inc. and McKesson Corporation. Outside of the U.S., we currently rely on third parties to market, sell and distribute Testim and any of our product candidates for which we receive marketing approval from any foreign jurisdictions. For Canada, we have an agreement with Paladin Labs, Inc. to market and distribute Testim. We have entered into an agreement, as amended, with Ipsen Pharma GmbH for the rest of the world, excluding Canada, China, Japan, Mexico, Poland, Russia, South Korea, and the U.S.

Under contractual agreements with our three largest wholesalers, we provide a fee for service to the wholesalers based on shipment activity. The agreements also provide for targeted levels of required distributor inventory. Otherwise, distributors independently manage their inventories with no intervention by us. Aside from the service fees required under these agreements, we do not offer incentives for wholesalers to take shipment of product.

We record sales of Testim net of allowances for prompt payment discounts, fees to wholesalers based on shipment activity under the terms of wholesaler service agreements, managed care contract rebates and government health plan charge backs, product coupons and, commencing in the first quarter of 2006 with the change to the wholesaler method of revenue recognition, product returns. In connection with the change in revenue recognition policy, we established a reserve totaling $1,019,000 for estimated product returns and allowances. Excluding the impact of the change in revenue recognition, total product sales allowances have amounted to 18.3%, 17.4% and 16.0% of total gross revenue for the years ended December 31, 2007, 2006 and 2005, respectively. The year-over-year growth of this percentage results primarily from our entry into additional pricing contracts with managed care providers, additional distributor service agreements and new product coupon programs designed to increase revenue growth.

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

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects in development cannot be reasonably estimated. Currently, Testim is our only marketed product. XIAFLEX is in phase III of development for the treatment of Dupuytren’s contracture. XIAFLEX is in phase II of development for the treatment of Peyronie’s disease and Frozen Shoulder syndrome. AA4010 is in phase I of development. Results from clinical trials may not be favorable. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines. We expect our research and development expenses for our current products to increase as a result of further development of XIAFLEX for Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome. In addition, the current regulatory and political environment at the FDA, could lead to increased data requirements which could impact regulatory timelines and costs. We expect further significant increases in our expenditures to develop any other potential new product candidates that we would in-license or acquire. Expenditures will increase to develop any other product candidates that we in-license or acquire.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, marketing and promotion costs, professional fees and facilities costs. We anticipate increases in selling, general and administrative expenses due to sales and marketing costs associated with Testim, hiring of additional personnel, XIAFLEX pre-launch investment, stock compensation expense, investment in information technology, investor relations and other activities associated with operating as a publicly traded company.

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

In addition, as discussed in Note 2(o) to the Company’s consolidated financial statements contained herein, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006 using the modified prospective transition method, which requires the application of SFAS No. 123R as of January 1, 2006, the first day of the Company’s calendar year. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the application of SFAS No.123R. This accounting standard requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In accordance with the modified prospective method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated and do not include the effect of SFAS 123R. Prior to 2006, the Company recognized the compensation expense related to stock-based awards measured by the intrinsic value of the award at grant date in accordance with APB No. 25. As a result of this change, the Company’s net loss for the year ended December 31, 2006 was $2.6 million (or $0.08 per share) higher than if the Company had continued to account for share-based compensation under APB No. 25.

Years Ended December 31, 2007 and 2006

Net revenues. For fiscal year 2007, net revenues totaled $95.7 million compared to net revenues of $68.5 million for the year 2006, an increase of 40%. This increase in net revenues resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (NPA) data from IMS Health (IMS), a pharmaceutical market research firm, Testim total prescriptions for 2007 grew 35.2% compared to 2006. We believe that Testim prescription growth in the 2007 period over the 2006 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for 2007 benefited from price increases having a cumulative impact of 11% over the comparable 2006 period, which was partially offset by increases in wholesaler discounts due to increased distribution costs, product rebates as Testim became more widely prescribed by managed care providers and increased coupon usage. Net revenues in 2007 and 2006 include $2.3 million and $0.6 million, respectively, of international product shipments and $0.7 million, in each year, of revenues related to up-front and milestone payments. Net revenues for 2006 include one-time benefits of $1.2 million recorded upon adoption of the wholesaler method of revenue recognition and of $0.6 million representing previously received non-refundable payments that were forfeited upon the mutual termination of an international distribution agreement.

Cost of goods sold. Cost of goods sold were $24.6 million and $17.7 million for the years ended December 31, 2007 and 2006, respectively. The increase in cost of goods sold in 2007 over 2006 was directly attributable to the increase in Testim revenue. Gross margin on net revenues was 74.3% in 2007 compared to 74.2% for 2006. The improvement in gross margin in 2007 over 2006 reflects the impact on year-over-year price increases which was substantially offset by a lower margin rate on international shipments, increased coupon usage and costs related to Testim manufacturing and quality improvement programs. The cost of goods sold for international product shipments in 2007 and 2006 amounted to $1.9 million and $0.6 million, respectively. Gross margin for U.S. revenues was 75.5% in 2007 compared to 74.6%, excluding the impact of the change in revenue recognition discussed above, for 2006.

Research and development expenses. Research and development expenses were $42.8 million and $37.9 million for the years ended December 31, 2007 and 2006, respectively. The increase in 2007 over 2006 was primarily due to the increased spending for development and manufacturing scale-up associated with XIAFLEX and additional stock-based compensation expense attributable to research and development. These increases were offset by a $5.3 million decrease in costs associated with the discontinuance of TestoFilm development.

Selling, general and administrative expenses. Selling, general and administrative expenses were $72.8 million and $61.3 million for the years ended December 31, 2007 and 2006, respectively. The increase in 2007 over 2006 was due primarily to selling and marketing expenses increasing by $8.4 million resulting from the increases in our Testim sales force made in late 2006 and pre-launch marketing for XIAFLEX, offset by the decrease in costs resulting from the termination in 2006 of a co-promotion agreement with Oscient. General and administrative expenses increased by $3.1 million as a result of the additional stock-based compensation expense and increases in administrative headcount.

Interest income (expense), net. Interest income (expense), net was $3.7 million and $2.4 million for the years ended 2007 and 2006, respectively. Net interest income in 2007 and 2006 relates primarily to interest earned on the invested proceeds from our registered direct offerings in June 2007 and September 2006.

Income Taxes. At December 31, 2007, we had federal net operating loss carryforwards of approximately $194.6 million, which will expire in 2019 through 2027, if not utilized. In addition, we had state net operating loss carryforwards of approximately $165.8 million, of which $77.7 million relate to Pennsylvania, which will expire 2010 through 2027 if not utilized. Future utilization of Pennsylvania net operating losses is limited to the greater of 12.5% of Pennsylvania taxable income or $3.0 million per year. At December 31, 2007, we had federal research and development credits of approximately $4.3 million that will expire in 2020 through 2027, if not utilized.

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

On January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation did not have any material impact on the Company’s results of operation or financial position.

Years Ended December 31, 2006 and 2005

Net revenues. For fiscal year 2006, net revenues totaled $68.5 million compared to net revenues of $42.8 million for the year 2005, an increase of 60%. This increase in net revenues resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for 2006 grew 37.7% compared to 2005. We believe that Testim prescription growth in the 2006 period over the 2005 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians, and our co-promotion agreement with Oscient Pharmaceuticals, Inc., or Oscient. Net revenues for 2006 benefited from price increases having a cumulative impact of 10% over the comparable 2005 period, which was partially offset by increases in wholesaler discounts due to increased distribution costs and product rebates as Testim became more widely prescribed by managed care providers. Net revenues for 2006 include one-time benefits of $1.2 million recorded in the first quarter upon adoption of the wholesaler method of revenue recognition and of $0.6 million recorded in the fourth quarter representing previously received non-refundable payments that were forfeited upon the mutual termination of the distribution agreement with Bayer, Inc., or Bayer. Net revenues in 2006 and 2005 also include $0.6 million and $1.0 million, respectively, of product shipped to Ipsen and $0.7 million and $0.6 million, respectively, of revenues related to up-front and milestone payments.

Cost of goods sold. Cost of goods sold were $17.7 million and $13.1 million for the years ended December 31, 2006 and 2005, respectively. The increase in cost of goods sold in 2006 over 2005 was directly attributable to the increase in Testim revenue. Gross margin on net revenues was 74.2% in 2006 compared to 69.4% for 2005. The improvement in gross margin in 2006 over 2005 principally reflects the year-over-year price increases, a reduction in the royalty rate paid to the Company’s licensor, and manufacturing cost reductions, as well as the one-time revenue benefits discussed above. The cost of goods sold for product shipped to Ipsen in 2006 and 2005 amounted to $0.6 million and $0.9 million, respectively. Excluding the impact of the change in revenue recognition discussed above, gross margin for U.S. revenues was 74.6% in 2006 compared to 70.4% for 2005.

Research and development expenses. Research and development expenses were $37.9 million and $24.3 million for the years ended December 31, 2006 and 2005, respectively. The increase in 2006 over 2005 was primarily due to $9.0 million increase in cost associated with XIAFLEX due to the increased spending for development and manufacturing scale and the $1.1 million payment to Cobra Biologics Ltd., or Cobra, upon amendment of the manufacturing agreement with Cobra, a $2.4 million increase in development spending for TestoFilm prior to discontinuance of its development in October 2006 and a $1.7 million increase in administrative costs due primarily to an increase in headcount. These increases were offset by a $1.1 million decrease in costs associated with phase IV clinical trials for Testim.

Selling, general and administrative expenses. Selling, general and administrative expenses were $61.3 million and $43.9 million for the years ended December 31, 2006 and 2005, respectively. The increase in 2006 over 2005 was due primarily to selling and marketing expenses increasing by $13.7 million resulting from higher marketing costs and co-promotion and termination fees associated with the terminated co-promotion agreement with Oscient, the increases in our Testim sales force made in late 2006, and pre-launch marketing for XIAFLEX. General and administrative expenses increased by $3.6 million as a result of the additional stock-based compensation expense resulting from the adoption of SFAS 123R and the costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Sources and Uses of Cash

Cash used in operations was $30.5 million, $43.6 million and $28.8 million for 2007, 2006 and 2005, respectively. Negative operating cash flows during 2007, 2006 and 2005 were caused primarily by operating losses.

Cash provided by (used in) investing activities was $(0.4) million, $11.8 million and $(12.5) million for 2007, 2006 and 2005, respectively. Cash provided by (used in) investing activities relates primarily to the net effect of purchases of short-term investments with part of the proceeds from our equity offerings in each of these years and redemptions of short-term investments for operational cash needs, together with our investments in property and equipment and, in 2006, the investment of $1.9 million to secure the lease of a manufacturing facility.

Cash provided by financing activities was $56.3 million, $45.2 million and $40.0 million in 2007, 2006 and 2005, respectively. Cash provided by financing activities in 2007 results primarily from the $49.9 million in net proceeds we received in the June 2007 registered direct offering and $6.4 million in cash receipts from stock option exercises and employee stock purchases. Cash provided by financing activity in 2006 results primarily from the $43.3 million in net proceeds we received in the September 2006 registered direct offering, $1.0 million cash received from warrant exercises and $1.2 million in cash receipts from stock option exercises and employee stock purchases. Cash provided by financing activity in 2005 results primarily from the $39.0 million received from the June 30, 2005 private placement and the $0.7 million in cash receipts from stock option exercises.

Liquidity and Capital Resources

Since inception through December 31, 2007, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through December 31, 2007, we received net proceeds of approximately $276.1 million from our initial public offering, registered direct offering, private sales of securities and the exercise of stock options and warrants. We had approximately $76.1 million and $54.7 million in cash, cash equivalents and short-term investments as of December 31, 2007 and December 31, 2006, respectively.

We believe that our current financial resources and sources of liquidity will be adequate to fund our anticipated operations through the second quarter of 2009. We may, however, need to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

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

In 2006 and 2005, we received $0.9 million and $3.8 million, respectively, in payments from our agreements for Testim in other territories. These receipts are the result of up-front and milestone payments primarily related to contract signings and regulatory approvals. We might also enter into additional arrangements with corporate partners that could provide us with additional funding in the form of equity, debt, licensing, milestone or royalty payments. We might not be able to enter into such arrangements or raise any additional funds on terms favorable to us or at all.

As of March 7, 2008, we held $5.8 million of taxable auction rate securities (ARS). These investments are private placement securities with long-term stated maturities for which interest rates are reset through a “Dutch” auction every 28 or 35 days. They carry AAA/Aaa ratings and are backed by student loans which carry guarantees as provided under the Federal Family Education Loan Program of the U.S. Department of Education. The Dutch auction mechanism, which allows investors to sell or hold the securities at par, has in the past provided a liquid market for these types of securities. Given this liquidity, we have classified ARS as “available for sale” securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and, accordingly, reported such investments as short-term investments. With the liquidity issues experienced in global credit and capital markets, all of the ARS we hold experienced failed auctions, beginning February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. As a result, the interest rates on our securities have been reset at the contractual interest rate, ranging from 4.1% to 10.9%. Our ability to access in the near term the funds we invested in ARS is dependent on the success of future scheduled auctions, finding a buyer outside the auction process or a decision by the issuer of the securities to call the securities. If the uncertainties in the credit and capital market continue, these markets deteriorate further or there are ratings downgrades on any of the ARS we hold, we may be required to reclassify these investments to long-term investments and/ or adjust their carrying value through an impairment charge to earnings, if the fair value of these securities has declined to below their cost and such decline is assessed to be “other than temporary” under SFAS No. 115.

In August 2007, we filed a registration statement with the SEC to allow for the potential future sale by us, from time to time, in one or more offerings, of up to $150 million of certain debt and equity instruments specified therein. The shelf registration statement became effective on September 19, 2007. We believe it is good corporate policy to maintain an effective shelf registration statement at this time.

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

Bentley

In May 2000 and May 2001, we entered into license agreements with Bentley for its patented transdermal gel technology. For details regarding the Bentley agreements, please refer to the discussion in Item 1.

Through December 31, 2007, we have made aggregate upfront and milestone payments under the three license agreements with Bentley of approximately $0.6 million. If all events under the Bentley license agreements occur, we would be obligated to pay a maximum of approximately $1.0 million in milestone payments. The timing of the above payments, if any, is uncertain.

BioSpecifics

In June 2004, we entered into a development and license agreement with BioSpecifics and amended such agreement in May 2005 and in December 2005 (the BioSpecifics Agreement). For details regarding the BioSpecifics agreement, please refer to the discussion in Item 1.

Through December 31, 2007, we paid up-front and milestone payments under the BioSpecifics Agreement of $8.0 million and an option exercise fee of $0.5 million for the Frozen Shoulder syndrome indication. We could make up to an additional $5.5 million of contingent milestone payments under the BioSpecifics Agreement if all existing conditions are met. Additional milestone obligations may be due if we exercise an option to develop and license XIAFLEX for additional medical indications.

PharmaForm

In June 2003, we entered into a license agreement with Formulation Technologies, L.L.C., d/b/a/ PharmaForm, or PharmaForm. In February 2005, we entered into an additional license agreement with PharmaForm. We also entered into a research and development agreement with PharmaForm on a fee for service basis. For details regarding the PharmaForm agreements, please refer to the discussion in Item 1.

In 2005, we paid an up-front payment of $0.5 million and could make up to an additional $21.2 million in contingent milestone payments if all underlying events for these eight products occur. In addition, we will have on-going royalty payment obligations to PharmaForm. The timing of the remaining payments, if any, is uncertain.

The following summarizes our contractual commitments as of December 31, 2007, as adjusted for the February 2008 amendment to the Malvern lease agreement discussed in Note 8 of the Notes to Consolidated Financial Statements (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	5+ years
Notes payable	$5	$5	$—	$—	$—
Operating leases	27,713	3,730	6,550	6,703	10,730
Purchase commitment (1)	570	190	380	—	—

	$28,288	$3,925	$6,930	$6,703	$10,730

(1)	Amount represents a minimum annual manufacturing fee of $0.2 million.

The contractual commitments reflected in this table exclude $27.7 million of contingent milestone payments that we may be obligated to pay in the future. We do not expect to pay any of these contingent milestone payments through December 31, 2008. These remaining milestones relate primarily to manufacturing process development, filing of regulatory applications and receipt of regulatory approval. The above table also excludes future royalty payments and wholesaler distribution fees because they are contingent on product sales.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations, which are based on our consolidated financial statements, have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We are subject to uncertainties that may cause actual results to differ from these estimates, such as changes in the healthcare environment, competition, legislation and regulation. We believe the following accounting policies, which have been discussed with our audit committee, are the most critical because they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition and

•	estimating the value of our equity instruments for use in stock-based compensation calculations.

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

In addition, we must make estimates for discounts and rebates provided to third-party payers and coupons provided to patients. Testim is covered by Medicare, Medicaid and numerous independent insurance and pharmacy benefit managers (PBMs). Some of these programs have negotiated rebates. We obtain estimates of prescription units dispensed under the various rebate programs from the same external sources discussed above. We make estimates of the future rebates based on the external-source reports of volumes and actual contract terms. In addition, we provide coupons to physicians for use with prescriptions as promotional incentives. We utilize a contract service provider to process and pay claims to patients for actual coupon usage. As Testim becomes more widely used and as we continue to add managed care and PBMs, actual results may differ from our previous estimates. To date, our estimates have not resulted in any material adjustments to our operating results.

For revenues associated with licensing agreements, we use revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 101 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the underlying agreement. We currently have license and distribution agreements with Paladin to distribute Testim in Canada and with Ipsen, as amended, to market and distribute Testim worldwide, except for the U.S., Canada, Mexico, Japan, Poland, Russia, South Korea and China, their territories and possessions. Under these agreements, the distributor and the licensee are each required to purchase Testim from us and make up-front, milestone and royalty payments. Under these agreements, the distributor and the licensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Only milestone payments for product supply price reductions are refundable if we subsequently increase the supply price; otherwise, no up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to our nonperformance. We are obligated under the agreements to provide multiple deliverables, including the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21, all deliverables under each of these agreements are treated as single units of accounting as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. We have deferred revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under each agreement.

Upon product shipment, non-refundable up-front and milestone revenue is recognized as revenue on a straight line basis over the remaining contract term. The amortization period is based upon contractual terms of the respective agreement and is currently estimated to be 17 years for the Ipsen agreement and 10 years for the Paladin agreement. The Company has started to amortize milestones received over these periods since the first product shipment under the respective agreement. When earned by us in future periods, additional milestone payments achieved will be amortized over the remaining period. Refundable milestone payments will be deferred and only included in the revenue recognition equation with non-refundable milestone consideration when the refund right effectively lapses.

We record sales of Testim net of the following allowances: (a) prompt payment discounts, (b) fees to wholesalers based on shipment activity under the terms of wholesaler service agreements, (c) product returns, (d) managed care contract rebates and government health plan charge backs, and (e) product coupons. The table below provides the balances of accruals relating to each of these allowances as of December 31, 2007 and 2006.

	December 31,
	2007	2006
	(in thousands)
Accounts receivable reserves:
Prompt pay discounts	$240	$139

Accrued liabilities:
Wholesaler service agreements	1,577	1,118
Product returns	1,674	1,132
Managed care contract rebates	3,950	3,240
Product coupons	229	253

Subtotal	7,430	5,743

Total	$7,670	$5,882

The nature of each of these allowances and the methodology we use to determine the reserve accrual with respect to each allowance are described below:

(a)	Prompt pay discounts - Prompt payment discounts are offered to all wholesalers in return for payment within 30 days following the invoice date. Based on historical experience, which indicates that virtually all wholesaler payments reflect a deduction for prompt payment discounts, we record sales net of the discount amount. We adjust the reserve at the end of each reporting period to approximate the percentage discount applicable to the outstanding gross accounts receivable balances.

(b)	Wholesaler service agreements - Under contractual agreements with our three largest wholesalers (sales to which collectively represented over 90% of 2007 shipments to all of our customers), we provide a fee for service based on shipment activity. The fee rates are set forth in the individual contracts. We track shipments to each wholesaler every period and accrue a liability relating to the unpaid portion of these fees by applying the contractual rates to such shipments.

(c)	Product returns - Our return policy permits product returns from wholesalers during a period from six months prior to the product’s expiration date until 12 months subsequent to the expiration date. However, once dispensed by a pharmacy, product may not be returned. In order to estimate product returns, we monitor the remaining shelf life of the product when shipped to customers, actual product returns by individual production batches, NPA data (representing retail prescription information) obtained from IMS, and estimated inventory levels in the distribution channel. By analyzing these factors, we developed an estimated return rate for product sales that remain subject to return and began recording a return reserve based on this estimated return rate upon our change to the wholesaler method of revenue recognition in the first quarter of 2006. Under the change to the wholesaler method of revenue recognition, we began recognizing revenue at the point of title transfer of product to our wholesale customers (which requires us to estimate and accrue for potential future returns), in contrast to our earlier practice of recognizing revenue only when the product was prescribed to patients, at which time it was not returnable.

(d)	Managed care contract rebates and government health plan charge-backs - Managed care contract rebates and government health plan charge backs are rebates and payments provided by us under agreements with private and government heath plans. We accrue the contractual rebates per unit of product for each individual plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan’s prescription growth or contraction, based on data acquired from IMS. The accrual is continually validated through the payment process, typically within a three month cycle.

(e)	Product coupons - Product coupons offer patients the ability to receive free or discounted product through their prescribing physician, to whom we provide an inventory of coupons. We use a third party administrator who invoices us on a monthly basis for the cost of coupons redeemed in the period. Prior to the completion of the financial statements, we generally receive invoices for which the reserve was established. At the end of a reporting period, the accrual for product coupons represents these unpaid invoice amounts and an estimate for unexpired coupons (if any) outstanding. We base our estimates on the historical coupon redemption rate. We maintain the accrual for unexpired coupons based on inventory in the distribution channel and the historical coupon usage, and adjust the accrual whenever changes in coupon usage rate occur.

The following table provides a roll-forward of the revenue allowances discussed above, in the aggregate, for the years ended December 31, 2007, 2006 and 2005.

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Beginning balance	$5,882	$2,345	$1,089
Current estimate related to sales in current period	21,370	14,382	8,282
Current estimate related to sales in prior periods	40	36	(129)
Current estimate related to change in revenue recognition method (Establish initial reserves for returns) (a)	—	1,019	—
Actual returns / credits in current period related to sales in current period	(14,155)	(9,760)	(6,039)
Actual returns / credits in current period related to sales in prior period	(5,467)	(2,140)	(858)

Ending balance	$7,670	$5,882	$2,345

(a)	As described in note 2(e) to the Company’s financial statements for the year ended December 31, 2007, as a result of the Company’s change in revenue recognition policy, net revenues for the year ended December 31, 2006 include a one-time benefit of $1,198.

Valuation of Equity Instruments used in Stock-Based Compensation. Effective January 1, 2006, we account for stock-based compensation costs in accordance with SFAS No. 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including stock options and employee stock purchases related to the 2004 Employee Stock Purchase Plan amended and restated June 13, 2007. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. The determination of fair value of share-based payment awards on the grant date requires significant judgment. Assumptions concerning our stock price volatility and projected employee exercise behavior over the contractual life of the award can significantly impact the estimated fair value of an award. Given the limited history of our Company, such assumptions are principally based on the observed history of other companies, which may not be reflective of the patterns we will experience. If our actual experience differs significantly from the assumptions used to compute stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little expense for our share-based payment awards.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective, in part, for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is applicable to other accounting literature that requires fair value measurement and does not require any new fair value measurements. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

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

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. The maximum allowable duration of a single issue is three months. Our investment policy permits us to invest in ARS with maturities of greater than three months, provided that the interest reset date, the date in which the ARS may be readily liquidated to a market maker, for the ARS is less than three months. As the underlying maturity date of our ARS investments is greater than three months, and as we classify these investments as available for sale, we classify our ARS investments as short-term investments on our consolidated balance sheet. As discussed in Note 3 of the Notes to Consolidated Financial Statements, with liquidity issues experienced in global credit and capital markets, all of the ARS we held as of March 7, 2008 experienced failed auctions, beginning on February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. Our ability to access in the near term the funds invested in ARS is dependent on the success of future scheduled auctions, finding a buyer outside the auction process or a decision of the issuer of the securities to call the securities. If the uncertainties in the credit and capital market continue, these markets deteriorate further or there are ratings downgrades on any of the ARS we hold, we may be required to reclassify these investments to long-term investments and/ or adjust their carrying value through an impairment charge to earnings, if the fair value of these securities has declined to below their cost and such decline is assessed to be “other than temporary” under SFAS No. 115.

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash, cash equivalents and short-term investments at December 31, 2007, amounting to approximately $76.1 million, were maintained in bank demand accounts, money market accounts, U.S. government backed securities, commercial paper, corporate rate notes and ARS. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

Transactions relating to Auxilium UK, Limited are recorded in pounds sterling. Upon consolidation of this subsidiary into our consolidated financial statements, we translate the balance sheet asset and liability accounts to the U.S. dollar based on exchange rates as of the balance sheet date; balance sheet equity accounts are translated into the U.S. dollar at historical exchange rates; and all statements of operations and cash flows amounts are translated into the U.S. dollar at the average exchange rates for the period. Exchange gains or losses resulting from the translation are included as a separate component of stockholders’ equity. In addition, we conduct clinical trials in Australia and certain European countries, exposing us to cost increases if the U.S. dollar declines in value compared to the Australian Dollar and the Euro. We do not hedge our foreign exchange risks, as we believe reasonably possible near-term fluctuations of exchange rates would not materially affect our results of operations, financial position or cash flows.

ITEM 8.	Financial Statements and Supplementary Data

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2007 and 2006

Consolidated Statements of Operations, Years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, Year ended December 31, 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, Year ended December 31, 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, Year ended December 31, 2005

Consolidated Statements of Cash Flows, Years ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

of Auxilium Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Auxilium Pharmaceuticals, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As disclosed in Note 1 to the Consolidate Financial Statement, the company changed the manner in which it accounts for stock-based compensation in 2006.

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

Philadelphia, PA

March 10, 2008

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$70,290	$44,835
Short-term investments	5,800	9,909
Accounts receivable, trade	11,678	9,267
Accounts receivable, other	619	507
Inventories	5,142	2,807
Prepaid expenses and other current assets	3,129	2,187

Total current assets	96,658	69,512
Property and equipment, net	7,903	4,732
Other assets	2,418	2,515

Total assets	$106,979	$76,759

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable, current portion	$5	$61
Accounts payable	3,944	2,073
Accrued expenses	26,742	19,522
Deferred revenue, current portion	748	686
Deferred rent, current portion	358	351

Total current liabilities	31,797	22,693

Notes payable, long-term portion	—	5

Deferred revenue, long-term portion	9,500	10,294

Deferred rent, long-term portion	1,666	1,438

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 40,768,809 and 35,677,008 shares at December 31, 2007 and 2006, respectively	408	357
Additional paid-in capital	288,122	225,577
Accumulated deficit	(224,168)	(183,463)
Deferred compensation	—	—
Treasury stock at cost: 26,276 and 13,377 shares at December 31, 2007 and 2006, respectively	(322)	(113)
Accumulated other comprehensive income (loss)	(24)	(29)

Total stockholders’ equity	64,016	42,329

Total liabilities and stockholders’ equity	$106,979	$76,759

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2007	2006	2005
Net revenues	$95,734	$68,490	$42,804

Operating expenses:
Cost of goods sold	24,609	17,692	13,119
Research and development*	42,802	37,900	24,301
Selling, general and administrative*	72,768	61,277	43,935

Total operating expenses	140,179	116,869	81,355

Loss from operations	(44,445)	(48,379)	(38,551)
Interest income	3,744	2,445	1,553
Interest expense	(4)	(16)	(57)
Other income (expense), net	—	2	(1,203)

Net loss	(40,705)	(45,948)	(38,258)

Basic and diluted net loss per common share	$(1.07)	$(1.48)	$(1.54)

Weighted average common shares outstanding	38,187,662	30,956,889	24,913,087

*includes the following amounts of stock-based compensation expense:
Research and development	$1,180	$397	$—
Selling, general and administrative	4,857	2,685	272

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Year Ended December 31, 2007

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Accumulated other comprehensive income (loss)	Total
	Shares	Amount			Shares	Cost
Balance, December 31, 2006	35,677,008	$357	$225,577	$(183,463)	13,377	$(113)	$(29)	42,329
Net loss				(40,705)			—	(40,705)
Foreign currency translation adjustment				—			5	5

Total comprehensive loss				(40,705)			5	(40,700)
Public offering, net of transaction costs	3,672,000	37	50,061	—	—	—	—	50,098
Exercise of common stock warrants	12,751	—	74	—	—	—	—	74
Issuance of restricted stock	15,000	—	—	—	—	—	—	—
Cashless exercise of common stock warrants	460,295	5	(5)	—	—	—	—	—
Exercise of common stock options	826,034	8	5,228	—	—	—	—	5,236
Employee Stock Purchase Plan purchases	106,451	1	1,150	—	—	—	—	1,151
Cancellation of restricted stock	(730)	—	—	—	—	—	—	—
Stock based compensation	—	—	6,037	—	—	—		6,037
Treasury stock acquisition	—	—	—	—	12,899	(209)		(209)

Balance, December 31, 2007	40,768,809	$408	$288,122	$(224,168)	26,276	$(322)	$(24)	$64,016

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Year Ended December 31, 2006

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Deferred compensation	Accumulated other comprehensive income (loss)	Total
	Shares	Amount			Shares	Cost
Balance, January 1, 2006	29,241,482	$292	$177,429	$(137,515)	—	$—	$(437)	$104	39,873
Net loss				(45,948)				—	(45,948)
Foreign currency translation adjustment				—				2	2
Unrealized loss on available for sale securities				—				(135)	(135)

Total comprehensive loss				(45,948)				(133)	(46,081)
Public offering, net of transaction costs	5,500,000	55	43,245	—	—	—	—	—	43,300
Exercise of common stock warrants	178,523	2	1,041	—	—	—	—	—	1,043
Issuance of restricted stock	200,000	2	(2)	—	—	—	—	—	—
Cashless exercise of common stock warrants	310,602	3	(3)	—	—	—	—		—
Exercise of common stock options	185,970	2	984	—	—	—	—		986
Employee Stock Purchase Plan purchases	60,544	1	238	—	—	—	—	—	239
Cancellation of restricted stock	(113)	—	—	—	—	—	—	—	—
Stock based compensation	—	—	3,082	—	—	—	—		3,082
Reclassification of deferred compensation	—	—	(437)	—	—	—	437	—	—
Treasury stock acquisition	—	—	—	—	13,377	(113)	—		(113)

Balance, December 31, 2006	35,677,008	$357	$225,577	$(183,463)	13,377	$(113)	—	$(29)	$42,329

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Year Ended December 31, 2005

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Deferred compensation	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, January 1, 2005	20,648,988	$206	$135,856	$(99,257)	$(17)	$(565)	$21	$36,244
Net loss				(38,258)			—	(38,258)
Unrealized gain on available for sale securities				—			83	83

Total comprehensive loss				(38,258)			83	(38,175)
Private placement, net of transaction costs	8,242,796	83	32,955	—	—	—	—	33,038
Issuance of private placement warrants	—	—	7,151	—	—	—	—	7,151
Exercise of common stock options	210,687	2	738	—	—	—	—	740
Employee Stock Purchase Plan purchases	125,127	1	501	—	—	—	—	502
Issuance of restricted stock	25,000	—	120	—	—	(120)	—	—
Cancellation of restricted stock	(11,116)	—	(83)	—	—	83	—	—
Amortization of deferred compensation	—	—	—	—	—	165	—	165
Compensation on stock option grants to	—	—	84	—	—	—	—	84
Compensation on stock option grants	—	—	107	—	—	—	—	107
Interest income accrued on notes receivable	—	—	—	—	(1)	—	—	(1)
Repayment of notes receivable	—	—	—	—	18	—	—	18

Balance, December 31, 2005	29,241,482	$292	$177,429	$(137,515)	$—	$(437)	$104	$39,873

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flow

(In thousands, except share and per share amounts)

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(40,705)	$(45,948)	$(38,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,404	1,068	1,087
Stock-based compensation	6,037	3,082	356
Change in fair value of financing related liability	—	—	990
Unrealized gain on available for sale cash equilvalents	—	—	83
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(2,522)	(4,960)	172
Decrease (increase) in inventories	(2,335)	1,580	(373)
Decrease (increase) in prepaid expenses and other current assets	(935)	186	(602)
Increase in accounts payable and accrued expenses	9,105	3,479	6,474
Increase (decrease) in deferred revenue	(731)	(2,603)	1,048
Increase in deferred rent	226	547	192

Net cash used in operating activities	(30,456)	(43,569)	(28,831)

Cash flows from investing activities:
Purchases of property and equipment	(4,478)	(1,739)	(1,246)
Purchases of short-term investments	(16,902)	(63,335)	(47,275)
Redemptions of short-term investments	21,011	78,775	36,025
Purchases of other assets	—	(1,900)	—

Net cash used in investing activities	(369)	11,801	(12,496)

Cash flows from financing activities:
Proceeds from common shares, and in 2005 warrants, issued in equity offerings, net of transaction costs	50,098	43,300	39,198
Proceeds from warrant exercises	74	1,043	—
Payments on debt financings	(61)	(261)	(427)
Employee Stock Purchase Plan purchases	1,150	239	502
Proceeds from exercise of common stock options	5,236	986	740
Purchases of treasury stock	(209)	(113)	—
Collection of notes receivable from stockholders	—	—	18

Net cash provided by financing activities	56,288	45,194	40,031

Effect of exchange rate changes on cash	(8)	29	(31)

Increase (decrease) in cash and cash equivalents	25,455	13,455	(1,327)
Cash and cash equivalents, beginning of period	44,835	31,380	32,707

Cash and cash equivalents, end of period	$70,290	$44,835	$31,380

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

(a) The Company

Auxilium Pharmaceuticals, Inc. along with its subsidiaries, or the Company, is a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. The Company has one marketed product, Testim, a proprietary, topical 1% testosterone gel indicated for the treatment of hypogonadism. In the fourth quarter of 2002, the Company received approval from the U.S. Food and Drug Administration, or FDA, to market Testim. The Company launched Testim in the first quarter of 2003. The Company currently markets Testim in the U.S. through its own sales force. Testim is also approved for marketing in Belgium, Canada, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, The Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom. The Company currently relies on third parties to market, sell and distribute Testim outside of the U.S.

The Company has four projects in clinical development. XIAFLEX™ (clostridial collagenase for injection), formerly referred to as AA4500, is in phase III of development for the treatment of Dupuytren’s contracture and is in phase II of development for the treatment of Peyronie’s disease and Frozen Shoulder syndrome (also known as Adhesive Capsulitis). The Company’s transmucosal film product candidate for the treatment of overactive bladder (AA4010) is in phase I of development. The Company expects to seek a partner to further develop this product candidate. The Company has one pain product using its transmucosal film delivery system in pre-clinical development and rights to seven additional pain products and products for hormone replacement and urologic disease using its transmucosal film delivery system. The Company also has options to all indications using XIAFLEX for non-topical formulations.

(b) Liquidity

The Company commenced operations in the fourth quarter of 1999. Since inception, it has incurred losses and negative cash flows from operations. The Company has been dependent upon external financing, including primarily private and public sales of securities, to fund operations. As of December 31, 2007, the Company had an accumulated deficit of approximately $224,168,000, and expects to incur additional operating losses.

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

As a result of the above-described change in revenue recognition, net revenues for the year ended December 31, 2006 include a one-time benefit of $1,198,000 (representing revenue previously deferred, net of estimated returns and allowances of $1,019,000) and the net loss for the year ended December 31, 2006 includes a one-time benefit of $702,000, or $0.02 per share (representing the one-time benefit in net revenues partially offset by the related cost of sales).

The following individual customers each accounted for at least 10% of total product shipments for any of the respective periods:

	Years Ended December 31,
	2007	2006	2005
Customer A	50.1%	48.0%	31.3%
Customer B	27.9%	27.0%	31.2%
Customer C	15.2%	18.0%	18.7%

	93.2%	93.0%	81.2%

For revenues associated with licensing agreements, we use revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 101 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the underlying agreement. We currently have license and distribution agreements with Paladin to distribute Testim in Canada and with Ipsen, as amended, to market and distribute Testim worldwide, except for the U.S., Canada, Mexico, Japan, Poland, Russia, South Korea and China, their territories and possessions. Under these agreements, the distributor and the licensee are each required to purchase Testim from us and make up-front, milestone and royalty payments. Further, the distributor and the licensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Only milestone payments for product supply price reductions are refundable if we subsequently increase the supply price; otherwise, no up-front or milestone payments are refundable in any instance. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to our nonperformance. We are obligated under the agreements to provide multiple deliverables, including the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21, all deliverables under each of these agreements are treated as single units of accounting as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. We have deferred revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under each agreement.

Upon product shipment, non-refundable up-front and milestone revenue is recognized as revenue on a straight line basis over the remaining contract term. The amortization period is based upon contractual terms of the respective agreement and is currently estimated to be 17 years for the Ipsen agreement and 10 years for the Paladin agreement. The Company has started to amortize milestones received over these periods since the first product shipment under the respective agreement. When earned by us in future periods, additional milestone payments achieved will be amortized over the remaining period. Refundable milestone payments will be deferred and only included in the revenue recognition equation with non-refundable milestone consideration when the refund right effectively lapses. .

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

(g) Accounts Receivable

Accounts receivable, trade consist of amounts due from wholesalers for the purchase of Testim. Ongoing credit evaluations of customers are performed and collateral is generally not required.

Accounts receivable, trade are net of allowances for cash discounts, actual returns and bad debts of $302,000 and $296,000 at December 31, 2007 and 2006, respectively.

The following individual customers each accounted for at least 10% of accounts receivable, trade on either of the respective dates:

	December 31,
	2007	2006
Customer A	47.0%	41.0%
Customer B	27.0%	25.0%
Customer C	19.0%	28.0%

	93.0%	94.0%

(h) Inventories

Inventories are stated at the lower of cost or market, as determined using the first-in, first-out method.

(i) Concentration of Supply

The Company has a single source of supply for CPD and only two sources of supply for testosterone. In addition, a single source contract manufacturer produces Testim. The Company attempts to mitigate the risk of supply interruption by maintaining adequate safety stock of raw materials and by scheduling production runs to create safety stock of finished goods. The Company evaluates secondary sources of supply for all its raw materials and finished goods. The Company does not have any long-term minimum commitments for finished goods production or raw materials (see Note 6).

(j) Property and Equipment

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

(k) Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2007, the Company has not revised the remaining useful lives of any significant assets.

Included in other assets is the unamortized balance of a license agreement milestone payment. This payment is being amortized over the 67-month estimated useful life of the related product which is consistent with the remaining lives of the underlying patents.

(l) Research and Development Costs

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

(m) Income Taxes

On January 1, 2007 the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation did not have any material impact on the Company’s results of operation or financial position.

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period such tax rate changes are enacted. Interest and penalties related to uncertain tax positions are classified as income tax expense.

(n) Stock-Based Compensation

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

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s calendar year. The Company’s consolidated financial statements as of, and for the years ended, December 31, 2007 and 2006 reflect the impact of the application of SFAS No.123R. In accordance with the modified prospective method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated for, and therefore do not include, the effect of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized over the requisite service period as compensation expense in the consolidated statement of operations. The Company uses the Black-Scholes option pricing model (Black-Scholes model) to estimate the fair value of share-based grants and the straight-line method to amortize compensation expense over their vesting period. These methods were also utilized by the Company in preparing pro forma disclosures required under SFAS No. 123 (see

Note 11). Under the intrinsic value method, except for compensation expense related to restricted stock awards, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations prior to 2006.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and the compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and SAB No. 107. SFAS No. 123R requires forfeitures of stock-based awards prior to vesting to be estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from the estimates. Therefore, stock-based compensation expense for 2007 and 2006 reflects management’s estimate of forfeitures. However, in the Company’s pro forma information for the year ended December 31, 2005, the Company accounted for forfeitures as they occurred.

Total stock-based compensation expense recorded for the year ended December 31, 2007, 2006 and 2005 amounted to $6,037,000, $3,082,000 and $272,000, respectively. As a result of adoption of SFAS No. 123R, the Company’s net loss for the year ended December 31, 2006 is $2,571,000, or $(0.08) per share, greater than if the Company had continued to account for share-based compensation under APB No. 25. As required by SFAS No. 123R, the $437,000 balance of deferred compensation of January 1, 2006 relating to prior restricted stock grants was reclassified to additional paid-in capital.

(o) Comprehensive Income (Loss)

The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for the reporting and presentation of comprehensive income and its components in financial statements. The Company’s comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized gains on available for sale securities. The Company’s comprehensive loss is presented within the accompanying consolidated statements of stockholders’ equity (deficit). For the years ended December 31, 2007, 2006 and 2005 the Company had foreign currency translation adjustments of $5,000, $2,000 and $0, respectively. Unrealized gains (losses) on available for sale securities were $0, $(135,000) and $83, 000, respectively.

(p) Net Loss Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net loss	$(40,705)	$(45,948)	$(38,258)

Denominator:
Weighted-average common shares outstanding	38,408,314	31,104,053	24,997,747
Weighted-average unvested restricted common shares subject to forfeiture	(220,652)	(147,164)	(84,660)

Shares used in calculating net loss applicable to common stockholders per share	38,187,662	30,956,889	24,913,087

Basic and diluted net loss per common share	$(1.07)	$(1.48)	$(1.54)

Diluted net loss per common share is computed giving effect to all dilutive potential common stock, including options, and warrants. Diluted net loss per common share for all periods presented is the same as basic net loss per common share because the potential common stock is anti-dilutive. Anti-dilutive common shares not included in diluted net loss per common share are summarized as follows:

	December 31,
	2007	2006	2005
Common stock options	3,776,105	3,548,903	2,101,498
Warrants	2,281,939	2,903,257	3,793,363
Restricted common stock	198,072	232,544	81,451

	6,256,116	6,684,704	5,976,312

(q) Segment Information

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

(r) Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are charged to expense as incurred. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were $926,000, $600,000 and $461,000, respectively.

(s) New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective, in part, for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is applicable to other accounting literature that requires fair value measurement and does not require any new fair value measurements. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

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

(3) Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2007 and 2006 demand deposits, money market accounts, commercial paper, U.S. Treasury and agency obligations, and corporate notes comprised all of the Company’s cash and cash equivalents.

Short-term investments consist of corporate auction-rate securities, or ARS, with original maturities ranging up to 40 years and, in 2006, floating rate corporate notes. ARS have interest reset dates of 28 or 35 days. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be sold. The Company classifies ARS as current as they are available for sale under SFAS No. 115 since the Dutch auctions have historically provided a liquid market for the type of ARS owned by the Company. However, with liquidity issues experienced in global credit and capital markets, all ARS held by the Company as of March 10, 2008 experienced failed auctions, beginning on February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. The cost value of these securities held as of March 7, 2008 amounts to $5.8 million, of which $3.6 million were held as of December 31, 2007. The Company will continue to assess the balance sheet classification of its short-term investments if uncertainties in the credit and capital markets continue.

The following summarizes cash, cash equivalents and short-term investments (in thousands):

	December 31,
	2007	2006
Cash and Cash Equivalents
Demand deposits	$2,745	$1,165
Money market accounts	61	3,169
Commercial paper	30,813	16,660
Obligations of U.S. Government	22,615	14,317
Corporate notes	14,056	9,524

	$70,290	$44,835

Short-term Investments
Auction rate securities	$5,800	$2,900
Corporate notes	—	7,009

	$5,800	$9,909

(4) Inventories

Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$2,371	$1,519
Work-in-process	1,508	194
Finished goods	1,263	1,094

	$5,142	$2,807

(5) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated useful life	December 31,
		2007	2006
Office furniture, computer equipment and software	3 to 5 years	$2,910	$2,532
Manufacturing equipment	3 to 10 years	2,673	2,505
Laboratory equipment	7 years	353	260
Leasehold improvements	lease term	3,240	1,208

		9,176	6,505

Less accumulated depreciation and amortization		(3,711)	(2,475)

		5,465	4,030

Construction-in-progress—laboratory and manufacturing equipment		2,438	702

		$7,903	$4,732

Depreciation expense was $1,315,000, $975,000 and $883,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(6) Supply Agreement

The Company has a supply agreement for the production of Testim with DPT Laboratories, Ltd., or DPT. In connection with the agreement, the Company purchased approximately $1.1 million of packaging equipment that is used by DPT in Testim production. The Company owns the equipment. The packaging equipment was placed in service at the end of 2003 and is being amortized over the estimated life of the equipment. Although the Company is not required to purchase any minimum amount of Testim from DPT, it is required to pay a minimum annual manufacturing fee of $190,000.

(7) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Payroll and related expenses	$6,757	$4,971
Royalty expenses	3,236	2,228
Research and development expenses	5,121	3,646
Sales and marketing expenses	1,564	1,392
Testim rebates, discounts and returns accrual	7,430	5,743
Other expenses	2,634	1,542

	$26,742	$19,522

(8) Commitments and Contingencies

(a) Leases

The Company leases its main office space and a manufacturing facility under noncancellable operating leases that expire in 2012 and 2017, respectively. The Company also leases office equipment and automobiles. Rent expense was $3,482,000, $1,606,000 and $782,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

On December 31, 2004, the Company entered into a 90-month lease agreement to move its headquarters facility to Malvern, Pennsylvania. The Company moved into the new office space in June 2005. In June, 2006, the lease agreement was amended to include additional headquarters office space. The Company paid a $400,000 security deposit under the lease, which is included in other assets, and received allowances to improve the leased facility of approximately $1,068,000. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life of the improvements or the life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The new lease includes a period of free rent and escalating minimum rent payments. The Company records rent expense for the minimum lease payments on a straight-line basis.

As of February 22, 2008, the Company amended the Malvern lease agreement to further expand its headquarters office space and extend the lease to December 31, 2013. Under the amendment, the Company received an additional $397,000 improvement allowance for the leased space.

On September 1, 2006, the Company entered into a lease agreement for an existing biological manufacturing facility that has an initial term ending January 1, 2017 and that may be extended for two consecutive five-year periods. The Company maintains a bank letter of credit in the amount of $1,900,000 as a security deposit which is collateralized by a bank deposit of equal amount. This $1,900,000 bank deposit is included in other long-term assets at December 31, 2007 and 2006. The lease provides free rent for the first three months and, thereafter, for escalating minimum rent payments. The Company records rent expense for the minimum lease payments on a straight-line basis. In addition, the lease provides an allowance for tenant improvements of up to $3,750,000 which would be amortized, including an interest factor, over the initial term of the lease. As of December 31, 2007, the Company had not requested any allowances for tenant improvements.

Future minimum lease payments under noncancellable operating leases for manufacturing facilities, office space, equipment and automobiles as of December 31, 2007, and as adjusted for the February 2008 Malvern lease amendment, are as follows (in thousands):

January 1, 2008 to December 31, 2008	$3,730
January 1, 2009 to December 31, 2009	$3,322
January 1, 2010 to December 31, 2010	$3,228
January 1, 2011 to December 31, 2011	$3,303
January 1, 2012 to December 31, 2012	$3,400
January 1, 2013 and thereafter	$10,730

(b) Research, Development and License Agreements

The Company has entered into various licensing agreements. Through December 31, 2007, the Company has made aggregate milestone payments under all agreements of $9,625,000. The Company could make an additional $27,725,000 of contingent milestone payments under all agreements if all underlying events occur over the life of the agreements.

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

In addition to its royalty obligations, the Company is obligated to pay certain upfront payments and milestones under the license agreements with Bentley. Through December 31, 2007, the Company has made aggregate upfront and milestone payments under the three license agreements with Bentley of $625,000. If all events under the Bentley license agreements occur, the Company would be obligated to pay a maximum of an additional $1,025,000 in milestone payments.

BioSpecifics Technologies Corp.

In June 2004, the Company entered into a development and license agreement with BioSpecifics Technologies Corp., or BioSpecifics, and amended such agreement in May 2005 (the BioSpecifics Agreement). Under the BioSpecifics Agreement, as amended, the Company was granted exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ enzyme XIAFLEX. The Company’s licensed rights concern the development of products, other than dermal formulations labeled for topical administration. Currently, the Company is developing XIAFLEX for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome. The Company may expand the BioSpecifics Agreement, at its option, to cover other indications as they are developed by the Company or BioSpecifics.

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

Finally, the Company is obligated to make contingent milestone payments upon contract initiation, receipt of technical data, the one-year anniversary of the BioSpecifics Agreement, filing of regulatory applications and receipt of regulatory approval. Through December 31, 2004, the Company paid up-front and milestone payments under the BioSpecifics Agreement of $5,000,000. The Company recorded two payments of $2,500,000 each as an in-process research and development expense in each of the second and third quarters of 2004 because XIAFLEX was in the early stages of phase II clinical trials and there was no alternative future use for XIAFLEX prior to FDA approval. In March 2005, the Company accrued the one-year contract anniversary payment of $3,000,000 which was paid in June 2005. The Company recorded this accrual as an additional in-process research and development expense in the first quarter of 2005 because XIAFLEX was in the early stages of phase II clinical trials and there was no alternative future use for XIAFLEX prior to FDA approval. In December 2005, the Company paid and expensed the option exercise fee of $500,000 for the Frozen Shoulder syndrome indication. The Company could make up to an additional $5,500,000 of contingent milestone payments under the BioSpecifics Agreement if all existing conditions are met. Additional milestone obligations may be due if the Company exercises an option to develop and license XIAFLEX for additional medical indications.

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

(c) Manufacturing Agreement

In July 2005, the Company entered into an agreement Cobra Biologics Ltd., or Cobra, for the process development, scale up and manufacture of XIAFLEX for phase II/III clinical trials (the Manufacturing Agreement). Through an agreement dated July 14, 2006 (the Amended Manufacturing Agreement), the Company terminated the Manufacturing Agreement and agreed that Cobra will manufacture the XIAFLEX batches needed for clinical trials and for the biological license application (BLA) to be filed under the U.S. Federal Food, Drug and Cosmetic Act and related applicable regulations and will provide related services upon our request. In November 2006, the Company entered into a letter agreement with Cobra (the Amendment) that further amended the Amended Manufacturing Agreement. Under the Amendment, the Company paid $1.1 million to Cobra and Cobra agreed to complete only one BLA batch of the active ingredient for XIAFLEX and perform certain other services as may be agreed to by the parties.

(d) Co-promotion Agreement

In April 2005, the Company entered into a co-promotion agreement (the Oscient Agreement) with Oscient Pharmaceuticals, Inc., or Oscient. The Oscient Agreement provided that Oscient would have the exclusive right to co-promote Testim to primary care physicians in the U.S., while the Company would continue to promote Testim using its specialty sales force that calls on urologists, endocrinologists and select primary care physicians. Oscient compensation for its services was based on a specified percentage of gross profit from Testim sales attributable to primary care physicians in the U.S. (the Oscient co-promotion fees). In, addition, Oscient and the Company agreed to utilize a joint marketing and promotion plan and to share equally in such expenses. The initial term of the Oscient Agreement extended to April 30, 2007. On September 1, 2006, the Company entered into a letter agreement with Oscient which sets forth the terms and conditions upon which Oscient and Auxilium mutually agreed to terminate the Oscient Agreement prior to the expiration of its initial term. Pursuant to the Termination Agreement, the Company paid Oscient the sum of $1,800,000 for the early termination and the Oscient Agreement terminated at the close of business on August 31, 2006, with certain specified provisions surviving termination, and Oscient ceased all promotion activities related to Testim at that time. Oscient co-promotion fees incurred in 2006 and 2005 were $4,508,000 and $3,536,000, respectively.

For the period in 2005 and 2006 during which the Oscient Agreement was in effect, the Company invoiced and recorded in its financial statements all sales of Testim, including those sales to primary care physicians that exceed the specified threshold in the Oscient Agreement, as well as the gross profit earned on all sales. The Company also recorded its share of promotional expenses incurred and the Oscient co-promotion fees as “Selling, general and administrative” operating expenses in its consolidated statement of operations.

(9) Income Taxes

At December 31, 2007, the Company had Federal net operating loss carryforwards of approximately $194.6 million, which will expire in 2019 through 2027, if not utilized. In addition, the Company had state net operating loss carryforwards of approximately $165.8 million, of which $77.7 million relate to Pennsylvania, which expires in 2010 through 2027 if not utilized. Future utilization of Pennsylvania net operating loss carryforwards are limited to the greater of 12.5% of Pennsylvania taxable income or $3.0 million per year. At December 31, 2007, the Company had Federal research and development credits of approximately $4.3 million that will expire in 2020 through 2027, if not utilized.

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

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Net operating losses	$71,896	$56,596
Research and development credit	4,341	2,977
Depreciation and amortization	2,539	3,033
Accruals and reserves	3,154	4,342
Deferred profit	3,835	4,096
Stock compensation	2,826	935
Other temporary differences	83	139

Gross deferred tax assets	88,674	72,118
Deferred tax assets valuation allowance	(88,674)	(72,118)

	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2007 and 2006. The valuation allowance in 2007 increased by $16.6 million over 2006 related primarily to additional net operating losses incurred by the Company.

The Company and its subsidiaries file income tax returns in the United Kingdom, United States and local tax jurisdictions in the United States. Presently, the Company has not been contacted by the Internal Revenue Service or any state tax jurisdictions for examination of its income tax returns for open periods. As the Company has generated losses since inception, all periods from 1999 through 2007, are open to examination.

As of December 31, 2007, the Company believes that there are no significant uncertain tax positions, and no amounts have been recorded for interest and penalties. The Company does not anticipate any events that would require it to record a liability related to any uncertain tax position as prescribed by FIN 48.

(10) Common Stock and Redeemable Convertible Preferred Stock

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

On December 30, 2005, the Company and the purchasers amended the securities purchase agreements (the Amendments). The Amendments delete in its entirety the liquidated damages provision discussed above. The estimated fair value of the warrants on December 30, 2005 of $7,151,000 was reclassified to additional paid-in capital since the equity derivative qualifies as permanent equity under EITF 00-19. The non-cash change in the fair value of the warrants of $990,000 was recorded as other expense for the year ended December 31, 2005.

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

On June 8, 2007, the Company completed a registered direct offering in which the Company issued 3,672,000 shares of common stock at a price of $14.50 per share resulting in gross proceeds to the Company of approximately $53,244,000. In connection with the registered direct offering, the Company paid $2,928,000 in placement agent fees and incurred approximately $450,000 in other transaction costs, resulting in net proceeds to the Company of $49,866,000.

(b) Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock is issued or outstanding.

(11) Warrants

As of December 31, 2007, the Company had the following common stock warrants outstanding:

Expiration date	Number of warrants	Exercise price
May 2008	5,817	$7.50
June 2010	1,219,581	5.84
Oct. 2010	1,056,541	5.63

	2,281,939

(12) Employee Stock Benefit Plans

(a) Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. Employees may contribute up to 10% of their compensation to the 2006 Employee Stock Purchase Plan. The purchase price is 85% of the fair value per share of common stock on the date the purchase period begins or the date on which the purchase period ends, whichever is lower. The plan restricts the maximum number of shares that an employee may purchase to 15,000 shares during each semi-annual purchase period and to $25,000 worth of common stock during each year. There is a maximum of 300,000 shares issuable under the 2006 Employee Stock Purchase Plan. In January, July and December, 2007, employees purchased 39,721, 37,920 and 28,810 shares of common stock at a price of $6.8595, $12.4865 and $14.0505 per share, respectively, representing 85% of the closing price of the common stock on July 3, 2006, January 2, 2007 and July 2, 2007, respectively, the first day at the beginning of each respective purchase period on which the market was open.

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

(b) Stock Options and Stock Awards

Under the Company’s 2004 Equity Compensation Plan, amended and restated June 13, 2007, (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and service providers. In June 2007, the stockholders authorized the increase of shares authorized for issuance under the 2004 Plan to 8,000,000 shares. The Compensation Committee of the Board of Directors (the Compensation Committee) administers the 2004 Plan and has delegated to each of the Company’s Chief Executive Officer and Chief Financial Officer the authority to grant stock options to newly hired employees and promoted employees below the Vice President level within specified parameters. To date, the Company has granted only nonqualified stock options and restricted stock awards under the 2004 Plan. Stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, and generally have a ten-year contractual term and vest no later than four years from the date of grant (with some providing for automatic vesting upon a change of control of the Company). The Company issues new shares of common stock upon exercise of stock options. At December 31, 2007, there were 2,567,396 shares available for future grants under the 2004 Plan.

(c) General Stock Option Information

The following tables summarize stock option activity for the three years ended December 31, 2007:

	Years Ended December 31,
	2007	2006	2005
Options outstanding:
Outstanding at beginning of period	3,548,903	2,101,498	1,858,700
Granted	1,339,240	1,864,323	1,070,592
Exercised	(826,034)	(185,970)	(210,687)
Cancelled	(286,004)	(230,948)	(617,107)

Outstanding at end of period	3,776,105	3,548,903	2,101,498

Exercisable at end of period	1,153,052	1,293,361	1,186,909

Weighted average exercise prices:
Outstanding at beginning of period	$7.40	$5.92	$6.55
Granted	15.29	8.94	5.01
Exercised	6.34	5.30	3.52
Cancelled	9.53	7.98	6.93
Outstanding at end of period	10.27	7.40	5.92
Exercisable at end of period	7.21	6.26	6.56

Of the 286,004 options cancelled during 2007, 279,377 represented unvested options forfeited with an average exercise price of $9.46 and 6,627 represented vested options cancelled with a weighted average exercise price of $12.22. The aggregate intrinsic value of options outstanding and of exercisable options as of December 31, 2007 was $74,457,000 and $26,270,000, respectively. These aggregate intrinsic values represent the total pretax intrinsic value, based on the Company’s stock closing price of $29.99 as of December 31, 2007, that would have been received by the option holders had all option holders exercised their options as of that date.

The weighted-average grant date fair value of the options issued in 2007, 2006 and 2005 was $8.30, $5.84 and $3.40, respectively. The total fair value of options vested in 2007, 2006 and 2005 was $3,663,000, $1,143,000 and $3,144,000, respectively. The total intrinsic value of options exercised in 2007, 2006 and 2005 was $9,119,000, $901,000 and $355,000, respectively. As of December 31, 2007, the weighted average remaining contractual life of outstanding options and of exercisable options was 8.27 and 7.10 years, respectively.

The total number of in-the-money options exercisable as of December 31, 2007 was 1,153,052.

(d) Restricted Stock Information

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the three years ended December 31, 2007:

	Years Ended December 31,
	2007	2006	2005
Nonvested shares:
At beginning of period	232,544	81,451	88,055
Granted	15,000	200,000	25,000
Vested	(48,742)	(48,794)	(20,488)
Forfeited	(730)	(113)	(11,116)

At end of period	198,072	232,544	81,451

Weighted average grant date fair value:
At beginning of period	$7.47	$6.67	$7.50
Granted	13.39	7.81	4.78
Vested	7.48	7.50	7.50
Forfeited	7.50	7.50	7.50
At end of period	7.92	7.47	6.67

(e) Valuation and Expense Information under SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including stock options and employee stock purchases under the Company’s employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method under APB No. 25 and provided pro forma information in accordance with SFAS No. 123 concerning the impact of a fair value measurement of share-based compensation. The fair value of each share-based award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table. The expected volatility is based on the blended historical volatility of peer group companies and, for 2007 and 2006, the historical volatility of the Company. The Company uses the simplified calculation of expected option life, described in SAB No. 107, because the Company’s history is inadequate to determine a reasonable estimate of the option life. The dividend yield is determined based on the Company’s history to date and management’s estimate of dividends over the option life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant.

	Year Ended December 31,
	2007	2006	2005
Weighted average assumptions:
Expected life of options (in years)	6.09	6.25	5.50
Risk-free interest rate	4.59%	4.90%	4.02%
Expected volatility	50.18%	66.47%	80.00%
Expected dividend yield	0.00%	0.00%	0.00%

Pre-vesting forfeitures are estimated in the determination of total stock-based compensation cost based on Company experience. The estimate on pre-vesting forfeitures will be adjusted in future periods to the extent actual pre-vesting forfeitures differ, or are expected to differ, from such estimates. As of December 31, 2007, there was approximately $13,389,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.57 years. Future grants will add to this total, whereas future amortization and the vesting of existing grants will reduce this total.

(f) Pro Forma Disclosures

The pro forma information presented in the following table assumes that compensation cost for employee and director service option grants and purchase rights under the Company’s 2004 Employee Stock Purchase Plan had been determined based on the fair value at the grant dates for those options, consistent with SFAS No. 123. On this basis, the net loss and net loss per common share for the years ended December 31, 2005 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

Year Ended December 31, 2005
Net loss applicable to common stockholders, as reported	$(38,258)
Add: total stock based employee compensation expense recognized under the intrinsic value based method	272
Deduct: total stock based employee compensation expense determined under fair value based method	(3,685)

Pro forma net loss applicable to common stockholders	$(41,671)

Net loss per common share:
Basic and diluted, as reported	$(1.54)

Basic and diluted, pro forma	$(1.67)

The above pro forma disclosure is not representative of the effects of stock-based compensation for years subsequent to 2005. In September 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of the unvested portion of “out-of-the-money” stock options then held by employees, including executive officers. All other terms and conditions of these “out-of-the-money” options remained unchanged. As a result of this acceleration, approximately $1.9 million of compensation cost applicable to these “out-of-the-money” stock options is reflected in the above pro forma table.

(13) Testim Marketing and Distribution Agreements

In December 2003, the Company entered into an exclusive marketing and distribution agreement with Bayer, Inc. or, Bayer, in Canada. In December 2006, this agreement was mutually terminated and the previously deferred amount of $600,000 of non-refundable receipts from Bayer was recognized as revenue.

In March 2004, the Company signed a sublicense agreement, as later amended, with Ipsen to use and sell Testim on a worldwide basis outside the U.S., Canada, Mexico, Japan, Poland, Russia, South Korea and China, their territories and possessions. Ipsen has launched Testim in Belgium, Denmark, Finland, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden, and the U.K. Ipsen is obligated to purchase product from the Company and to pay royalty and certain milestone payments. The milestone payments are due upon contract signing, regulatory approval, product launch in various countries and supply price reductions. The license is exclusive and royalty-bearing for the longer of ten years from market launch or the expiration of patent protection in any particular country.

In December 2006, the Company entered into an exclusive marketing and distribution agreement with Paladin Labs, Inc., or Paladin, in Canada. Paladin agreed to purchase product and pay certain royalty and milestone payments. Milestones payments were due upon contract signing and upon achieving specified sales levels. The term of the agreement is for the life of the patent covering Testim in Canada.

Through December 31, 2007, the Company collected $12,200,000 of license payments under the Ipsen and Paladin agreements. Of this amount, $11,200,000 relates to non-refundable milestones. The remaining $1,000,000 represents refundable milestone from Ipsen that cannot be recognized at this time. During the years ended December 31, 2007 and 2006, the Company recorded revenue of $732,000 and $685,000, respectively, for up-front and milestone amounts received from Ipsen. At December 31, 2007, $748,000 was classified as current deferred revenue and $9,500,000 was classified as long-term deferred revenue.

(14) Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering substantially all U.S. employees. The board of directors determines contributions made by the Company annually. The Company made matching contributions of $274, 000, $170,000, and $136,000 in 2007, 2006, and 2005, respectively.

In 2001, the Company adopted a defined contribution plan covering substantially all United Kingdom employees. The Company made contributions of $63,000, $80,000, and $70,000 in 2007, 2006, and 2005, respectively.

(15) Unaudited Quarterly Financial Information (in thousands, except share and per share amounts):

	2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$18,420	$23,340	$26,236	$27,738
Cost of goods sold	5,078	5,872	6,421	7,239
Research and development expenses*	8,711	9,711	9,833	14,545
Selling, general and administrative expenses*	17,207	18,503	18,159	18,902
Loss from operations	(12,576)	(10,746)	(8,177)	(12,948)
Net loss	(11,877)	(10,022)	(6,950)	(11,858)
Basic and diluted net loss per common share (1)	(0.33)	(0.27)	(0.17)	(0.29)
Weighted average basic and diluted common shares outstanding	35,778,015	36,724,292	39,850,584	40,331,967

*includes the following amounts of stock-based compensation expense:
Research and development	$222	$272	$308	$378
Selling, general and administrative	959	1,187	1,333	1,378

	2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$14,893	$16,471	$17,640	$19,486
Cost of goods sold	3,850	4,386	4,484	4,971
Research and development expenses*	8,368	8,859	8,450	12,223
Selling, general and administrative expenses*	12,906	15,473	17,120	15,777
Loss from operations	(10,231)	(12,247)	(12,414)	(13,486)
Net loss	(9,673)	(11,746)	(11,770)	(12,758)
Basic and diluted net loss per common share (1)	(0.33)	(0.40)	(0.39)	(0.36)
Weighted average basic and diluted common shares outstanding	29,187,794	29,244,903	30,081,510	35,234,484

*includes the following amounts of stock-based compensation expense:
Research and development	$52	$71	$109	$165
Selling, general and administrative	337	558	874	916

(1)	The sum of the quarterly loss per share amounts may differ from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their respective evaluations as of the end of the period covered by this Report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report are effective to provide reasonable assurance that the information required to be disclosed in the reports we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. A controls system cannot provide absolute assurances, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

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

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in our definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements on page 68.

(2)	Financial Statement Schedules

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

AUXILIUM PHARMACEUTICALS, INC.

Date: March 10, 2008	By:	/s/ Armando Anido
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

Signature	Title	Date

/s/ Armando Anido	Chief Executive Officer and President (Principal Executive Officer) and Director	March 10, 2008
Armando Anido

/s/ James E. Fickenscher	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008
James E. Fickenscher

/s/ Rolf A. Classon	Chairman	March 10, 2008
Rolf A. Classon

/s/ Al Altomari	Director	March 10, 2008
Al Altomari

/s/ Edwin A. Bescherer Jr.	Director	March 10, 2008
Edwin A. Bescherer Jr.

/s/ Philippe O. Chambon	Director	March 10, 2008
Philippe O. Chambon

/s/ Oliver S. Fetzer	Director	March 10, 2008
Oliver S. Fetzer

/s/ Renato Fuchs	Director	March 10, 2008
Renato Fuchs

/s/ Dennis H. Langer	Director	March 10, 2008
Dennis H. Langer

/s/ Dennis J. Purcell	Director	March 10, 2008
Dennis J. Purcell

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 000-50855, and incorporated by reference herein).

4	Third Amended and Restated Investors Rights Agreement, dated October 31, 2003, by and among the Registrant and parties listed therein (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.1*	License Agreement, dated May 31, 2000, as amended, between Bentley Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.2*	License Agreement, dated May 31, 2001, as amended, between Bentley Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.3*	License Agreement, dated June 20, 2003, between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.4	Amendment, dated April 19, 2004, to License Agreement between Formulation Technologies, L.L.C. d/b/a PharmaForm and the Registrant, dated June 20, 2003 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.5	Amendment No. 2, dated June 17, 2004, to License Agreement between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant, dated June 20, 2003 (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.6*	Research and Development Agreement, dated June 20, 2003, between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.7*	Amendment, dated February 8, 2005, to Research and Development Agreement between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant, dated June 20, 2003 (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the years ended December 31, 2004 and incorporated by reference herein ).

10.8*	License Agreement, dated February 8, 2005, between Formulation Technologies, L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-50855, and incorporated by reference herein).

Exhibit No.	Description
10.9*,**	Development and License Agreement, dated June 3, 2004, by and between BioSpecifics Technologies Corp. and the Registrant.

10.10*	Amendment No. 1, dated May 10, 2005, to the Development and License Agreement by and between BioSpecifics Technologies Corp. and the Registrant, dated June 3, 2004 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2005, File No. 000-50855, and incorporated by reference herein).

10.11*	License and Distribution Agreement, dated March 26, 2004, between Ipsen Farmaceutica B.V. and the Registrant (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.12*	Manufacturing Agreement, dated April 23, 2002, between DPT Laboratories, Ltd. and Registrant (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.13*	First Amendment, dated May 28, 2002 to Manufacturing Agreement between DPT Laboratories, Ltd. and the Registrant, dated April 23, 2002 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.14*	Third Amendment, dated September 14, 2005, to Manufacturing Agreement between DPT Laboratories, Ltd. and the Registrant, dated April 23, 2002 (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on September 20, 2005, File No. 000-50855, and incorporated by reference herein).

10.15*	Process Development and cGMP Manufacture of Phase III CTM Agreement, dated June 28, 2005, by and between Cobra Biomanufacturing Plc and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2005, File No. 000-50855, and incorporated by reference herein).

10.16	Agreement of Lease, dated December 31, 2004, between Liberty Property Limited Partnership, as landlord, and Auxilium Pharmaceuticals, Inc., as tenant, as amended by the First Amendment to Agreement of Lease, dated as of June 1, 2006, by and between Auxilium Pharmaceuticals, Inc. and Liberty Property Limited Partnership and the Second Amendment to Agreement of Lease, dated February 22, 2008, between Auxilium Pharmaceuticals, Inc. and Liberty Property Limited Partnership (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2008, File No. 000-50855, and incorporated by reference herein).

10.17	Promissory Note, dated June 13, 2003, made by the Registrant in favor of General Electric Capital Corporation (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.18	Master Security Agreement, dated June 16, 2002, between General Electric Capital Corporation and the Registrant (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.19*	Commercial Outsourcing Services Agreement, dated November 13, 2002, between Integrated Commercialization Solutions Inc. and the Registrant (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

Exhibit No.	Description
10.20	Form of Securities Purchase Agreement, dated June 28, 2005 (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on July 1, 2005, File No. 000-50855, and incorporated by reference herein).

10.21	Form of Amendment to Securities Purchase Agreement, dated December 30, 2005 (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, File No. 000-50855, and incorporated by reference herein).

10.22#	Registrant’s 2004 Equity Compensation Plan, amended and restated as of June 13, 2007 (filed as Exhibit A to the Registrant’s Definitive Proxy Statement, dated April 30, 2007, for its 2006 Annual Meeting of Stockholders, and incorporated by reference herein).

10.23#	Form of Nonqualified Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.24#	Form of Nonqualified Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.25#	Form of Incentive Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.26#	Form of Incentive Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.27#	Form of Amendment to Stock Option Grant Agreement for the acceleration of vesting of “out-of-the-money” stock options (filed as filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on September 26, 2005, File No. 000-50855, and incorporated by reference herein).

10.28#	Registrant’s 2004 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.29#	Employment Agreement, dated May 18, 2005, between James E. Fickenscher and the Registrant (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005, File No. 000-50855, and incorporated by reference herein).

10.30#	Employment Agreement, dated April 19, 2004, between Dr. Jyrki Mattila and the Registrant (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.31#	Employment Agreement, dated March 22, 2005, between Jennifer Evans Stacey and the Registrant (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.32*	Manufacturing and Clinical Supply Agreement, dated February 28, 2006, between the Registrant and Althea Technologies, Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2006, File No. 000-50855, and incorporated by reference herein).

Exhibit No.	Description
10.33	Indemnification Agreement, dated March 31, 2006, between KPMG LLP and the Registrant (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-50855, and incorporated by reference herein).

10.34	Indemnification Agreement, dated as of April 21, 2006, between the Registrant and KPMG LLP (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on April 27, 2006, file No. 000-50855, and incorporated by reference herein).

10.35	Indemnification Agreement, dated as of May 23, 2006, between the Registrant and KPMG LLP (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on June 6, 2006, File No. 000-50855, and incorporated by reference herein).

10.36#	Employment Agreement, dated June 27, 2006, between the Registrant and Armando Anido (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-50855, and incorporated by reference herein).

10.37*	Exhibit No. 11 to the Research and Development Agreement, dated as of July 14, 2006, by and between the Registrant and Cobra Biologics Ltd. (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-50855, and incorporated by reference herein).

10.38	Lease Agreement, dated September 1, 2006, between the Registrant and ARE-PA Region No. 6, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2006, File No. 000-50855, and incorporated by reference herein).

10.39	Letter Agreement, dated November 22, 2006, by and between the Registrant and Cobra Biologics Ltd. (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on November 29, 2006, File No. 000-50855, and incorporated by reference herein).

10.40	Letter Agreement, dated December 1, 2006, between the Registrant and Bayer Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2006, File No. 000-50855, and incorporated by reference herein).

10.41#	2006 Cash Bonus Awards, 2007 Base Salary, 2007 Target Cash Bonus Awards and 2007 Stock Option Awards for Named Executive Officers (filed with the Registrant’s Current Report on Form 8-K filed on March 1, 2007, File No. 000-50855, and incorporated by reference herein).

10.42#	Employment Agreement dated March 13, 2007, between the Registrant and Roger D. Graham, Jr. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2007, File No. 000-50855, and incorporated by reference herein).

10.43#	Form of Restricted Stock Grant Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 7, 2007, File No. 000-50855, and incorporated by reference herein).

10.44	Placement Agency Agreement, dated June 7, 2007, by and among the Registrant, Banc of America Securities LLC and Thomas Weisel Partners LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007, File No. 000-50855, and incorporated by reference herein).

10.45#	Form of Nonqualified Stock Option Agreement for awards to Non-Employee Directors under the Registrant’s 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2007, File No. 000-50855, and incorporated by reference herein).

Exhibit No.	Description
10.46#**	Employment Agreement dated January 31, 2008, between the Registrant and Anthony DelConte

21**	Subsidiaries of the Registrant.

23**	Consent of PricewaterhouseCoopers LLP.

24**	Power of Attorney (included on signature page).

31.1**	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32**	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC.

**	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.

*	Certain information in this exhibit has been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC.
**	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.