Form 10-Q
period 2008-03-31
AUXILIUM PHARMACEUTICALS INC
filed 2008-05-09
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 41,146,578.

AUXILIUM PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$56,897	$70,290
Short-term investments	—	5,800
Accounts receivable, trade, net	13,127	11,678
Accounts receivable, other	796	619
Inventories	8,024	5,142
Prepaid expenses and other current assets	3,783	3,129

Total current assets	82,627	96,658
Property and equipment, net	8,042	7,903
Long-term investments	5,800	—
Other assets	2,410	2,418

Total assets	$98,879	$106,979

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$5
Accounts payable	2,674	3,944
Accrued expenses	29,265	26,742
Deferred revenue, current portion	729	748
Deferred rent, current portion	304	358

Total current liabilities	32,972	31,797

Deferred revenue, long-term portion	9,349	9,500

Deferred rent, long-term portion	1,783	1,666

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 41,170,034 and 40,768,809 shares at March 31, 2008 and December 31, 2007, respectively	412	408
Additional paid-in capital	291,207	288,122
Accumulated deficit	(236,483)	(224,168)
Treasury stock at cost: 27,179 and 26,276 shares at March 31, 2008 and December 31, 2007, respectively	(345)	(322)
Accumulated other comprehensive income	(16)	(24)

Total stockholders’ equity	54,775	64,016

Total liabilities and stockholders’ equity	$98,879	$106,979

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues	$27,117	$18,420

Operating expenses:
Cost of goods sold	5,999	5,078
Research and development*	13,191	8,711
Selling, general and administrative*	21,020	17,207

Total operating expenses	40,210	30,996

Loss from operations	(13,093)	(12,576)
Interest income (expense), net	779	702
Other income (expense), net	—	(3)

Net loss	$(12,314)	$(11,877)

Basic and diluted net loss per common share	$(0.30)	$(0.33)

Weighted average common shares outstanding	40,670,290	35,778,015

* includes the following amounts of stock-based compensation expense:
Research and development	$516	$222
Selling, general and administrative	1,597	959

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,314)	$(11,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,113	1,181
Depreciation and amortization	467	312
Changes in operating assets and liabilities:
Increase in accounts receivable, trade and other	(1,627)	(236)
Increase in inventories	(2,883)	(305)
Increase in prepaid expenses and other current assets	(668)	(614)
Increase (decrease) in accounts payable and accrued expenses	1,486	(2,084)
Decrease in deferred revenue	(170)	(175)
Increase in deferred rent	64	102

Net cash used in operating activities	(13,532)	(13,696)

Cash flows from investing activities:
Redemptions of short-term investments	2,400	10,611
Purchases of short-term investments	(2,400)	(8,602)
Purchases of property and equipment	(816)	(655)

Net cash provided by (used in) investing activities	(816)	1,354

Cash flows from financing activities:
Proceeds from exercise of common stock options	974	2,867
Employee Stock Purchase Plan purchases	—	272
Treasury stock acquisition	(23)	—
Payments on debt financings	(5)	(15)

Net cash provided by (used in) financing activities	946	3,124

Effect of exchange rate changes on cash	9	(4)

Decrease in cash and cash equivalents	(13,393)	(9,222)
Cash and cash equivalents, beginning of period	70,290	44,835

Cash and cash equivalents, end of period	$56,897	$35,613

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2008

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Accumulated other comprehensive loss
	Shares	Amount			Shares	Cost
Balance, January 1, 2008	40,768,809	$408	$288,122	$(224,168)	26,276	$(322)	$(24)
Exercise of common stock options	113,998	1	974	—	—	—	—
Cashless exercise of common stock warrants	287,227	3	(3)	—	—	—	—
Stock-based compensation	—	—	2,113	—	—	—	—
Treasury stock acquisition	—	—	—	—	903	(23)	—
Foreign currency translation adjustment	—	—	—	—	—	—	8
Net loss	—	—	—	(12,314)	—	—	—

Balance, March 31, 2008	41,170,034	$412	$291,207	$(236,483)	27,179	$(345)	$(16)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at March 31, 2008 and for the respective three-month periods ended March 31, 2008 and 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2007 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2007 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(12,314)	$(11,877)

Denominator:
Weighted-average common shares outstanding	40,867,933	36,012,726
Weighted-average unvested restricted common shares subject to forfeiture	(197,643)	(234,711)

Shares used in calculating net loss per common share	40,670,290	35,778,015

Basic and diluted net loss per common share	$(0.30)	$(0.33)

Diluted net loss per common share is computed giving effect to all potentially dilutive securities, including stock options and warrants. Diluted net loss per common share for all periods presented is the same as basic net loss per common share because the potential common stock is anti-dilutive.

(c) New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is applicable to other accounting literature that requires fair value measurement and does not require any new fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this statement applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009 the standard will also apply to all other fair value measurements. While the adoption of the statement did not materially impact its results of operation or financial position, the Company is required to provide additional disclosures as part of its financial statements.

SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs in measuring fair value. These tiers are as follows: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than the quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs (entity developed assumptions) in which little or no market data exists.

As of March 31, 2008, the Company held certain investments classified as “available for sale” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are required to be measured at fair value on a recurring basis. These are investments in cash equivalents and auction-rate securities (ARS). Cash equivalents, which amounted to $55,016,000 and are included in “Cash and cash equivalents” at March 31, 2008, are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). ARS, which amounted to $5,800,000 and are classified as “Long-term investments” at March 31, 2008, are carried at par value which is considered to approximate fair value based on market prices for similar securities (Level 2 inputs).

Further, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies the option to measure at fair value many financial instruments and certain other assets and liabilities on an instrument-by-instrument basis. The Company has not elected the fair value option for any of its financial assets or liabilities.

2. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$1,950	$2,371
Work-in-process	718	1,508
Finished goods	5,356	1,263

	$8,024	$5,142

3. LONG-TERM INVESTMENTS

As of March 31, 2008, the Company held $5.8 million of ARS. These investments are private placement securities with long-term stated maturities for which interest rates are reset through a “Dutch” auction every 28 or 35 days. They carry AAA/Aaa ratings and are backed by student loans which carry guarantees as provided under the Federal Family Education Loan Program of the U.S. Department of Education. The Dutch auction mechanism, which allows investors to sell or hold the securities at par, had in the past provided a liquid market for these types of securities. Given this liquidity, the Company had previously classified investments in ARS as current and reported them as “Short-term investments” in its Consolidated Balance Sheet. However, with liquidity issues experienced in global credit and capital markets, the auctions for these securities have failed since February 10, 2008. Since the Company is unable to predict when the market for these securities will recover, these investments have been classified as non-current and are reported as “Long-term investments” in the unaudited Consolidated Balance Sheet at March 31, 2008.

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Payroll and related expenses	$4,778	$6,757
Royalty expenses	3,329	3,236
Research and development expenses	6,350	5,121
Sales and marketing expenses	3,175	1,564
Testim rebates, discounts and returns accrual	8,439	7,430
Other expenses	3,194	2,634

	$29,265	$26,742

5. STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services. As of March 31, 2008, the Company has granted non-qualified stock options and restricted stock under this plan. At March 31, 2008, there were 1,536,467 shares available for future grants under the 2004 Plan.

(a) Stock Option Information

During the three months ended March 31, 2008, the Company granted 889,883 standard non-qualified stock options and 180,000 performance-based non-qualified stock options to employees to purchase shares of the Company’s common stock pursuant to the 2004 Plan. The options expire ten years from date of grant and their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted. The standard non-qualified stock options vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee. The performance-based options were awarded to certain officers. The ultimate amount of performance options that will accrue to these grantees is dependent upon attainment of one of the defined levels of performance related to the submission of a Biologic License Application (the BLA) for XIAFLEX™ (clostridial collagenase for injection), formerly referred to as AA4500, for the treatment of Dupuytren’s contracture to the U.S. Food & Drug Administration (FDA), or the timing of a change in control of the Company, prior to July 1, 2009. The full amount of the performance award is earned if the BLA is submitted to the FDA on or before March 31, 2009 and the FDA has granted an expedited review for the BLA. Two-thirds of the performance award is earned if the BLA is submitted on or before March 31, 2009 and the FDA did not grant an expedited review, or if there is a change in control of the Company on or before March 31, 2009. One-third of the performance award is earned if the BLA is submitted, or if there is a change in control of the Company, during the period from April 1, 2009 to June 30, 2009. None of the performance award is earned if the BLA is filed, or there is a change in control, after June 30, 2009. Each performance-based option has an exercise price of $32.72 and vests 33-1/3% on each 10 month anniversary of the date the performance goal is met. If the performance goal has been met and there is a change in control of the Company while the grantee is employed by, or providing service to the Company, any portion of the option that has not yet become exercisable shall automatically become immediately exercisable in full.

The following tables summarize stock option activity for the three month period ended March 31, 2008:

	Three Months Ended March 31, 2008
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2007	3,776,105	$10.28
Granted	1,069,883	32.49
Exercised	(113,998)	8.55
Canceled	(38,954)	16.74

Outstanding at March 31, 2008	4,693,036	15.33	8.50	$59,730,515

Exercisable at March 31, 2008	1,317,406	7.82	7.30	24,927,707

During the three months ended March 31, 2008, total intrinsic value of options exercised was $2,614,493. The aggregate intrinsic values in the preceding table represent the total pretax intrinsic value, based on the Company’s stock closing price of $26.74 as of March 31, 2008, that would have been received by the option holders had all option holders exercised their options as of that date. All 1,317,406 exercisable options as of March 31, 2008 were in-the-money.

(b) Restricted Stock Information

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the three month period ended March 31, 2008:

	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2007	198,072	$7.92
Vested	(3,000)	13.39

Nonvested at March 31, 2008	195,072	7.84

(c) Valuation Assumptions and Expense Information

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended March 31,
	2008	2007
Weighted average assumptions:
Expected life of options (in years)	6.26	6.25
Risk-free interest rate	3.09%	4.65%
Expected volatility	48.10%	51.76%
Expected dividend yield	0.00%	0.00%

During the three months ended March 31, 2008, the weighted-average grant-date fair value of options granted was $16.42 and the total fair value of options vested was $1,729,106.

Through March 31, 2008, no expense has been recognized for the 180,000 performance-based non-qualified stock options described above since it is not currently probable that any of the performance conditions will be met. As of March 31, 2008, there was approximately $25,100,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.70 years.

6. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(12,314)	$(11,877)
Other comprehensive income (loss):
Foreign currency translation	8	(5)

Comprehensive loss	$(12,306)	$(11,882)

The foreign currency translation amounts relate to the Company’s foreign subsidiary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the efficacy of our product candidates, the commercial benefits available to us as a result of our agreements with third parties, future operations, financial position, future revenues, projected costs, the size of addressable markets, prospects, plans and objectives of management and other statements regarding matters that are not historical facts and involve predictions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are subject to a number of risks and uncertainties including, among other things:

•	growth in sales of Testim®, our only marketed product;

•	growth of the overall androgen market;

•	the availability of and ability to obtain additional funds through public or private offerings of debt or equity securities;

•	achieving market acceptance of Testim by physicians and patients and competing effectively with other Testosterone Replacement Therapy (TRT) products;

•	obtaining and maintaining all necessary patents or licenses;

•	purchasing ingredients and supplies necessary to manufacture Testim and our product candidates at acceptable terms to us;

•	obtaining and maintaining third-party payor coverage and reimbursement for Testim and our product candidates;

•	the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•	the ability to enroll patients in clinical trials for XIAFLEX in the expected timeframes;

•	the ability to obtain authorization from FDA or other regulatory authority to initiate clinical trials of XIAFLEX within the expected timeframes;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	the size of addressable markets for our product candidates;

•	results of clinical trials;

•	meeting applicable regulatory standards, filing for and receiving required regulatory approvals;

•	complying with the terms of our license and other agreements;

•	the ability to manufacture or have manufactured Testim, XIAFLEX and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	changes in industry practice; and

•	one-time events.

These risks are not exhaustive. For a more detailed discussion of risks and uncertainties, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and “Item 1A – Risk Factors” of this quarterly report. Other sections of this quarterly report and in our other SEC filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects. Moreover, we operate in a very competitive and rapidly changing environment. Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected therein will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws. We qualify all forward-looking statements by these cautionary statements.

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. We currently have approximately 320 employees. Our only marketed product, Testim®, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration.

Our current product pipeline includes:

Phase III:

- XIAFLEX for the treatment of Dupuytren’s contracture

Phase II:

- XIAFLEX for the treatment of Peyronie’s disease

- XIAFLEX for the treatment of Frozen Shoulder syndrome, or Adhesive Capsulitis

Phase I:

- AA4010, treatment for overactive bladder using our transmucosal film delivery system

Preclinical:

- one pain product using our transmucosal film delivery system.

In addition to the above, we have the rights to develop seven other compounds for the treatment of pain using our transmucosal film technology and other products using our transmucosal film delivery system for treatment of urological disease and for hormone replacement therapy. We also have the option to license other indications for XIAFLEX other than dermal products for topical administration.

With regard to the development of XIAFLEX for the treatment of Dupuytren’s contracture, we have enrolled over 900 patients in the four on-going phase III XIAFLEX clinical trials (CORD I, CORD II, JOINT I and JOINT II) that started in the third quarter of 2007. As of March 31, 2008, over 1,000 patients have been dosed and over 2,000 XIAFLEX injections have been given across all Dupuytren’s contracture clinical trials. We expect to release top line efficacy results from the CORD I and CORD II phase III trials in the second quarter of 2008 and we believe we are on track to submit the BLA for Dupuytren’s contracture in early 2009.

With regard to the development of XIAFLEX for the treatment of Peyronie’s disease, the FDA required that we conduct an animal study in order to evaluate the potential impact of XIAFLEX on normal penile tissue, in case the injection misses the targeted Peyronie’s plaque, prior to commencing phase IIb studies. The protocol for the animal study was approved by the FDA in June 2007 and the study has been completed. The FDA is currently reviewing the final report from this pre-clinical local effects/ tolerability study and we expect to begin dosing patients in the phase IIb study of XIAFLEX for the treatment of Peyronie’s disease in the second quarter of 2008. We anticipate that this phase IIb study will test different regimens and further validate a patient-reported outcomes questionnaire that we have developed for Peyronie’s disease.

We have begun to explore partnering opportunities for XIAFLEX as part of our ongoing evaluation of options to maximize the product’s potential in Europe.

We have never been profitable and have incurred an accumulated deficit of $236.5 million as of March 31, 2008. We expect to incur significant operating losses for the foreseeable future. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim and additional development and pre-commercialization costs for:

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

Net revenues. Net revenues increased $8.7 million, or 47%, to $27.1 million for the quarter ended March 31, 2008 from $18.4 million for the comparable 2007 period. This increase in net revenues resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (NPA) data from IMS Health (IMS), a pharmaceutical market research firm, Testim total prescriptions for the first quarter of 2008 grew 31% over the comparable period of 2007. We believe that Testim prescription growth in the 2008 period over the 2007 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for the first quarter of 2008 benefited from price increases having a cumulative impact of 10% over the comparable 2007 period. Revenue from international product shipments in the first quarter of 2008 and 2007 amounted to zero and $0.3 million, respectively. Total product sales allowances for the first quarter of 2008 and 2007 amounted to 19.3% and 19.2%, respectively, of total gross revenue with increases in the percentages for product rebates and coupons usage for new patients offset by declines in the percentages for fee for service and returns and allowances.

Cost of goods sold. Cost of goods sold was $6.0 million and $5.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase in cost of goods sold for the three months ended March 31, 2008 over the comparable period in 2007 was principally attributable to the increase in Testim revenue in the U.S. Gross margin on our net revenues was 77.9% in the first quarter of 2008 compared to 72.4% in the comparable 2007 period. Gross margin reflects the cost of product sold as well as royalty payments made to the Company’s licensor on the sales of Testim. The increase in gross margin reflects the impact of year-over-year price increases, the decline in low margin international product shipments, the benefit of a one-time manufacturing fee rebate and the lack of expenses related to Testim manufacturing and quality improvement programs carried out in the first quarter of 2007.

Research and development expenses. Research and development costs for the first quarter of 2008 were $13.2 million compared with $8.7 million for the comparable year-ago period. The increase in research and development costs was primarily due to the increased spending for development and manufacturing of XIAFLEX.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $21.0 million for the quarter ended March 31, 2008 compared with $17.2 million for the year-ago quarter. The increase was primarily due to higher investment in promotional spending for Testim, investments in market research and incremental personnel for XIAFLEX, and higher stock-based compensation expense.

Interest income (expense), net. Interest income, net was $0.8 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively. Net interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Since inception through March 31, 2008, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through March 31, 2008, we received net proceeds of approximately $277.1 million from private and public sales of equity securities and the exercise of stock options and warrants. We had $56.9 million and $70.3 million in cash and cash equivalents as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, we held $5.8 million of ARS. Prior to 2008, we classified investments in ARS as current and reported them as “Short-term investments” in our Consolidated Balance Sheet. However, with liquidity issues experienced in global credit and capital markets, the auctions for these securities have failed since February 10, 2008. Since we are unable to predict when the market for these securities will recover, these investments have been classified as non-current and are reported as “Long-term investments” in the unaudited Consolidated Balance Sheet at March 31, 2008.

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

Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans, financial condition, results of operations and prospects. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Sources and Uses of Cash

Cash used in operations was $13.5 million and $13.7 million for the three months ended March 31, 2008 and 2007, respectively. In both periods, cash used in operations resulted primarily from operating losses. Cash used in operations for the three months ended March 31, 2008 included a $2.9 million increase in inventory which was primarily due to the Company’s decision to increase the finished inventory level on hand and available for sale.

Cash used in investing activities was $0.8 million for the three months ended March 31, 2008 compared to cash provided of $1.4 million for the three months ended March 31, 2007. The cash impact of investing activities in the 2008 and the 2007 periods relates primarily to the net effect of purchases and redemptions of short-term investments, together with our investments in property and equipment.

Cash provided by financing activities was $0.9 million and $3.1 million for the three months ended March 31, 2008 and 2007, respectively. Cash provided by financing activities for the 2008 period results primarily from cash receipts from stock option exercises. Cash provided by financing activities in the 2007 period results primarily from the cash receipts from stock option exercises and employee stock purchases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

New Accounting Pronouncements

See Note 1(c)—New Accounting Pronouncements to the Company’s Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. There have been no significant changes in our exposure to market risks since December 31, 2007. Refer to “Item 7 A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information.

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

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 in evaluating our business, financial position, future results and prospects. Although there have been no material changes to the risk factors described in such Annual Report on Form 10-K, the risks described therein are not the only risks facing our company. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect our business, financial position, future results and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended March 31, 2008:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2008 to Jan. 30, 2008	None		Not applicable	Not applicable	Not applicable
Feb. 1, 2008 to Feb. 29, 2008	None		Not applicable	Not applicable	Not applicable
Mar. 1, 2008 to Mar. 31, 2008	903	(1)	$24.98	Not applicable	Not applicable

Total	903	(1)	$24.98	Not applicable	Not applicable

(1)	All 903 shares were purchased from Roger D. Graham, Jr., Executive Vice President of Sales and Marketing, pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock issued in accordance with Rule 16 b-3 of the Securities Exchange Act of 1934.

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

AUXILIUM PHARMACEUTICALS, INC.

Date: May 9, 2008	/s/ Armando Anido
Armando Anido
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: May 9, 2008	/s/ James E. Fickenscher
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