Form 10-Q
period 2008-06-30
AUXILIUM PHARMACEUTICALS INC
filed 2008-08-08
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2008, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 41,510,674.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$48,822	$70,290
Short-term investments	—	5,800
Accounts receivable, trade, net	12,787	11,678
Accounts receivable, other	1,060	619
Inventories	8,518	5,142
Prepaid expenses and other current assets	3,190	3,129

Total current assets	74,377	96,658
Property and equipment, net	14,152	7,903
Long-term investments	3,940	—
Other assets	2,388	2,418

Total assets	$94,857	$106,979

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$5
Accounts payable	2,011	3,944
Accrued expenses	33,166	26,742
Deferred revenue, current portion	729	748
Deferred rent, current portion	333	358

Total current liabilities	36,239	31,797

Deferred revenue, long-term portion	9,166	9,500

Deferred rent, long-term portion	1,819	1,666

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 41,442,877 and 40,768,809 shares at June 30, 2008 and December 31, 2007, respectively	414	408
Additional paid-in capital	296,592	288,122
Accumulated deficit	(248,208)	(224,168)
Treasury stock at cost: 31,187 and 26,276 shares at June 30, 2008 and December 31, 2007, respectively	(485)	(322)
Accumulated other comprehensive income	(680)	(24)

Total stockholders’ equity	47,633	64,016

Total liabilities and stockholders’ equity	$94,857	$106,979

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$30,901	$23,340	$58,019	$41,760

Operating expenses:
Cost of goods sold	7,409	5,872	13,409	10,950
Research and development*	13,435	9,711	26,628	18,422
Selling, general and administrative*	22,173	18,503	43,193	35,709

Total operating expenses	43,017	34,086	83,230	65,081

Loss from operations	(12,116)	(10,746)	(25,211)	(23,321)
Interest income (expense), net	390	724	1,171	1,426
Other income (expense), net	—	—	—	(3)

Net loss	$(11,726)	$(10,022)	$(24,040)	$(21,898)

Basic and diluted net loss per common share	$(0.29)	$(0.27)	$(0.59)	$(0.60)

Weighted average common shares outstanding	41,050,599	36,724,292	40,888,477	36,253,591

* includes the following amounts of stock-based compensation expense:
Research and development	$648	$272	$1,164	$494
Selling, general and administrative	2,128	1,187	3,725	2,146

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(24,040)	$(21,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,889	2,640
Depreciation and amortization	915	624
Changes in operating assets and liabilities:
Increase in accounts receivable, trade and other	(1,551)	(937)
Increase in inventories	(3,376)	(453)
Increase in prepaid expenses and other current assets	(68)	(362)
Increase in accounts payable and accrued expenses	4,722	2,420
Decrease in deferred revenue	(352)	(357)
Increase in deferred rent	128	152

Net cash used in operating activities	(18,733)	(18,171)

Cash flows from investing activities:
Redemptions of short-term investments	2,400	15,811
Purchases of short-term investments	(2,400)	(10,902)
Redemptions of long-term investments	1,200	—
Purchases of property and equipment	(7,361)	(2,588)

Net cash (used) provided by investing activities	(6,161)	2,321

Cash flows from financing activities:
Proceeds from common stock offering, net of transaction costs	66	49,866
Payments on debt financings	(5)	(30)
Employee Stock Purchase Plan purchases	653	272
Proceeds from exercise of common stock options	2,774	3,170
Common stock issued in payment of Board fees	95	—
Purchase of treasury shares	(163)	(14)

Net cash provided by financing activities	3,420	53,264

Effect of exchange rate changes on cash	6	(3)

Increase (decrease) in cash and cash equivalents	(21,468)	37,411
Cash and cash equivalents, beginning of period	70,290	44,835

Cash and cash equivalents, end of period	$48,822	$82,246

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2008

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Accumulated other comprehensive loss
	Shares	Amount			Shares	Cost
Balance, January 1, 2008	40,768,809	$408	$288,122	$(224,168)	26,276	$(322)	$(24)
Exercise of common stock options	355,436	4	2,770	—	—	—	—
Cashless exercise of common stock warrants	287,227	3	(3)	—	—	—	—
Employee Stock Purchase Plan purchase	25,602	—	653	—	—	—	—
Issuance of restricted stock	2,750	—	—	—	—	—	—
Issuance in payment of Board fees	3,053	—	95	—	—	—	—
Stock-based compensation	—	—	4,889	—	—	—	—
Adjustment of financing transactions costs	—	—	66	—	—	—	—
Treasury stock acquisition	—	—	—	—	4,911	(163)	—
Unrealized loss on long-term investments	—	—	—	—	—	—	(660)
Foreign currency translation adjustment	—	—	—	—	—	—	4
Net loss	—	—	—	(24,040)	—	—	—

Balance, June 30, 2008	41,442,877	$414	$296,592	$(248,208)	31,187	$(485)	$(680)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2007 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2007 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and information contained in the Company’s current reports on Form 8-K and quarterly reports on Form 10-Q filed since the filing of the 2007 Annual Report.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(11,726)	$(10,022)	$(24,040)	$(21,898)

Denominator:
Weighted-average common shares outstanding	41,239,958	36,968,299	41,053,945	36,492,976
Weighted-average unvested restricted common shares subject to forfeiture	(189,359)	(244,007)	(165,468)	(239,385)

Shares used in calculating net loss per common share	41,050,599	36,724,292	40,888,477	36,253,591

Basic and diluted net loss per common share	$(0.29)	$(0.27)	$(0.59)	$(0.60)

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

SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs in measuring fair value. These tiers are as follows: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than the quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs (entity developed assumptions) in which little or no market data exists.

As of June 30, 2008, the Company held certain investments classified as “available for sale” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are required to be measured at fair value on a recurring basis. These are investments in cash equivalents and auction-rate securities (ARS). In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for these financial assets as of June 30, 2008 (in thousands):

	June 30, 2008
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$48,669	$48,669	$—	$—
Long-term investments:
Auction rate securities	3,940		—	3,940

Total financial assets	$52,609	$48,669	$—	$3,940

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the three and six month periods ended June 30, 2008 (in thousands):

Long-term Investments
Beginning balance	$—
Transfers into Level 3	5,800
Settlements	(1,200)
Unrealized loss- included in other comprehensive income	(660)

Ending balance	$3,940

Further, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies the option to measure at fair value many financial instruments and certain other assets and liabilities on an instrument-by-instrument basis. The Company has not elected the fair value option for any of its financial assets or liabilities.

2. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$2,677	$2,371
Work-in-process	715	1,508
Finished goods	5,126	1,263

	$8,518	$5,142

3. LONG-TERM INVESTMENTS

As of June 30, 2008, the Company held $4,600,000 (par value) of ARS which have an estimated fair value of $3,940,000. These investments are private placement securities with long-term stated maturities for which interest rates are reset through a “Dutch” auction every 28 or 35 days. They carry AAA/Aaa ratings and are backed by student loans which carry guarantees as provided under the Federal Family Education Loan Program of the U.S. Department of Education. The Dutch auction mechanism, which allows investors to sell or hold the securities at par, had in the past provided a liquid market for these types of securities. Given this liquidity, the Company had prior to 2008 classified investments in ARS as current and reported them as “Short-term investments” in its Consolidated Balance Sheet. However, with liquidity issues experienced in global credit and capital markets, the auctions for these securities have failed since February 10, 2008. Since the Company is unable to predict when the market for these securities will recover, these investments have been classified as non-current and are reported as “Long-term investments” in the unaudited Consolidated Balance Sheet at June 30, 2008.

At June 30, 2008, the estimated fair value of ARS was determined based on a valuation performed by a third-party valuation specialist since observable ARS market information was unavailable. The $660,000 decline in the reported value of ARS compared to their cost (par value) is recorded as an unrealized loss in accumulated other comprehensive income.

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Payroll and related expenses	$6,181	$6,757
Royalty expenses	3,745	3,236
Research and development expenses	5,397	5,121
Sales and marketing expenses	2,903	1,564
Testim rebates, discounts and returns accrual	10,341	7,430
Other expenses	4,599	2,634

	$33,166	$26,742

5. EMPLOYEE STOCK BENEFIT PLANS

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. In June 2008, employees purchased 25,602 shares of common stock at a price of $25.4915 per share, representing 85% of the closing price of the common stock on December 31, 2007, the purchase price for the first day of the purchase period. At June 30, 2008, there were 167,947 shares available for future grants under the plan.

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and non-qualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services to the Company. As of June 30, 2008, the Company has granted non-qualified stock options and restricted stock under this plan. In addition, beginning in 2008, the members of the Board of Directors may annually elect to receive all, or a designated portion, of their fees in the form of common stock instead of cash. The shares issued pursuant to such elections by Board members are issued under the 2004 Plan. During the six months ended June 30, 2008, such issuances amounted to 3,053 shares having an aggregate fair value of $95,000 on the dates of issuance. At June 30, 2008, there were 1,267,778 shares available for future grants under the 2004 Plan.

(a) Stock Option Information

During the six months ended June 30, 2008, the Company granted 1,179,436 standard non-qualified stock options and 180,000 performance-based non-qualified stock options to employees to purchase shares of the Company’s common stock pursuant to the 2004 Plan. The options expire ten years from date of grant and their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted. The standard non-qualified stock options vest no later than four years from the grant date, assuming continued employment of the grantee. The performance-based options were awarded to certain officers. The ultimate amount of performance options that will accrue to these grantees is dependent upon attainment of one of the defined levels of performance related to the submission of a Biologic License Application (the BLA) for XIAFLEX™ (clostridial collagenase for injection), formerly referred to as AA4500, for the treatment of Dupuytren’s contracture to the U.S. Food & Drug Administration (FDA), or the timing of a change in control of the Company prior to July 1, 2009. The full amount of the performance award is earned if the BLA is submitted to the FDA on or before March 31, 2009 and the FDA has granted an expedited review for the BLA. Two-thirds of the performance award is earned if the BLA is submitted on or before March 31, 2009 and the FDA did not grant an expedited review, or if there is a change in control of the Company on or before March 31, 2009. One-third of the performance award is earned if the BLA is submitted, or if there is a change in control of the Company, during the period from April 1, 2009 to June 30, 2009. None of the performance award is earned if the BLA is filed, or there is a change in control, after June 30, 2009. Each performance-based option has an exercise price of $32.72 and vests 33-1/3% on each 10 month anniversary of the date the performance goal is met. If the performance goal has been met and there is a change in control of the Company while the grantee is employed by, or providing service to the Company, any portion of the option that has not yet become exercisable shall automatically become immediately exercisable in full.

The following tables summarize stock option activity for the six month period ended June 30, 2008:

	Six Months Ended June 30, 2008
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2007	3,776,105	$10.28
Granted	1,359,436	32.67
Exercised	(355,586)	7.80
Canceled	(65,621)	17.17

Outstanding at June 30, 2008	4,714,334	16.83	8.44	$79,518,542

Exercisable at June 30, 2008	1,403,461	8.78	7.43	34,858,370

During the six months ended June 30, 2008, total intrinsic value of options exercised was $8,787,756. The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $33.62 as of June 30, 2008, that would have been received by the option holders had all option holders exercised their options as of that date. All 1,403,461 exercisable options as of June 30, 2008 were in-the-money.

(b) Restricted Stock Information

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the six month period ended June 30, 2008:

	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2007	198,072	$7.92
Granted	2,750	32.67
Vested	(18,822)	10.67

Nonvested at June 30, 2008	182,000	8.01

(c) Valuation Assumptions and Expense Information

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average assumptions:
Expected life of options (in years)	5.85	5.69	6.16	6.06
Risk-free interest rate	3.57%	5.05%	3.19%	4.66%
Expected volatility	46.81%	50.15%	47.82%	50.75%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

During the six months ended June 30, 2008, the weighted-average grant-date fair value of options granted was $16.46 and the total fair value of options vested was $3,967,263.

Through June 30, 2008, no expense has been recognized for the 180,000 performance-based non-qualified stock options described above since it was not then probable that any of the performance conditions will be met. As of June 30, 2008, there was approximately $27,222,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of years.

6. SUPPLY AGREEMENT

On June 26, 2008, the Company entered into a supply agreement (the Supply Agreement) with Hollister-Stier Laboratories LLC (Hollister-Stier), pursuant to which Hollister-Stier will manufacture commercial batches of XIAFLEX. The Supply Agreement sets forth specifications, specific services, timelines, pricing, and responsibilities of the parties. The Supply Agreement is effective for an initial term of three years, unless terminated earlier for cause, and is automatically renewed thereafter for subsequent two year terms, unless or until either party provides notification prior to expiration of the then current of the contract.

The Company is required to purchase a specified percentage of its total forecasted volume of the Product from Hollister-Stier each year. This purchase obligation is only relieved in the event that Hollister-Stier is not able to supply the Product within the timeframe established under such forecasts. In the event the Company does not order forecasted batches, it is responsible for the aggregate amounts of components and raw materials purchased by Hollister-Stier to manufacture the Product for the first twelve (12) months in each forecast, unless Hollister-Stier is unable to supply the Product in a timely manner. The Supply Agreement provides for cross-indemnification of the parties with Hollister-Stier’s indemnification obligation to the Company for third party claims being limited to $5 million.

In contemplation of the Supply Agreement, the Company paid $840,000 to Hollister-Stier pursuant to an agreement to secure manufacturing slots for the production of the Product during the period from April 2009 to March 2010 (the Reservation Fee). The Reservation Fee is included in “Prepaid expenses and other current assets” in the unaudited Consolidated Balance Sheet at June 30, 2008. It will be applied to the purchase price of Products scheduled for purchase by the Company under the Supply Agreement during this period and is subject to forfeiture up to a maximum amount of $300,000 if the scheduled purchases are not made.

7. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(11,726)	$(10,022)	$(24,040)	$(21,898)
Other comprehensive loss:
Unrealized loss on available for sale securities	(660)	—	(660)	—
Foreign currency translation	(3)	(1)	4	(6)

Comprehensive loss	$(12,389)	$(10,023)	$(24,696)	$(21,904)

The unrealized loss on available for sale securities relates to the Company’s long-term investments. The foreign currency translation amounts relate to the Company’s foreign subsidiary.

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

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. We currently have approximately 340 employees. Our only marketed product, Testim®, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration.

Our current product pipeline includes:

Phase III:

-	XIAFLEX for the treatment of Dupuytren’s contracture

Phase II:

-	XIAFLEX for the treatment of Peyronie’s disease

-	XIAFLEX for the treatment of Frozen Shoulder syndrome, or Adhesive Capsulitis

Phase I:

-	AA4010, treatment for overactive bladder using our transmucosal film delivery system

-	Fentanyl Transmucosal Film, a pain management product using our transmucosal film delivery system.

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

In June 2008, we announced positive top-line efficacy and safety results from our CORD I and II phase III clinical trials for XIAFLEX in the treatment of Dupuytren’s contracture. Sixty-four percent of patients in the pivotal CORD I trial successfully met the primary endpoint, a reduction in the angle of the patient’s primary joint contracture to less than or equal to 5 degrees of normal, as measured by digital goniometry, 30 days after the last injection. By comparison only 6.8% of patients who were randomized to placebo achieved this endpoint (p<0.001).

The Company also announced in June 2008 that its 16 patient pharmacokinetic study demonstrated that XIAFLEX does not result in systemic exposure, since no measurable levels of XIAFLEX were detected in patients’ plasma from 5 minutes through 30 days after injection of XIAFLEX into a Dupuytren’s cord.

With regard to the development of XIAFLEX for the treatment of Peyronie’s disease, the Company received feedback from the U.S. Food and Drug Administration (FDA) on the phase IIb trial protocol for XIAFLEX in Peyronie’s disease and expects to dose the first patient in the third quarter of 2008.

The Company has signed a supply agreement with Hollister-Stier Laboratories LLC to complete fill-finish for commercial batches of XIAFLEX. The Company is required to purchase a specified percentage of its total forecasted need from Hollister-Stier each year. This purchase obligation is only relieved in the event that Hollister-Stier is not able to meet the timeframe established under such forecasts. In the event the Company does not order forecasted batches, it is responsible for the aggregate amounts of components and raw materials purchased by Hollister-Stier to manufacture the Product for the first twelve (12) months in each forecast, unless Hollister-Stier is unable to supply the Product in a timely manner. In contemplation of the supply agreement, the Company paid a reservation fee of $840,000 to Hollister-Stier to secure manufacturing slots for the production of XIAFLEX during the period from April 2009 to March 2010. This reservation fee is included in “Prepaid expenses and other current assets” in the unaudited Consolidated Balance Sheet at June 30, 2008. It will be applied to purchases under the supply agreement during this period and is subject to forfeiture up to a maximum amount of $300,000 if the scheduled purchases are not made.

Auxilium received a written communication from the FDA that confirmed that XIAFLEX material manufactured in the Company’s Horsham facility is considered to be comparable to the material produced by the Company’s former development partner, Cobra Biologics Ltd., a subsidiary of Cobra Biomanufacturing Plc., located in the United Kingdom. XIAFLEX material manufactured by Cobra was used in the double-blind stage of the CORD I and II clinical trials.

We continue to explore partnering opportunities for XIAFLEX as part of our ongoing evaluation of options to maximize the product’s potential in Europe.

With regard to Fentanyl Transmucosal Film, the Company initiated a phase I pharmacokinetic study.

We have never been profitable and have incurred an accumulated deficit of $248 million as of June 30, 2008. We expect to incur significant operating losses for the foreseeable future. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim and additional development and pre-commercialization costs for:

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

Results of Operations

Three Months Ended June 30, 2008 and 2007

Net revenues. Net revenues increased $7.6 million, or 32%, to $30.9 million for the quarter ended June 30, 2008 from $23.3 million for the comparable 2007 period. The increase in net revenues for the second quarter of 2008 compared to the comparable 2007 period resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (NPA) data from IMS Health (IMS), a pharmaceutical market research firm, Testim total prescriptions for the second quarter of 2008 grew 26.0% over the comparable period of 2007. We believe that Testim prescription growth in the 2008 period over the 2007 period was driven by the overall gel market growth, physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for the second quarter of 2008 benefited from price increases having a cumulative impact of 8% over the comparable 2007 period, which was partially offset by increased utilization of coupons that are provided to new patients. Revenue from international licensing agreements, representing the amortization of upfront and milestone payments and related product shipments, in the second quarter of 2008 and 2007 amounted to $0.6 million and $0.8 million, respectively. Total product sales allowances for the second quarter of 2008 and 2007 amounted to 20.5% and 18.8%, respectively, of total gross revenue with increases in the percentages for product rebates and coupons usage for new patients partially offset by declines in the percentages for fee for service and returns and allowances.

Cost of goods sold. Cost of goods sold was $7.4 million and $5.9 million for the three months ended June 30, 2008 and 2007, respectively. The increase in cost of goods sold for the three months ended June 30, 2008 over the comparable period in 2007 was principally attributable to the increase in Testim unit sales in the U.S. Gross margin on our net revenues was 76.0% in the second quarter of 2008 compared to 74.8% in the comparable 2007 period. Gross margin reflects the cost of product sold as well as royalty payments made to the Company’s licensor on the sales of Testim. The improvement in gross margin reflects the impact of year-over-year price increases and the decline in lower margin international product shipments.

Research and development expenses. Research and development costs for the second quarter of 2008 were $13.4 million compared with $9.7 million for the comparable year-ago period. The increase in research and development costs was primarily due to the increased spending for clinical development of XIAFLEX and preparing for the BLA filing through headcount additions.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $22.2 million for the quarter ended June 30, 2008 compared with $18.5 million for the year-ago quarter. The increase was primarily due to higher investment in promotional spending for Testim, pre-launch investments for XIAFLEX, and higher stock-based compensation expense.

Interest income (expense), net. Interest income, net was $0.4 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively. Net interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Six Months Ended June 30, 2008 and 2007

Net revenues. Net revenues increased $16.3 million, or 39%, to $58.0 million for the six months ended June 30, 2008 from $41.8 million for the comparable 2006 period. The increase in net revenues for the first six months of 2008 compared to the comparable 2007 period resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (NPA) data from IMS Health (IMS), a pharmaceutical market research firm, Testim total prescriptions for the first six months of 2008 grew 28.5% over the comparable period of 2007. We believe that Testim prescription growth in the 2008 period over the 2007 period was driven by the overall gel market growth, physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for the first six months of 2008 benefited from price increases having a cumulative impact of 9% over the comparable 2007 period, which was partially offset by increased utilization of coupons that are provided to new patients. Revenue from international licensing agreements, representing the amortization of upfront and milestone payments and related product shipments, in the first six months of 2008 and 2007 amounted to $0.8 million and $1.2 million, respectively. Total product sales allowances for the second quarter of 2008 and 2007 amounted to 20.2% and 19.1%, respectively, of total gross revenue with increases in the percentages for product rebates and coupons usage for new patients partially offset by declines in the percentages for fee for service and returns and allowances.

Cost of goods sold. Cost of goods sold was $13.4 million and $10.9 million for the six months ended June 30, 2008 and 2007, respectively. The increase in cost of goods sold for the six months ended June 30, 2008 over the comparable period in 2007 was principally attributable to the increase in Testim unit sales in the U.S. Gross margin on our net revenues was 76.9% in the first six months of 2008 compared to 73.8% in the comparable 2007 period. Gross margin reflects the cost of product sold as well as royalty payments made to the Company’s licensor on the sales of Testim. The increase in gross margin reflects the impact of year-over-year price increases, the decline in low margin international product shipments, the benefit of a one-time manufacturing fee rebate and the lack of expenses related to Testim manufacturing and quality improvement programs carried out in the 2007 period.

Research and development expenses. Research and development costs for the first six months of 2008 were $26.6 million compared with $18.4 million for the comparable year-ago period. The increase in research and development costs was primarily due to the increased spending for clinical development of XIAFLEX and preparing for the BLA filing through headcount additions.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $43.2 million for the six months ended June 30, 2008 compared with $35.7 million for the comparable year-ago period. The increase was primarily due to higher investment in promotional spending for Testim, pre-launch investments for XIAFLEX, and higher stock-based compensation expense.

Interest income (expense), net. Interest income, net was $1.2 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively. Net interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Since inception through June 30, 2008, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through June 30, 2008, we received net proceeds of approximately $279.5 million from private and public sales of equity securities and the exercise of stock options. We had $48.8 million and $70.3 million in cash and cash equivalents as of June 30, 2008 and December 31, 2007, respectively. In addition, we held $3.9 million and $5.8 million of ARS as of June 30, 2008 and December 31, 2007, respectively. Prior to 2008, we classified investments in ARS as current and reported them as “Short-term investments” in our Consolidated Balance Sheet. However, with liquidity issues experienced in global credit and capital markets, the auctions for these securities have failed since February 10, 2008. During the six months ended June 30, 2008, $1.2 million of ARS have been redeemed by the issuer. Since we are unable to predict when the market for these securities will recover, these investments have been classified as non- current and are reported as “Long-term investments” in the unaudited Consolidated Balance Sheet at June 30, 2008.

We believe that our current financial resources and sources of liquidity will be adequate to fund our anticipated operations into the third quarter of 2009. We may, however, need to raise additional funds prior to this time because of a number of factors, including:

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

Sources and Uses of Cash

Cash used in operations was $18.7 million and $18.2 million for the six months ended June 30, 2008 and 2007, respectively. In both periods, cash used in operations resulted primarily from operating losses.

Cash used by investing activities was $6.2 million for the six months ended June 30, 2008 compared to cash provided by investing activities of $2.3 million for the six months ended June 30, 2007. Investing activities in both periods represent primarily the net effect of purchases and redemptions of investment securities, together with our investments in property and equipment. These investments in property and equipment relate primarily to the improvements being made to our Horsham biological manufacturing facility in preparation for the future production of XIAFLEX.

Cash provided by financing activities was $3.4 million and $53.3 million for the six months ended June 30, 2008 and 2007, respectively. Cash provided by financing activities for the 2008 period results primarily from cash receipts from stock option exercises and Employee Stock Purchase Plan. Cash provided by financing activities in the 2007 period results primarily from the $49.9 million in net proceeds we received in the June 2007 registered direct offering and the cash receipts from stock option exercises and employee stock purchases.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended June 30, 2008:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	None		Not applicable	Not applicable	Not applicable
May 1, 2008 to May 31, 2008	None		Not applicable	Not applicable	Not applicable
June 1, 2008 to June 30, 2008	4,008	(1)	$35.06	Not applicable	Not applicable

Total	4,008	(1)	$35.06	Not applicable	Not applicable

(1)	Represents 2,608, 1,186 and 214 shares purchased from James E. Fickenscher, Chief Financial Officer, Jyrki Mattila, M.D., Ph.D., an Executive Vice President of the Company and various other employees, respectively, pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individuals’ tax liability with respect to the vesting of restricted stock issued in accordance with Rule 16 b-3 of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2008 Annual Meeting of Stockholders (the Annual Meeting) was held on June 12, 2008 in accordance with the Notice of Annual Meeting of Stockholders sent on or about April 29, 2008 to all stockholders of record at the close of business on April 16, 2008. The tables below present the voting results of the matters voted upon by our stockholders at the Annual Meeting:

Proposal 1: To elect nine directors to serve until the Company’s 2009 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified.

At the Annual Meeting, each of the nominees listed below was elected to our Board of Directors to serve as director until the Company’s 2009 Annual Meeting and received the votes set forth after their respective names below.

Name of Nominee	For	Withheld
Al Altomari	29,037,789	5,900,178
Armando Anido	29,045,402	5,892,565
Rolf A. Classon	28,886,695	6,051,272
Edwin A. Bescherer, Jr.	29,045,102	5,892,865
Philippe O. Chambon, M.D., Ph.D.	29,037,819	5,900,148
Oliver S. Fetzer, Ph.D.	29,045,402	5,892,565
Renato Fuchs, Ph.D.	29,100,596	5,837,371
Dennis Langer, M.D., J.D.	28,951,629	5,986,338
Dennis J. Purcell	22,028,595	12,909,372

Proposal 2: To ratify the selection by the Audit and Compliance Committee of the Company’s Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

At the Annual Meeting, our stockholders ratified by the vote set forth below the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain	Broker Non-Votes
34,934,913	2,475	579	0

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
10.1*	Supply Agreement, dated June 26, 2008, between the Registrant and Hollister-Stier Laboratories LLC.

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: August 8, 2008	/s/ Armando Anido
Armando Anido
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2008	/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Supply Agreement, dated June 26, 2008, between the Registrant and Hollister-Stier Laboratories LLC.

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.