Form 10-Q
period 2008-09-30
AUXILIUM PHARMACEUTICALS INC
filed 2008-11-10
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 3, 2008, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 42,256,692.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$46,390	$70,290
Short-term investments	—	5,800
Accounts receivable, trade, net	12,348	11,678
Accounts receivable, other	1,212	619
Inventories	7,598	5,142
Prepaid expenses and other current assets	3,523	3,129

Total current assets	71,071	96,658
Property and equipment, net	15,045	7,903
Long-term investments	3,488	—
Other assets	2,415	2,418

Total assets	$92,019	$106,979

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$5
Accounts payable	908	3,944
Accrued expenses	34,010	26,742
Deferred revenue, current portion	729	748
Deferred rent, current portion	654	358

Total current liabilities	36,301	31,797

Deferred revenue, long-term portion	8,984	9,500

Deferred rent, long-term portion	5,197	1,666

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 41,643,603 and 40,768,809 shares at September 30, 2008 and December 31, 2007, respectively	416	408
Additional paid-in capital	301,712	288,122
Accumulated deficit	(258,316)	(224,168)
Treasury stock at cost: 47,219 and 26,276 shares at September 30, 2008 and December 31, 2007, respectively	(1,081)	(322)
Accumulated other comprehensive income	(1,194)	(24)

Total stockholders’ equity	41,537	64,016

Total liabilities and stockholders’ equity	$92,019	$106,979

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$32,585	$26,236	$90,603	$67,996

Operating expenses:
Cost of goods sold	7,821	6,421	21,228	17,371
Research and development*	13,279	9,833	39,907	28,256
Selling, general and administrative*	21,931	18,159	65,124	53,867

Total operating expenses	43,031	34,413	126,259	99,494

Loss from operations	(10,446)	(8,177)	(35,656)	(31,498)
Interest income (expense), net	339	1,224	1,509	2,650
Other income (expense), net	—	3	—	—

Net loss	$(10,107)	$(6,950)	$(34,147)	$(28,848)

Basic and diluted net loss per common share	$(0.24)	$(0.17)	$(0.83)	$(0.77)

Weighted average common shares outstanding	41,388,176	39,850,584	41,037,396	37,465,765

* includes the following amounts of stock-based compensation expense:
Research and development	$893	$308	$2,057	$802
Selling, general and administrative	2,295	1,333	6,020	3,479

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(34,147)	$(28,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,077	4,281
Depreciation and amortization	1,473	983
Changes in operating assets and liabilities:
Increase in accounts receivable, trade and other	(1,263)	(857)
Increase in inventories	(2,457)	(1,572)
Increase in prepaid expenses and other current assets	(436)	(936)
Increase in accounts payable and accrued expenses	4,509	3,988
Decrease in deferred revenue	(534)	(544)
Increase in deferred rent	3,827	197

Net cash used in operating activities	(20,951)	(23,308)

Cash flows from investing activities:
Redemptions of short-term investments	2,400	19,111
Purchases of short-term investments	(2,400)	(13,152)
Redemptions of long-term investments	1,200	—
Purchases of property and equipment	(8,811)	(3,602)

Net cash (used) provided by investing activities	(7,611)	2,357

Cash flows from financing activities:
Proceeds from common stock offering, net of transaction costs	67	50,098
Payments on debt financings	(5)	(46)
Employee Stock Purchase Plan purchases	653	746
Proceeds from exercise of common stock options	4,653	4,115
Common stock issued in payment of Board fees	148	—
Purchase of treasury shares	(759)	(209)

Net cash provided by financing activities	4,757	54,704

Effect of exchange rate changes on cash	(95)	(4)

Increase (decrease) in cash and cash equivalents	(23,900)	33,749
Cash and cash equivalents, beginning of period	70,290	44,835

Cash and cash equivalents, end of period	$46,390	$78,584

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2008

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Accumulated other comprehensive loss
	Shares	Amount			Shares	Cost
Balance, January 1, 2008	40,768,809	$408	$288,122	$(224,168)	26,276	$(322)	$(24)
Exercise of common stock options	554,512	6	4,648	—	—	—	—
Cashless exercise of common stock warrants	287,227	3	(3)	—	—	—	—
Employee Stock Purchase Plan purchase	25,602	—	653	—	—	—	—
Issuance of restricted stock	2,750	—	—	—	—	—	—
Issuance in payment of Board fees	4,703	—	148	—	—	—	—
Stock-based compensation	—	—	8,077	—	—	—	—
Adjustment of financing transactions costs	—	—	67	—	—	—	—
Treasury stock acquisition	—	—	—	—	20,943	(759)	—
Unrealized loss on long-term investments	—	—	—	—	—	—	(1,112)
Foreign currency translation adjustment	—	—	—	—	—	—	(58)
Net loss	—	—	—	(34,147)	—	—	—

Balance, September 30, 2008	41,643,603	$416	$301,712	$(258,316)	47,219	$(1,081)	$(1,194)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2007 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2007 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and information contained in the Company’s current reports on Form 8-K and quarterly reports on Form 10-Q filed since the filing of the 2007 Annual Report.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(10,107)	$(6,950)	$(34,147)	$(28,848)

Denominator:
Weighted-average common shares outstanding	41,537,133	40,056,293	41,216,134	37,693,801
Weighted-average unvested restricted common shares subject to forfeiture	(148,957)	(205,709)	(178,738)	(228,036)

Shares used in calculating net loss per common share	41,388,176	39,850,584	41,037,396	37,465,765

Basic and diluted net loss per common share	$(0.24)	$(0.17)	$(0.83)	$(0.77)

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

As of September 30, 2008, the Company held certain investments classified as “available for sale” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are required to be measured at fair value on a recurring basis. These are investments in cash equivalents and auction-rate securities (ARS). In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for these financial assets as of September 30, 2008 (in thousands):

	September 30, 2008
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$40,944	$40,944	$—	$—
Long-term investments:
Auction rate securities	3,488	—	—	3,488

Total financial assets	$44,432	$40,944	$—	$3,488

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the three and nine month periods ended September 30, 2008 (in thousands):

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Long -term Investments
Beginning balance	$3,940	$—
Transfers into Level 3	—	5,800
Settlements	—	(1,200)
Unrealized loss- included in other comprehensive income	(452)	(1,112)

Ending balance	$3,488	$3,488

Further, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies the option to measure at fair value many financial instruments and certain other assets and liabilities on an instrument-by-instrument basis. The Company has not elected the fair value option for any of its financial assets or liabilities.

2. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$1,986	$2,371
Work-in-process	182	1,508
Finished goods	5,430	1,263

	$7,598	$5,142

3. LONG-TERM INVESTMENTS

As of September 30, 2008, the Company held $4,600,000 (par value) of ARS which have an estimated fair value of $3,488,000. These investments are private placement securities with long-term stated maturities for which interest rates are reset through a “Dutch” auction every 28 or 35 days. They carry AAA/Aaa ratings and are backed by student loans which carry guarantees as provided under the Federal Family Education Loan Program of the U.S. Department of Education. The Dutch auction mechanism, which allows investors to sell or hold the securities at par, had in the past provided a liquid market for these types of securities. Given this liquidity, the Company had prior to 2008 classified investments in ARS as current and reported them as “Short-term investments” in its Consolidated Balance Sheet. However, with liquidity issues experienced in global credit and capital markets, the auctions for these securities have failed since February 10, 2008. Since the Company is unable to predict when the market for these securities will recover, these investments have been classified as non-current and are reported as “Long-term investments” in the unaudited Consolidated Balance Sheet at September 30, 2008.

At September 30, 2008, the estimated fair value of ARS was determined based on a discounted cash flow valuation model and limited secondary market indicators since observable ARS market information was unavailable. The $1,112,000 decline in the reported value of ARS compared to their cost (par value) is recorded as an unrealized loss in accumulated other comprehensive income.

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Payroll and related expenses	$7,861	$6,757
Royalty expenses	3,982	3,236
Research and development expenses	5,250	5,121
Sales and marketing expenses	2,699	1,564
Testim rebates, discounts and returns accrual	11,036	7,430
Other expenses	3,182	2,634

	$34,010	$26,742

5. EMPLOYEE STOCK BENEFIT PLANS

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. In June 2008, employees purchased 25,602 shares of common stock at a price of $25.4915 per share, representing 85% of the closing price of the common stock on December 31, 2007, the purchase price for the first day of the purchase period. At September 30, 2008, there were 167,947 shares available for future grants under the plan.

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and non-qualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services to the Company. As of September 30, 2008, the Company has granted non-qualified stock options and restricted stock under this plan. Beginning in 2008, the members of the Board of Directors may annually elect to receive all, or a designated portion, of their fees in the form of common stock instead of cash. The shares issued pursuant to such elections by Board members are issued under the 2004 Plan. During the nine months ended September 30, 2008, such issuances amounted to 4,703 shares having an aggregate fair value of $148,000 on the dates of issuance. In addition, on September 17, 2008, the Company established a performance plan for employees responsible for the submission of a Biologic License Application (the BLA) for XIAFLEX™ (clostridial collagenase for injection), formerly referred to as AA4500, for the treatment of Dupuytren’s contracture to the U.S. Food & Drug Administration (FDA). Under this performance plan, 21,300 or 14,950 restricted shares will be earned by these employees if the BLA is filed by two specific dates in the first quarter, respectively. The restrictions of these shares will lapse upon FDA acceptance of the BLA.

At September 30, 2008, there were 1,251,469 shares available for future grants under the 2004 Plan.

(a) Stock Option Information

During the nine months ended September 30, 2008, the Company granted 1,255,709 standard non-qualified stock options and 180,000 performance-based non-qualified stock options to employees to purchase shares of the Company’s common stock pursuant to the 2004 Plan. The options expire ten years from date of grant and their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted. The standard non-qualified stock options vest no later than four years from the grant date, assuming continued employment of the grantee. The performance-based options were awarded to certain officers. The ultimate amount of performance options that will accrue to these grantees is dependent upon attainment of one of the defined levels of performance related to the submission of the BLA for XIAFLEX™ for the treatment of Dupuytren’s contracture to the FDA, or the timing of a change in control of the Company prior to July 1, 2009. The full amount of the performance award is earned if the BLA is submitted to the FDA on or before March 31, 2009 and the FDA has granted an expedited review for the BLA. Two-thirds of the performance award is earned if the BLA is submitted on or before March 31, 2009 and the FDA did not grant an expedited review, or if there is a change in control of the Company on or before March 31, 2009. One-third of the performance award is earned if the BLA is submitted, or if there is a change in control of the Company, during the period from April 1, 2009 to June 30, 2009. None of the performance award is earned if the BLA is filed, or there is a change in control, after June 30, 2009. Each performance-based option has an exercise price of $32.72 and vests 33-1/3% on each 10 month anniversary of the date the performance goal is met. If the performance goal has been met and there is a change in control of the Company while the grantee is employed by, or providing service to the Company, any portion of the option that has not yet become exercisable shall automatically become immediately exercisable in full.

The following tables summarize stock option activity for the nine month period ended September 30, 2008:

	Nine Months Ended September 30, 2008
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2007	3,776,105	$10.28
Granted	1,435,709	32.93
Exercised	(554,512)	8.39
Canceled	(148,535)	18.42

Outstanding at September 30, 2008	4,508,767	17.46	8.26	$68,764,423

Exercisable at September 30, 2008	1,418,526	8.94	7.30	33,282,110

During the nine months ended September 30, 2008, total intrinsic value of options exercised was $14,336,510. The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $32.40 as of September 30, 2008, that would have been received by the option holders had all option holders exercised their options as of that date. All 1,418,526 exercisable options as of September 30, 2008 were in-the-money.

(b) Restricted Stock Information

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the nine month period ended September 30, 2008:

	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2007	198,072	$7.92
Granted	2,750	32.67
Vested	(58,822)	8.72

Nonvested at September 30, 2008	142,000	8.07

(c) Valuation Assumptions and Expense Information

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average assumptions:
Expected life of options (in years)	6.25	5.69	6.17	6.06
Risk-free interest rate	3.37%	5.05%	3.20%	4.66%
Expected volatility	47.09%	50.15%	47.78%	50.75%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

During the nine months ended September 30, 2008, the weighted-average grant-date fair value of options granted was $16.58 and the total fair value of options vested was $9,071,929.

Approximately $225,000 of expense associated with one third of the 2008 performance-based non-qualified stock options grants described above was recorded in the third quarter of 2008 because the Company determined during the quarter that it is probable that the BLA will be filed by June 30, 2009. Since it was not yet probable as of September 30, 2008 that the BLA will be filed on or before March 31, 2009, no expense has been recognized through September 30, 2008 for any additional 2008 performance-based non-qualified stock options that may be earned or for the BLA performance plan established on September 17, 2008. As of September 30, 2008, there was approximately $25,837,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of years of 2.46 years.

6. SUPPLY AGREEMENT

On June 26, 2008, the Company entered into a supply agreement (the Supply Agreement) with Hollister-Stier Laboratories LLC (Hollister-Stier), pursuant to which Hollister-Stier will manufacture commercial batches of XIAFLEX (the Product). The Supply Agreement sets forth specifications, specific services, timelines, pricing, and responsibilities of the parties. The Supply Agreement is effective for an initial term of three years, unless terminated earlier for cause, and is automatically renewed thereafter for subsequent two year terms, unless or until either party provides notification prior to expiration of the then current term of the contract.

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

In contemplation of the Supply Agreement, the Company paid $840,000 to Hollister-Stier pursuant to an agreement to secure manufacturing slots for the production of the Product during the period from April 2009 to March 2010 (the Reservation Fee). The Reservation Fee is included in “Prepaid expenses and other current assets” in the unaudited Consolidated Balance Sheet at September 30, 2008. It will be applied to the purchase price of Products scheduled for purchase by the Company under the Supply Agreement during this period and is subject to forfeiture up to a maximum amount of $300,000 if the scheduled purchases are not made.

7. LEASE AMENDMENTS

As provided under the lease agreement for the Horsham manufacturing facility, the Company received, in August 2008, approximately $3,700,000 as an allowance for improvements made to this manufacturing facility and the monthly rent payments have been increased by approximately $56,000 for the amortization of this amount over the remaining initial term of the lease. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The leasehold improvements are being amortized over the shorter of the life of the improvements or the life of the lease. The deferred rent credit is amortized as a reduction of rent expense on a straight-line basis over the remaining initial term of the lease.

On September 29, 2008, the Company entered into an amendment of the lease agreement for the Horsham manufacturing facility. Under this amendment, the landlord will make available additional tenant improvement allowances of up to $5,250,000, net of administration fees.

8. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(10,107)	$(10,022)	$(34,147)	$(21,898)
Other comprehensive loss:
Unrealized loss on available for sale securities	(452)	—	(1,112)	—
Foreign currency translation	(62)	(1)	(58)	(6)

Comprehensive loss	$(10,621)	$(10,023)	$(35,317)	$(21,904)

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

Certain statements in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the interpretation of clinical trial results, the efficacy of our product candidates, the timing of regulatory approval of our product candidates, the commercial benefits available to us as a result of our agreements with third parties, the potential effects on our business of Upsher-Smith’s ANDA for a testosterone gel product, future operations, financial position, future revenues, projected costs, the size of addressable markets, prospects, plans and objectives of management and other statements regarding matters that are not historical facts and involve predictions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are subject to a number of risks and uncertainties including, among other things:

•	growth in sales of Testim®, our only marketed product;

•	growth of the overall androgen market;

•

introduction of competing products, including the testosterone gel product for which Upsher-Smith Laboratories, Inc. (Upsher-Smith) has submitted an Abbreviated New Drug Application (ANDA) to the U.S. Food and Drug Administration and other generics;

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

- XIAFLEX for the treatment of Peyronie’s disease

- XIAFLEX for the treatment of Frozen Shoulder syndrome, or Adhesive Capsulitis

Phase I:

- AA4010, treatment for overactive bladder using our transmucosal film delivery system

- Fentanyl Transmucosal Film, a pain management product using our transmucosal film delivery system

In addition to the above, we have the rights to develop seven other compounds for the treatment of pain using our transmucosal film technology and other products using our transmucosal film delivery system for treatment of urological disease and for hormone replacement therapy. We also have the exclusive option to license other indications for XIAFLEX other than dermal products for topical administration worldwide.

With regard to the development of XIAFLEX for the treatment of Peyronie’s disease, in September 2008 the Company announced that it began to enroll patients in the Phase IIb randomized, double-blind, placebo-controlled study that is designed to assess the safety and efficacy of XIAFLEX, when administered two times a week every six weeks for up to three treatment cycles. The study is expected to enroll at least 120 patients at approximately 11 sites throughout the U.S., and patients will be monitored for 36 weeks following the first injection.

In September 2008 we entered into an amendment of the lease agreement for the Horsham manufacturing facility. Under this amendment, the landlord will make available additional tenant improvement allowances of up to $5,250,000, net of administration fees. We expect to draw down $2,000,000 of these allowances during the fourth quarter of 2008.

We continue to explore partnering opportunities for XIAFLEX as part of our ongoing evaluation of options to maximize the product’s potential in Europe.

On October 23, 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (CPEX) received notice that Upsher-Smith Laboratories, Inc. (Upsher-Smith) filed an abbreviated new drug application, or ANDA, containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim, 1% testosterone gel, prior to the January 2025 expiration of CPEX’s U.S. Patent No. 7,320,968 (the ’968 Patent). The ’968 Patent, which Bentley Pharmaceuticals, Inc. assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. While we have not yet filed a patent infringement lawsuit against Upsher-Smith, we and CPEX are currently reviewing the details of this notice and intend to pursue all available legal and regulatory options in defense of the ’968 Patent, including enforcement of our intellectual property rights and approved labeling. Any legal action taken to defend the ’968 Patent will likely be costly, time consuming and distracting to management, could have a material adverse effect on our business, and could result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ’968 Patent or that the ’968 Patent is invalid and/or unenforceable. An adverse outcome in any such legal action could result in one or more generic versions of Testim being launched before the expiration of the ’968 Patent in January 2025. Since Testim is currently our only marketed product, the introduction of a generic version could have a material adverse affect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

We have never been profitable and have incurred an accumulated deficit of $258 million as of September 30, 2008. We expect to incur significant operating losses for the foreseeable future. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim and additional development and pre-commercialization costs for:

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

Results of Operations

Three Months Ended September 30, 2008 and 2007

Net revenues. Net revenues increased $6.3 million, or 24.2%, to $32.6 million for the quarter ended September 30, 2008 from $26.2 million for the comparable 2007 period. The increase in net revenues for the third quarter of 2008 compared to the comparable 2007 period resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (NPA) data from IMS Health (IMS), a pharmaceutical market research firm, Testim total prescriptions for the third quarter of 2008 grew 24.7% over the comparable period of 2007. We believe that Testim prescription growth in the 2008 period over the 2007 period was driven by the overall gel market growth, physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for the third quarter of 2008 benefited from price increases having a cumulative impact of 8% over the comparable 2007 period. Revenue from international licensing agreements, representing the amortization of upfront and milestone payments and related product shipments, in the third quarter of 2008 and 2007 amounted to $0.5 million and $0.7 million, respectively. Total product sales allowances for the third quarter of 2008 and 2007 amounted to 19.7% and 17.4%, respectively, of total gross revenue with increases in the percentages for product rebates and coupons usage for new patients partially offset by a decline in the percentages for fee for service.

Cost of goods sold. Cost of goods sold was $7.8 million and $6.2 million for the three months ended September 30, 2008 and 2007, respectively. The increase in cost of goods sold for the three months ended September 30, 2008 over the comparable period in 2007 was principally attributable to the increase in Testim unit sales in the U.S. Gross margin on our net revenues was 76.0% in the third quarter of 2008 compared to 75.5% in the comparable 2007 period. Gross margin reflects the cost of product sold as well as royalty payments made to the Company’s licensor on the sales of Testim. The improvement in gross margin reflects the impact of year-over-year price increases and the decline in lower margin international product shipments, partially offset by increases in sales allowances.

Research and development expenses. Research and development costs for the third quarter of 2008 were $13.3 million compared with $9.8 million for the comparable year-ago period. The increase in research and development costs was primarily due to the increased spending for clinical development of XIAFLEX and preparing for the BLA filing.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $21.9 million for the quarter ended September 30, 2008 compared with $18.2 million for the year-ago quarter. The increase was primarily due to higher investment in promotional spending for Testim, pre-launch investments in market research and incremental personnel for XIAFLEX, and higher stock-based compensation expense.

Interest income (expense), net. Interest income, net was $0.3 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively. Net interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Nine Months Ended September 30, 2008 and 2007

Net revenues. Net revenues increased $22.6 million, or 33.2%, to $90.6 million for the nine months ended September 30, 2008 from $68.0 million for the comparable 2007 period. The increase in net revenues for the first nine months of 2008 compared to the comparable 2007 period resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for the first nine months of 2008 grew 27.4% over the comparable period of 2007. We believe that Testim prescription growth in the 2008 period over the 2007 period was driven by the overall gel market growth, physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for the first nine months of 2008 benefited from price increases having a cumulative impact of 8% over the comparable 2007 period. Revenue from international licensing agreements, representing the amortization of upfront and milestone payments and related product shipments, in the first nine months of 2008 and 2007 amounted to $1.3 million and $1.9 million, respectively. Total product sales allowances for the first nine months of 2008 and 2007 amounted to 20.4% and 18.4%, respectively, of total gross revenue with increases in the percentages for product rebates and coupons usage for new patients partially offset by declines in the percentages for fee for service and returns and allowances.

Cost of goods sold. Cost of goods sold was $21.2 million and $17.4 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cost of goods sold for the nine months ended September 30, 2008 over the comparable period in 2007 was principally attributable to the increase in Testim unit sales in the U.S. Gross margin on our net revenues was 76.6% in the first nine months of 2008 compared to 74.5% in the comparable 2007 period. Gross margin reflects the cost of product sold as well as royalty payments made to the Company’s licensor on the sales of Testim. The improvement in gross margin reflects the impact of year-over-year price increases, the decline in low margin international product shipments, the benefit of a one-time manufacturing fee rebate and the lack of expenses related to Testim manufacturing and quality improvement programs carried out in the 2007 period, partially offset by increases in sales allowances.

Research and development expenses. Research and development costs for the first nine months of 2008 were $39.9 million compared with $28.3 million for the comparable year-ago period. The increase in research and development costs was primarily due to the increased spending for clinical development of XIAFLEX and preparing for the BLA filing through headcount additions.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $65.1 million for the nine months ended September 30, 2008 compared with $53.9 million for the comparable year-ago period. The increase was primarily due to higher investment in promotional spending for Testim, pre-launch investments in market research and incremental personnel for XIAFLEX, and higher stock-based compensation expense.

Interest income (expense), net. Interest income, net was $1.5 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively. Net interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Since inception through September 30, 2008, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through September 30, 2008, we received net proceeds of approximately $280.9 million from private and public sales of equity securities and the exercise of stock options. We had $46.4 million and $70.3 million in cash and cash equivalents as of September 30, 2008 and December 31, 2007, respectively. In addition, we held $3.5 million and $5.8 million of ARS as of September 30, 2008 and December 31, 2007, respectively. Prior to 2008, we classified investments in ARS as current and reported them as “Short-term investments” in our Consolidated Balance Sheet. However, with liquidity issues experienced in global credit and capital markets, the auctions for these securities have failed since February 10, 2008. During the nine months ended September 30, 2008, $1.2 million of ARS were redeemed by the issuer. Since we are unable to predict when the market for these securities will recover, these investments have been classified as non-current and are reported as “Long-term investments” in the unaudited Consolidated Balance Sheet at September 30, 2008.

We believe that our current financial resources and sources of liquidity will be adequate to fund our anticipated operations into the third quarter of 2009. We may, however, need to raise additional funds prior to this time because of a number of factors, including:

•	Testim market acceptance, sales growth and the impact of the Upsher-Smith ANDA;

•	our ability to realize sales efficiency and effectiveness of our sales force;

•	third-party payor coverage and reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of supplying and commercializing XIAFLEX and any of our product candidates;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights including the ’968 Patent; and

•	the extent to which we acquire or invest in businesses and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all.

Current economic conditions and disruptions in the financial markets have increased the cost and significantly reduced the availability of debt and equity financing, which may continue or worsen in the future. As a result, there is a higher than usual risk that we may be unable to raise additional funds on acceptable terms or at all, which may affect our decisions regarding the timing and size of financings. Our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Sources and Uses of Cash

Cash used in operations was $21.0 million and $23.3 million for the nine months ended September 30, 2008 and 2007, respectively. In both periods, cash used in operations resulted from operating losses partially offset in 2008 by the collection of $3.7 million in tenant improvement allowances for the Horsham manufacturing facility which was recorded as a deferred rent credit. Cash used in operations for the nine months ended September 30, 2008 included a $2.5 million increase in inventory which was primarily due to our decision to increase the finished goods inventory level on hand and available for sale.

Cash used by investing activities was $7.6 million for the nine months ended September 30, 2008 compared to cash provided by investing activities of $2.4 million for the nine months ended September 30, 2007. Investing activities in both periods represent primarily the net effect of purchases and redemptions of investment securities, together with our investments in property and equipment. These investments in property and equipment relate primarily to the improvements being made to our Horsham biological manufacturing facility in preparation for the future production of XIAFLEX.

Cash provided by financing activities was $4.8 million and $54.7 million for the nine months ended September 30, 2008 and 2007, respectively. Cash provided by financing activities for the 2008 period results primarily from cash receipts from stock option exercises and employee stock purchases. Cash provided by financing activities in the 2007 period results primarily from the $49.9 million in net proceeds we received in the June 2007 registered direct offering and the cash receipts from stock option exercises and employee stock purchases.

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

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 in evaluating our business, financial position, future results, and prospects. The information presented below updates and supplements those risk factors for events, changes and developments since the filing of that Form 10-K and should be read in conjunction with the risks and other information contained in that Form 10-K. The risks described in our Form 10-K, as updated below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially adversely affect our business, financial position, future results and prospects.

Risks Related to Intellectual Property

Upsher-Smith’s Paragraph IV certification under the Hatch-Waxman Act related to Testim could have a material adverse effect on our financial condition and results of operations as it could result in the introduction of a generic product prior to the expiration of the patent covering Testim, as well as in significant legal expenses and diversion of management time.

On October 23, 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (CPEX) received notice that Upsher-Smith Laboratories, Inc. (Upsher-Smith) filed an abbreviated new drug application, or ANDA, containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim, 1% testosterone gel, prior to the January 2025 expiration of CPEX’s U.S. Patent No. 7,320,968 (the ’968 Patent). The ’968 Patent, which Bentley Pharmaceuticals, Inc. assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. While we have not yet filed a patent infringement lawsuit against Upsher-Smith, we and CPEX are currently reviewing the details of this notice and intend to pursue all available legal and regulatory options in defense of the ’968 Patent, including enforcement of our intellectual property rights and approved labeling. Any legal action taken to defend the ’968 Patent will likely be costly, time consuming and distracting to management, could have a material adverse effect on our business, and could result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ’968 Patent or that the ’968 Patent is invalid and/or unenforceable. An adverse outcome in any such legal action could result in one or more generic versions of Testim being launched before the expiration of the ’968 Patent in January 2025. Since Testim is currently our only marketed product, the introduction of a generic version could have a material adverse affect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended September 30, 2008:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	16,032		$37.17	Not applicable	Not applicable
Aug. 1, 2008 to Aug. 31, 2008	None		Not applicable	Not applicable	Not applicable
Sept. 1, 2008 to Sept. 30, 2008	None		Not applicable	Not applicable	Not applicable

Total	16,032	(1)	$37.17	Not applicable	Not applicable

(1)	All 16,032 shares were purchased from Armando Anido, the Chief Executive Officer and President of the Company, pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of resticted stock issued in accordance with Rule 16 b-3 of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

10.1	First Amendment to Lease Agreement, dated September 29, 2008, by and between Auxilium Pharmaceuticals, Inc., as tenant, and ARE-PA Region No. 6, LLC, as landlord (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2008, File No. 000-50855 and incorporated by reference herein).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: November 10, 2008	/s/ Armando Anido
Armando Anido
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 10, 2008	/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Lease Agreement, dated September 29, 2008, by and between Auxilium Pharmaceuticals, Inc., as tenant, and ARE-PA Region No. 6, LLC, as landlord (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2008, File No. 000-50855 and incorporated by reference herein).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).