Form 10-K
period 2008-12-31
AUXILIUM PHARMACEUTICALS INC
filed 2009-02-26
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on The NASDAQ Global Market as of June 30, 2008, was approximately $1.2 billion.

As of February 20, 2009, the number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 42,453,191.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 10, 2009, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

AUXILIUM PHARMACEUTICALS, INC.

FORM 10-K

December 31, 2008

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

Company Overview

Company Description

We are a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. We currently have approximately 340 employees, including a sales and marketing organization of approximately 200 people. Our only marketed product, Testim®, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration. We reported revenues in 2008 of $125.4 million, an increase of 31% over the $95.7 million reported in 2007. According to National Prescription Audit data from IMS Health, Inc. (“IMS”), a pharmaceutical market research firm, Testim’s share of total prescriptions for the gel segment of the testosterone replacement therapy (“TRT”) market was 22.3% for the month of December 2008, compared with 21.5% for the month of December 2007. For the full year 2008, Testim’s share of total prescriptions for the TRT market was 22.0%, versus 20.0% for the full year 2007.

Our current product pipeline includes:

Phase III:

•

XIAFLEX™ (clostridial collagenase for injection) for the treatment of Dupuytren’s contracture (“Dupuytren’s”). All patients in the phase III clinical trials for Dupuytren’s completed their final visit in December 2008, and the Company expects to file the Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”) in early 2009

Phase II:

•	XIAFLEX for the treatment of Peyronie’s disease (“Peyronie’s”)

•	XIAFLEX for the treatment of Adhesive Capsulitis (“Frozen Shoulder syndrome”)

Phase I:

•	AA4010, treatment for overactive bladder using our transmucosal film delivery system

•	A Fentanyl pain product using our transmucosal film delivery system.

In addition to the above, we have the rights to develop other compounds for the treatment of pain using our transmucosal film delivery system and other products using our transmucosal film technology for treatment of urologic disease and for hormone replacement. We also have the option to license additional indications for XIAFLEX other than dermal products for topical administration.

Company Strategy

Our goal is to build a leading specialty biopharmaceutical company by focusing on disease states that we believe can be addressed through sales to predominantly specialist audiences, such as urologists, endocrinologists, certain targeted primary care physicians and subsets of orthopedic surgeons. We have experienced development, regulatory and commercial teams that have a proven track record. We intend to draw upon our track record and experience to successfully develop our product candidates. Our strategy will focus on developing and commercializing XIAFLEX, optimizing Testim’s commercial success and in-licensing additional product opportunities. We have in place the commercial infrastructure necessary to continue to commercialize Testim in the United States (“U.S”), and we are currently building the organizations we believe necessary to commercialize XIAFLEX in North America. The Company has entered into a development, commercialization and supply agreement with Pfizer, Inc. (“Pfizer”) for XIAFLEX for the treatment of Dupuytren’s and Peyronie’s in Europe and certain Eurasian countries, and we are currently evaluating how to most effectively commercialize XIAFLEX in the remaining indications and territories of the world. Ferring International Center S.A. (“Ferring”) and Paladin Labs Inc. (“Paladin”) commercialize Testim on our behalf in certain European countries and Canada, respectively.

Developing and Commercializing XIAFLEX. We believe that XIAFLEX has the potential to become a blockbuster. For Dupuytren’s and Peyronie’s, we believe there is a large unmet medical need for a non-surgical solution to these debilitating diseases and that the data from our well-controlled phase II studies in Peyronie’s and phase III studies in Dupuytren’s are encouraging. The product has received orphan drug designation in the U.S. for both indications, and our preliminary market research leads us to believe that urologists and orthopedic surgeons would be very likely to use the product to delay or avoid surgery. Based on market research that we conducted several years ago, physicians indicate that there are potentially 450,000 patients on an annual basis in the U.S. and Europe who could be candidates for XIAFLEX with approximately 240,000 for the treatment of Dupuytren’s and approximately 210,000 for the treatment of Peyronie’s. These patients represent an annual market potential in excess of $1 billion, assuming that we are able to price treatments using XIAFLEX on a basis comparable to the cost of surgery for these indications.

In 2004, we obtained the exclusive worldwide rights to develop, market and sell products containing XIAFLEX, other than dermal formulations labeled for topical administration. Specifically, our license from BioSpecifics Technologies Corp. (“BioSpecifics”) includes the rights to XIAFLEX for the treatment of Dupuytren’s, Peyronie’s and Frozen Shoulder syndrome with the exclusive option to license additional indications. In December 2008, we entered into a collaboration with Pfizer in which we sub-licensed our commercialization rights for Dupuytren’s and Peyronie’s for the 27 countries which currently are included in the European Union (“E.U.”) and 19 additional Eastern European and Eurasian countries. Pfizer has a right of negotiation to license additional indications in the future. Pfizer paid us $75 million upon execution of the agreement and will make up to $410 million in incremental payments for regulatory and commercial based milestones if those milestones are achieved in the future. The agreement also includes payment of significant, increasing, tiered, double-digit royalties on all revenues booked by Pfizer in its territory. As a result of the December 2008 amendment to our license with BioSpecifics, which became effective when we executed the agreement with Pfizer, we agreed to pay BioSpecifics 8.5% of the upfront and milestone payments received. In addition, we will pay BioSpecifics a specified royalty percentage of XIAFLEX sales by Pfizer. We are currently evaluating the options that we have for commercializing XIAFLEX in other indications and territories of the world.

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

•

Increase Testim market penetration. Through on-going evaluation of physician targeting and greater sales efficiencies, we intend to improve the effectiveness of our sales force. We will continue to work with accredited education groups, thought leaders and professional organizations to further educate physicians about the diagnosis of hypogonadism and the benefits of TRT, including Testim. We are focusing our approximately 150 sales representatives on urologists, endocrinologists and certain key primary care physicians. This allows us to reach the physicians who prescribe approximately 50% of TRT prescriptions. We also have entered into collaborations with partners for the international commercialization of Testim. Paladin launched Testim in Canada during 2007, and Ipsen Pharma GmbH (“Ipsen”) promoted Testim in Europe from 2005 through 2008. In November 2008, we agreed with Ipsen to terminate the distribution agreement between the parties and transfer all marketing authorizations for Testim in Europe to Ferring. Ferring will be responsible for commercializing Testim in Europe once the marketing authorizations have been transferred to Ferring on a country-by-country basis.

•

Expand market opportunities for Testim and TRT. A 2006 study that was published in The International Journal of Clinical Practice showed 39% of men over 45 years of age have low testosterone (total testosterone levels below 300 ng / dL). According to the U.S. Census Bureau, there were 43.6 million men aged 45 to 84 with hypogonadism in 2000, and these figures are expected to increase to 54.6 million by 2010. As a result, we expect to see an increase in the number of potential patients over the coming years.

In addition, it has been demonstrated that low testosterone is a comorbid condition with others such as diabetes, obesity, hyperlipidemia, chronic pain and HIV/AIDS. With improved medical and patient education around the implications of low testosterone and the favorable risk/benefit profile of treating with TRT, we believe physicians will be more proactive in identifying hypogonadism and treating patients. In 2008, the total prescriptions written in the gel market increased 15.2% over 2007.

We will continue to incorporate focused educational efforts to both physicians and consumers to create an increased awareness of both the prevalence and medical need for identifying and treating hypogonadism.

•

Continue to defend Testim intellectual property. In October 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (“CPEX”) received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed an abbreviated new drug application (“ANDA”) containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of CPEX’s U.S. Patent No. 7,320,968 (the “’968 Patent”). The ’968 Patent, which Bentley Pharmaceuticals, Inc. (“Bentley”) assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith, and we intend to take legal and regulatory actions in defense of Testim and the ’968 Patent, including enforcement of our intellectual property rights and approved labeling. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. Should Upsher-Smith receive an approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor.

In-licensing Product Candidates. We believe that we can leverage our expertise in clinical development, regulatory strategy and execution and commercialization of specialty pharmaceutical products to in-license additional product candidates. Although we may seek to find products that have a therapeutic fit with XIAFLEX or Testim (i.e. products that would be utilized by urologists, endocrinologists, orthopedists and select primary care physicians), we believe that the core competencies we have with respect to drug development and commercialization can be applied to a number of specialty focused therapeutic areas.

XIAFLEX Opportunity

XIAFLEX is an injectable collagenase enzyme we in-licensed from BioSpecifics. Under our agreement with BioSpecifics, we have exclusive worldwide rights to develop, market and sell certain products containing XIAFLEX. Our licensed rights concern the development of products, other than dermal formulations labeled for topical administration. Currently, we are developing XIAFLEX for the treatment of Dupuytren’s, Peyronie’s and Frozen Shoulder syndrome. We may expand our agreement with BioSpecifics, at our option, to cover other indications as they are developed by us or BioSpecifics.

Dupuytren’s

Disease state and market: Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. The disease is progressive in nature. Typically, nodules develop in the palm as collagen deposits accumulate. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Currently, surgery is the only effective treatment. According to Dupuytren’s Disease by Leclercq published in 2000, the global prevalence of Dupuytren’s among the Caucasian population is estimated to range from 3% to 6%. Common co-morbidities include diabetes, epilepsy, alcoholism or HIV. Dupuytren’s is most common in men. It usually starts in adult life, with a peak incidence in people aged 40 to 60. In about 50% of patients, the disease affects both hands, and recurrence after surgical treatment is common (as high as 30% the first two years post-surgery; and 55% within 10 years of surgery). Due to the recurrent nature of the disease, multiple corrective surgeries are often required, which become increasingly complex. XIAFLEX is injected directly into the cord and the procedure could be performed in a physician’s office. We believe XIAFLEX as a treatment for Dupuytren’s represents an attractive and addressable market for us as a specialty biopharmaceutical company.

Current treatment options: Surgical techniques used to treat patients with Dupuytren’s fall into two major groups: fasciotomy, including needle aponeurotomy, which is simply cutting the Dupuytren’s cord and fasciectomy which is removing the cords of the diseased tissue. There is risk associated with surgery which includes scarring, infection, hematoma, skin necrosis, finger stiffness and injury to nerves and blood vessels. Several non-operative treatments, including radiotherapy, steroids, interferon and topical vitamin E, have been tried in Dupuytren’s, but none has been adopted in general use nor proven effective. Although preliminary observations suggest that intralesional interferon gamma may reduce the size of Dupuytren’s cords (Pittet et al., 1994), further data are needed to assess whether it offers any clinical benefits.

R&D status: An initial phase III study by BioSpecifics was comprised of a randomized, placebo-controlled, double-blind phase, as well as an open-label phase. Data from the double-blind phase showed that injecting XIAFLEX led to a 91% success rate in reducing joint contracture to within five degrees of normal, compared to the placebo group in which no patients achieved success. In the open-label phase, in which patients had additional joints treated with XIAFLEX, results showed that 88% of Metacarpophalangeal (MP) joints and 68% of Proximal Interphalangeal (PIP) joints were fully corrected. This study was published in The Journal of Hand Surgery in June 2007, and the data were consistent with phase II data previously published in The Journal of Hand Surgery in 2002. In December 2007, patient enrollment was completed in Auxilium’s second U.S. phase III pivotal trial (CORD I) and its Australian phase III study (CORD II) of XIAFLEX for the treatment of Dupuytren’s. CORD I data were released in June 2008. A modified intent to treat analysis yielded 306 patients. CORD I successfully met the primary endpoint with a p value of <0.001: 64 % of XIAFLEX patients vs. 6.8% of placebo patients achieved a reduction in contracture to ≤5 degrees of normal 30 days after the last injection. On average, Dupuytren’s patients who achieved the primary endpoint received 1.5 XIAFLEX injections. In addition to the primary endpoint, there were 26 secondary endpoints that were measured, each of which was met with statistical significance. The average percent improvement in contracture from baseline was 79.3% (50.2° average contracture at baseline down to 12.1° average contracture after treatment) for primary joints treated with XIAFLEX, compared to placebo patients, where the average contracture for joints was 49.1° at baseline and improved to an average of 45.7° after placebo treatment (8.6% reduction) (p<0.001). 84.7% of patients (172 of 203) treated with XIAFLEX achieved greater than 50% reduction in their contracture compared with baseline, compared with 11.7% of patients (12 of 103) treated with placebo (p<0.001). In CORD II, 44.4% of XIAFLEX patients vs. 4.8% of placebo patients achieved the primary endpoint, a reduction in the angle of a patient’s joint contracture to ≤5 degrees of normal, as measured by digital goniometer, 30 days after the last injection. These double blind studies along with the open label Joint I and II studies will provide most of the patient safety database for the BLA submission. The safety of XIAFLEX was assessed in 1,082 subjects who received at least one injection of XIAFLEX in over 2,600 joints. The most common adverse events were related to the injection or the subsequent procedure to disrupt the cord. These reactions were mild to moderate in intensity, and occurred within approximately four weeks of injection. The reactions generally resolved without intervention within approximately four weeks. The most frequently reported adverse events included peripheral edema, contusion, injection site reaction, injection site hemorrhage, and pain in extremity. In the clinical studies there were four serious adverse events related to effect of XIAFLEX on collagen. There were three cases of tendon rupture and one case of pulley injury reported in patients who received XIAFLEX during the clinical development program. There were no reports of injury to nerves or blood vessels of the treated finger following treatment with XIAFLEX. We plan to submit clinical study data to the FDA in the form of a BLA in early 2009.

Peyronie’s

Disease state and market: Peyronie’s is characterized by a plaque or hard lump that occurs on the penis. It begins as a localized inflammation, which progresses to a hardened scar on the shaft of the penis that reduces flexibility and causes the penis to bend during erection. This may cause pain on erection and a deformity that may prevent sexual intercourse altogether. Our market research indicates that, aside from the physical consequences, depression and loss of self-esteem are common in men with Peyronie’s. According to Peyronie’s Disease, A Guide to Clinical Management by Levine, published in 2007, the prevalence of Peyronie’s has been increasing during the last 30 years and now ranges between 3.7% and 7.1%. However, the actual prevalence may be higher because of patients’ reluctance to report this embarrassing condition to their physicians. The pathogenesis of Peyronie’s appears to be multifactorial, with an interplay of genetic predisposition, trauma, and tissue ischemia. Generally, Peyronie’s is treated by urologists. To date, no medical therapy has been proven effective for the treatment of Peyronie’s. Surgical treatment may be an option for some patients, although complications as well as loss of penile length can occur. Administration of XIAFLEX could be an in-office procedure in which the product is injected directly into the plaque causing the penile curvature.

Current treatment options: As with Dupuytren’s, there are no medical therapies approved for the treatment of Peyronie’s. However, a number of medical therapies have been used to treat Peyronie’s including Vitamin E, Colchicine, Potassium Aminobenzoate (Potaba), Tamoxifen, Interferon a2a, and Corticosteroids. Current surgical therapies include the following procedures: plication, (which involves gathering tissue on the outer side of the bend usually resulting in shortening and straightening of the penis), graft techniques (which involves replacing scar tissue with grafts of tissue from another site), and prosthetic implants (which involves synthetic cylinders that are implanted in the penis to produce a functional erection).

R&D status: Earlier phase II studies by BioSpecifics indicate possible effectiveness of XIAFLEX in this disease state. We initiated a phase IIb randomized, double-blind, placebo-controlled study designed to assess the safety and efficacy of XIAFLEX when administered two times a week every six weeks for up to three treatment cycles (2 x 3) in subjects with Peyronie’s. The study is being conducted at 12 sites throughout the U.S., and patients will be monitored for 36 weeks following the first injection. The trial is designed to validate a proprietary Peyronie’s Patient Reported Outcome questionnaire (“PRO”) which will measure several domains of patients’ sexual quality of life over a 36 week period. The four domains measured by the PRO are penile pain, Peyronie’s bother, intercourse discomfort and intercourse constraint. We plan to use the PRO for our phase III Peyronie’s protocols, where it is intended that it would be the primary endpoint. To qualify for the study, patients must have a penile contracture between 30 and 90 degrees. Patients will be stratified by the degree of penile curvature (i.e. 30 degrees to 60 degrees versus 60 to 90 degrees) and then randomized into four treatment groups to receive either XIAFLEX or placebo with or without modeling of the penile plaque. Modeling refers to massaging of the plaque after the second injection of a treatment series and is intended to maximize the enzymatic effect of the XIAFLEX injection in the plaque. Patients will be randomized in a 3:1 ratio of XIAFLEX to placebo and a 1:1 ratio to receive penile plaque modeling or no modeling. We completed patient enrollment for the phase IIb trial in January 2009 with over 120 subjects and expect to release top line results in the fourth quarter of 2009.

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

TRT is the standard treatment for hypogonadism. According to IMS, the total number of prescriptions within the TRT market has grown from 1.0 million to 3.3 million prescriptions between 2000 and 2008. Before 2000, the TRT market consisted of oral, injectable and patch therapies. In 2000, the first topical gel was introduced, and this product segment has been the driver of much of the total growth in the TRT market. According to IMS, the gel segment accounted for approximately 73% of the total prescriptions in the TRT market in the fourth quarter of 2008. Despite this growth, we estimate that approximately 10% of men with hypogonadism currently receive TRT. According to our physician research, this low diagnosis rate stems primarily from low patient and physician awareness of the symptoms, treatment options and monitoring requirements.

[1]	Mulligan T. et al. Int J. Clin Pract 2006
[2]	Dobs A.S. Clin Endocrinol Metab. 1998
[3]	Bodie J. et al. J. Urol. 2003
[4]	Daniell H.W. J. Pain 2002

Testim has captured a significant portion of the gel prescription growth since its launch in early 2003, and held a 22.3% prescription share of this market in December 2008. In 2008, prescriptions of Testim grew by 26.5% compared to 2007. The gel market continued to be a primary driver of the TRT market in 2008. Gel prescriptions grew 15.2% compared to 2007. All other formulations (injectables, patches, orals and buccals) combined increased 10.8% year over year.

Source: IMS

We believe Testim’s growth has been due to Testim’s favorable clinical profile and our increased sales and marketing efforts since 2006. Our sales organization of approximately 150 representatives promotes Testim to urologists, endocrinologists and key primary care physicians. We believe this focused, consistent messaging will continue to drive the recognition of hypogonadism and increase Testim prescriptions.

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

In October, 2007, the manuscript “Efficacy of Testosterone Gel Substitution (Androgel® or Testim) among sub-optimally responsive hypogonadal men” by L. Lipshultz, E. Grober, M. Khera, M. Espinoza was posted in the International Journal of Impotence Research web site and later published in International Journal of Impotence Research. The data from this independent study show improvements in symptoms of decreased libido, energy levels and erectile function in 76 percent of hypogonadal men after switching brands of TRT gel. Total testosterone levels increased significantly in patients who switched to Auxilium’s Testim ® 1% (testosterone gel) following suboptimal response to Solvay S.A.’s Androgel ® (testosterone gel) 1% but did not increase significantly in patients who switched from Testim to Androgel.

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

Patent coverage. On January 22, 2008, the U.S. Patent and Trademark Office (“USPTO”) issued the ’968 Patent covering Testim. The ’968 Patent expires in January 2025 and has been listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. Continuations and a divisional application have been filed with the USPTO, seeking to obtain expanded patent coverage for Testim. In October 2008, we and our licensor, CPEX, received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of ’968 Patent. The ’968 Patent, which Bentley assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith, and we intend to take legal and regulatory actions in defense of Testim and the ’968 Patent, including enforcement of our intellectual property rights and approved labeling. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. Should Upsher-Smith receive an approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor.

Transmucosal Film Technology

We are developing product candidates using an oral transmucosal drug delivery system based on patented technology licensed from Formulation Technologies, L.L.C., doing business as PharmaForm. (In 2007, PharmaForm was acquired by AKELA Pharma Inc., formerly known as LAB International Inc.) The basis of this technology is a film that adheres to the upper gum. We have the exclusive worldwide right to use this technology platform in therapeutic products that contain hormones or that treat urologic disorders and in certain pain products. We currently have two product candidates using this technology:

•	AA4010, our therapy to treat overactive bladder, in phase I of development for which we expect to seek a partner to further develop and commercialize the product; and

•	A Fentanyl pain product candidate in the phase I of development for the management of pain for which we expect to seek a partner to further develop and commercialize the product.

Licensing

We have entered into agreements for the licensing of technology and products. We intend to pursue other licensing agreements and collaborations in the future. We have secured collaboration partners for the sale of products in geographic locations where we do not have our own sales force. We may pursue other collaborations in the future.

XIAFLEX

BioSpecifics

In June 2004, we entered into a development and license agreement with BioSpecifics and amended the agreement in May 2005, December 2005 and December 2008 (the “BioSpecifics Agreement”). Under the BioSpecifics Agreement, we were granted exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ enzyme, which we refer to as XIAFLEX. Our licensed rights concern the development of products, other than dermal formulations labeled for topical administration, and currently, our licensed rights cover the indications of Dupuytren’s, Peyronie’s and Frozen Shoulder syndrome. We may further expand the BioSpecifics Agreement, at our option, to cover other indications as they are developed by us or BioSpecifics.

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

BioSpecifics has the option, exercisable no later than six months after FDA approval of the first New Drug Application (“NDA”) or BLA with respect to a product, to assume the right and obligation to supply, or arrange for the supply from a third party other than a back-up supplier qualified by us, of a specified portion of our commercial product requirements for territories outside those licensed to Pfizer. The BioSpecifics Agreement provides that we may withhold a specified amount of a milestone payment until:

•	BioSpecifics executes an agreement, containing certain milestones, with a third party for the commercial manufacture of the product;

•	BioSpecifics commences construction of a facility, compliant with current Good Manufacturing Practice (“cGMP”), for the commercial supply of the product; or

•	30 days after BioSpecifics notifies us in writing that it will not exercise the supply option.

If BioSpecifics exercises the supply option, commencing on a specified date, BioSpecifics will be responsible for supplying either by itself or through a third party other than a back-up supplier qualified by us, a specified portion of the commercial supply of the product for territories outside those licensed to Pfizer. If BioSpecifics does not exercise the supply option, we will be responsible for arranging for the entire commercial product supply. In the event BioSpecifics exercises the supply option, we and BioSpecifics are required to use commercially reasonable efforts to enter into a commercial supply agreement on customary and reasonable terms and conditions which are not worse than those with back-up suppliers qualified by us.

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

As a result of the December 2008 amendment to our license with BioSpecifics, which became effective when we executed the agreement with Pfizer, we agreed to pay BioSpecifics 8.5% of the upfront and milestone payments received from Pfizer. With regard to any other sublicensee, we must pay BioSpecifics a specified percentage of sublicense income we receive from any other sublicensee, including upfront payments and milestone payments, and we must pay BioSpecifics an amount equal to a specified mark-up of the cost of goods sold for products sold by us that are not manufactured by or on behalf of BioSpecifics, provided that, in the event BioSpecifics exercises the supply option, no payment will be due for so long as BioSpecifics fails to supply the commercial supply of the product in accordance with the terms of the BioSpecifics Agreement.

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

Pfizer

In December 2008, we entered into a development, commercialization and supply agreement with Pfizer (the “Pfizer Agreement”). Under the Pfizer Agreement, we granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAFLEX for the treatment of Peyronie’s and Dupuytren’s in the 27 member countries of the E.U. as it existed as of the effective date of the Pfizer Agreement (Austria, Belgium,

Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the United Kingdom (“U.K.”)), as well as Albania, Armenia, Azerbaijan, Belarus, Bosnia & Herzegovina, Croatia, Georgia, Kazakhstan, Kirghiz Republic, Macedonia, Moldova, Montenegro, Serbia, Tajikistan, Uzbekistan, Turkey, Iceland, Switzerland and Norway (the “Pfizer Territory”). Subject to each party’s termination rights, the term of the Agreement extends on a country-by-country and product-by-product basis from the date of the Agreement until the latest of (i) the date on which the product is no longer covered by a valid patent or patent application in such country, (ii) the 15th anniversary of the first commercial sale by Pfizer of XIAFLEX in a given country after the receipt of required regulatory approvals and (iii) a generic entry or competitive product containing the same active ingredient with respect to the XIAFLEX in such country (the “Term”).

In addition to the $75 million upfront payment we received in December 2008, Pfizer may make up to $410 million in potential payments upon the achievement of certain specified regulatory and commercial milestones for XIAFLEX (on an indication-by-indication basis or for the product as a whole, as the case may be). Subject to the requirement to make certain specified minimum commercialization payments, Pfizer will make commercialization payments to us based on a percentage of the aggregate annual net sales of the Product in the Pfizer Territory on a quarterly basis.

Pfizer will obtain XIAFLEX exclusively from us. We are primarily responsible for development activities prior to granting of product approval, and Pfizer is primarily responsible for development activities in the Pfizer Territory thereafter. We control product development at all times outside of the Pfizer Territory. Development costs will be borne by the party incurring such costs; provided, that the parties will share development costs associated with activities solely associated with obtaining product approval in the Pfizer Territory. However, Pfizer may, on an indication-by-indication basis, recoup its fifty percent (50%) share of such pre-approval development costs by means of an off-set against the milestone payment due upon first commercial sale for such indication. Pfizer is responsible for preparation of regulatory materials necessary for obtaining and maintaining regulatory approvals in the Pfizer Territory, and Pfizer will be responsible for regulatory costs associated with product approval in the Pfizer Territory. Pfizer may also recoup up to $2.5 million with respect to such regulatory costs related to Dupuytren’s. Pfizer is solely responsible for commercializing XIAFLEX in the Pfizer Territory during the term of the Pfizer Agreement and is solely responsible for costs associated with commercializing XIAFLEX in the Pfizer Territory.

Either party may terminate the Pfizer Agreement as a result of the other party’s breach or bankruptcy. Pfizer may terminate the Pfizer Agreement at will; provided that, during a specified period, such termination right is subject to the occurrence of certain specified events relating to the product, product development and regulatory approval.

Testim

CPEX Pharmaceuticals

In May 2000, Bentley granted us an exclusive, worldwide, royalty-bearing license to make and sell products incorporating its patented transdermal gel formulation technology that contains testosterone (the “May 2000 License”). We produce Testim under the May 2000 License. The term of the May 2000 License is determined on a country by country basis and extends until the later of patent right termination in a country or 10 years from the date of first commercial sale. In May 2001, Bentley granted us similar rights for a product containing another hormone, the term of which is perpetual. Under these agreements, we are required to make up-front and milestone payments upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval. In June 2008, CPEX was spun out of Bentley and is the assignee of certain Bentley assets, including the license agreements and patents we licensed under those agreements.

Ipsen

We entered into a license and distribution agreement with Ipsen in March 2004 (the “Ipsen Agreement”). The Ipsen Agreement is exclusive and royalty-bearing for the longer of ten years from the date of first commercial sale by country or the life of the CPEX patent, including any newly issued patents. The European patent that we license from CPEX for Testim expired in November 2006. The European Patent Office granted a new patent, which is included in the CPEX License, in August 2007. That patent will expire in April 2023. Under the Ipsen Agreement, we granted Ipsen an exclusive license to use and sell Testim on a worldwide basis outside the U.S., Canada, Mexico, and Japan, and in January 2008, we amended that agreement to exclude, in addition, China, Poland, Russia, and South Korea and their territories and possessions (the “Ipsen Territory”).

In November 2008, we agreed with Ipsen to terminate the Ipsen Agreement and transfer the marketing authorizations required to promote and sell Testim in the Ipsen Territory to Ferring. The Ipsen Agreement will terminate upon the earlier of the date on which the last of the marketing authorizations for the 15 countries included in the Ipsen territory currently held by Ipsen (Germany, U.K., Italy, Spain, Greece, Belgium, Netherlands, Sweden, Finland, Norway, Denmark, Iceland, Ireland, Luxembourg, and Portugal) has been transferred, or November 24, 2010.

Ferring

In November 2008, we entered into a distribution and license agreement with Ferring (the “Ferring Agreement”). Pursuant to the Ferring Agreement, we appointed Ferring as our exclusive distributor of Testim in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, The Netherlands, Norway, Portugal, Spain, Sweden and the U.K. (the “Ferring Territory”). We also granted Ferring an exclusive, royalty-bearing license to import, market, sell and distribute Testim in the Ferring Territory. The exclusive appointment and license shall commence on a country-by-country basis upon the transfer of the relevant marketing authorizations from Ipsen. Ferring is required to purchase all Testim supply from us and to make certain sales milestone and royalty payments. In addition, Ferring is required to make certain upfront and milestone payments to the Company related to the transfer of the marketing authorizations in each country within the Ferring Territory.

Paladin

We entered into a license and distribution agreement with Paladin in December 2006. We granted Paladin an exclusive license to use and sell Testim in Canada. The terms of this agreement require Paladin to purchase all Testim supply from us and to make up-front, milestone and royalty payments.

Transmucosal Film Technology

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

In February 2005, we entered into an additional license agreement with PharmaForm. Under this agreement, we were granted exclusive, worldwide royalty-bearing rights to develop, manufacture and market eight compounds using PharmaForm’s proprietary transmucosal film technology for the management of pain, including acute and chronic pain. As of January 2009, the agreement covers only those compounds for which we have initiated formulation development. The term of this license agreement continues on a product by product and country by country basis until the later of ten years after the first commercial sale or last to expire patent covering the licensed technology. The compounds that may be developed include opioids as well other types of analgesics. In addition, we will have on-going royalty payment obligations to PharmaForm. The timing of the remaining payments, if any, is uncertain.

We also entered into a research and development agreement with PharmaForm on a fee for service basis. We will be the sole owner of any intellectual property rights developed in connection with this agreement.

Manufacturing

We currently use, and expect to continue to depend on, contract manufacturers to manufacture Testim and handle certain aspects of the manufacture of XIAFLEX. We may depend on contract manufacturers to manufacture any products for which we receive marketing approval and to produce sufficient quantities of our product candidates for use in preclinical and clinical studies.

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

Testim

DPT. Testim is manufactured for us by DPT Laboratories, Ltd. (“DPT”) pursuant to a manufacturing and supply agreement that expires on December 31, 2010. During the term of the agreement, subject to our right to qualify and order Testim from a back-up supplier, DPT is required to manufacture all of our worldwide commercial requirements of Testim. The manufacturing fees paid to DPT are based upon the specified annual volume of Testim ordered by us. If we order less than a specified amount of Testim in any calendar year, the parties are required to negotiate to establish new manufacturing fees, with the understanding that DPT will continue to produce Testim for a specified minimum period in order to enable us to identify and utilize another supplier. DPT may terminate the agreement only upon our insolvency or bankruptcy or upon our breach of the agreement. We have qualified a back-up supplier.

Testosterone, a non-animal derived hormone, is currently available to us from only two sources. We purchase testosterone from both sources but do not have an agreement with either of these suppliers. We acquire CPD, a critical ingredient for the manufacture of Testim, from a single source. We endeavor to maintain what we believe is an adequate inventory of the key ingredients of Testim.

XIAFLEX

Horsham. In September 2006, we leased a 50,000 square foot biological manufacturing facility in Horsham, Pennsylvania that we are using to produce the active ingredient of XIAFLEX. The initial term of the lease expires on January 1, 2017. We believe we will be the sole supplier of the active pharmaceutical ingredient for commercial supply of XIAFLEX and will use a contract manufacturer to fill and lyophilize the XIAFLEX bulk drug substance and produce sterile diluent.

Hollister-Stier. In June 2008, we entered into a supply agreement with Hollister-Stier Laboratories LLC (“Hollister-Stier”) pursuant to which Hollister-Stier will fill and lyophilize the XIAFLEX bulk drug substance that we manufacture and will produce sterile diluent. The initial term of the supply agreement is three years, and it automatically renews for subsequent two year terms, unless terminated earlier.

BioSpecifics. Under the terms of the BioSpecifics Agreement, BioSpecifics has the option, exercisable no later than six months after FDA approval of the first NDA or BLA with respect to XIAFLEX, to assume the right and obligation to supply, or arrange for the supply from a third party other than a back-up supplier qualified by us, of a specified portion of commercial product required by us for territories outside those licensed by Pfizer. The terms of the BioSpecifics Agreement are summarized above.

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

AndroGel

The primary competition for Testim in the TRT market is AndroGel, marketed by Solvay Pharmaceuticals, Inc. (“Solvay”). Solvay has the advantage of having launched AndroGel three years prior to Testim. Watson Pharmaceuticals, Inc. (“Watson”) began co-promoting AndroGel with Solvay in late 2006, and Par

Pharmaceutical Companies, Inc. (“Par”) began co-promoting AndroGel in early 2007. In January 2009, the U.S. Federal Trade Commission (FTC) and the State of California filed lawsuits against Watson and Par in the United States District Court for the Central District of California alleging that their respective 2006 patent lawsuit settlements with Solvay related to AndroGel are unlawful. Solvay and its co-promotion partners collectively have more than 600 sales representatives detailing AndroGel. According to IMS, as of December 31, 2008, AndroGel accounted for 77.7% of the gel prescriptions, down from 78.5% in December, 2007. AndroGel’s share of the gel market declined in each quarter in 2008, while Testim’s share increased.

Other Delivery Options

Testim also competes with other TRTs such as short-acting injectables, patches, orals, a buccal tablet and injectable pellets. The injectables have maintained presence in the market due to the low cost compared to the transdermal options. There are also a significant number of patients who prefer getting a shot every two to three weeks instead of utilizing a daily application of another product. Physicians perceive the disadvantage of the injectables as being the fact that many patients’ testosterone levels rise past the normal barrier of 1000 ng/dl which leads to a wide flux of levels in a patient and the potential for side effects such as gynecomastia. Androderm® is a transdermal testosterone patch marketed by Watson. Androderm is the leading patch product and accounted for approximately 6.5% of total TRT prescriptions in December 2008. The number of Androderm prescriptions has decreased in the last year. The buccal therapy accounted for less than 1% of total TRT prescriptions in December 2008. Testopel is an implantable testosterone pellet that is administered every four to six months. Physicians perceive this wide variability in dosing and the inability to withdraw the product after administration as a disadvantage of the long acting implantable pellets.

Generic Competition

In July 2003, Watson and Par filed ANDAs with the FDA to be approved as generics for AndroGel. In response to these ANDAs, Solvay filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. In 2006, all the subject companies reached an agreement pursuant to which Watson and Par agreed not to bring a generic to Androgel to the market until August 2015. During this time frame, Solvay, Watson and Par will co-promote AndroGel. In January 2009, the FTC and the State of California filed lawsuits against Watson and Par in the United States District Court for the Central District of California alleging that their respective 2006 patent lawsuit settlements with Solvay related to AndroGel are unlawful. Any generic for AndroGel will not be a generic for Testim, since Testim is BX rated (or non-substitutable) with AndroGel.

In October 2008, we and our licensor, CPEX, received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of ’968 Patent. The ’968 Patent, which Bentley assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith, and we intend to take legal and regulatory actions in defense of Testim and the ’968 Patent, including enforcement of our intellectual property rights and approved labeling. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. Should Upsher-Smith receive an approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor.

Other pharmaceutical companies may develop generic versions of any products that we commercialize that do not infringe our patents or other proprietary rights. Governmental and other cost containment pressures may result in physicians writing prescriptions for these generic products.

Future Delivery Options

In addition to potential generic competition, several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. and the rest of the world. Based on publicly available information, we believe that these products are in the development phases noted below.

Phase III—Indevus Pharmaceuticals, Inc. (“Indevus”) has licensed a long acting testosterone injection that is currently marketed in Europe under the trade name Nebido™. In June 2008, Indevus announced that the FDA would require additional safety data before the FDA would further review the NDA for Nebido. In September 2008, Indevus announced that it had reached agreement with the FDA relative to the additional safety data and risk management strategy that would lead to resubmission (complete response) of the NDA for Nebido in the first quarter of 2009. Indevus intends to submit its NDA for Nebido in the first half of 2009. As a result, we believe that the earliest that Nebido could now enter the market would be the first half of 2010. Endo Pharmaceuticals Inc. has agreed to purchase Indevus. It is not known whether this will have any impact on the resubmission of the NDA. Ardana Plc (“Ardana”), a U.K. company, was developing a testosterone cream for the U.S. market that failed a pivotal phase III study. In June 2008, Ardana ceased operations and appointed administrators to sell the company and/or its assets. ProStrakan Group Plc (“ProStrakan”) is developing a 2% testosterone gel that completed phase III in the second quarter of 2008 under a Special Protocol Assessment. ProStrakan publicly indicated that this would result in a submission to the FDA in late 2008 for a potential mid-2009 approval. However, this submission date has not been achieved and their future plans are not clear at this time. BioSante Pharmaceuticals/Teva Pharmaceutical Industries Ltd. are developing a testosterone gel (Bio-T-Gel) for male hypogonadism. Acrux Limited is developing a metered-dose lotion which entered phase III in the second quarter of 2008, with results targeted for the third quarter of 2009, and FDA submission targeted for the fourth quarter of 2009.

Phase II—Clarus Therapeutics, Inc. is developing an oral testosterone which is in phase II.

Other—Another potential introduction into the marketplace is an oral therapy, called Androxal, from Repros Therapeutics, Inc. (“Repros”). This molecule is designed to restore normal testosterone production in males rather than externally replacing testosterone like the current alternatives. However, Repros has been informed by the FDA that testosterone levels or Quality of Life measures will not be acceptable endpoints for phase III trials for hypogonadism. Hence, Repros is considering other potential indications. MacroChem Corporation has developed a testosterone gel that has completed phase I and is currently looking for a partner to assist with entering phase II development. Other new treatments are being sought for TRT, including a new class of drugs called Selective Androgen Receptor Modulators (“SARMs”) as well as enhanced hydroalcoholic gel formulation of hydrotestosterone. These products are in development and their future impact on the treatment of testosterone deficiency is unknown. Lipocine Inc. is also developing an oral androgen product that we believe is in phase I at this time.

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

We have received marketing approval for Testim for the indication of hypogonadism in the U.S., the U.K., Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain and Sweden. Approval in the specified European countries was via the Mutual Recognition Procedure. In May 2006, we received marketing approval for Testim in Canada. In Europe, Testim has been launched in Belgium, Denmark, Finland, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden, and the U.K. In December 2007, Ipsen notified Auxilium that a decision was made (for non-safety reasons) to withdraw Testim from the market in Denmark, Finland, and Sweden. In November 2008, we agreed with Ipsen to terminate the Ipsen Agreement and transfer the European marketing approvals from Ipsen to Ferring.

None of our other product candidates has received marketing approval.

U.S. Government Regulation

In the U.S., the FDA regulates drugs under various laws including the Federal Food, Drug, and Cosmetic Act and implementing regulations. If we fail to comply with the applicable requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include:

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

The steps required before a drug may be marketed in the U.S. include:

•	preclinical laboratory tests, animal studies, formulation, and stability studies;

•	submission to the FDA of an investigational new drug exemption (“IND”) which must become effective before human clinical trials may begin;

•	execution of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication for which approval is sought;

•	demonstrating that a well-controlled and reproducable production process is in place;

•	submission to the FDA of a NDA or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP; and

•	FDA review and approval of the NDA or BLA, or any supplements thereto, including, if applicable, a determination of its controlled substance schedule.

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

Assuming successful completion of the required clinical trial, drug developers submit the results of preclinical studies and clinical trials, together with other detailed information including information on the chemistry, manufacture and control of the product, to the FDA, in the form of an NDA or BLA, requesting approval to market the product for one or more indications. In most cases, the NDA/BLA must be accompanied by a substantial user fee. The FDA reviews an NDA/BLA to determine, among other things, whether a product is safe and effective for its intended use. FDA can determine that a risk evaluation and mitigation strategy (“REMS”) is necessary to ensure that the benefits of the drug outweigh its risks. The REMS includes periodic assessments of the strategy and can include potential patient and healthcare providers communications plan, training obligations, monitoring, registries and other elements to ensure the drug will be used safely.

Before approving an application, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve the application unless cGMP compliance is satisfactory. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission in the form of a Complete Response Letter and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the application by issuing a “not approvable” letter.

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

If the FDA approves the NDA or BLA, the drug can be marketed to physicians to prescribe in the U.S. After approval, the drug developer must comply with a number of post-approval requirements, including delivering periodic reports to the FDA (i.e., annual reports), submitting descriptions of any adverse reactions reported, field alert reports, biological product deviation reporting, and complying with drug sampling and distribution requirements. The holder of an approved NDA/BLA is required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP which imposes procedural and documentation requirements relating to manufacturing, quality assurance and quality control. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional studies to evaluate long-term effects.

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

The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills on some kinds of pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Testosterone, the active drug substance in Testim, has been scheduled under the Controlled Substances Act as a Schedule III substance. All regular Schedule III drug prescriptions must be signed by a physician and may not be refilled. Furthermore, the amount of Schedule III substances we can obtain for clinical trials and commercial distribution is limited by the Drug Enforcement Agency (“DEA”), and our quota may not be sufficient to complete clinical trials or meet commercial demand, if any. In addition to federal scheduling, Testim is subject to state-controlled substance regulation and may be placed in more restrictive schedules than those determined by the DEA and the FDA. However, to date, with the exception of the State of New York, which has given testosterone a schedule II classification, testosterone has not been placed in a more restrictive schedule by any state.

Foreign Regulation

Whether or not we obtain FDA approval for a product, we must obtain approval of a clinical trial or product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country’s regulations, clinical trials conducted outside of the U.S. typically are administered with the three-phase sequential process that is discussed above under “U.S. Government Regulation”. The foreign equivalent of an IND, a Clinical Trial Application (“CTA”), is a prerequisite to performing pilot studies or phase I clinical trials in certain European countries.

Under E.U. regulatory systems, we may submit marketing authorization applications either under centralized or decentralized procedures. The centralized procedure which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all E.U. member states. Two decentralized procedures exist as alternatives for approval of products that are not obligated to be submitted by the centralized procedure. The first is the Mutual Recognition procedure (“MRP”) which provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization for a product may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. The second procedure, the Decentralized Procedure, was established in 2005. This procedure is available to products that have not been approved anywhere in the E.U. The application is submitted simultaneously in the reference member state chosen by the applicant and as desired by applicant. The reference member state carries out the main assessment and consults with the other member states during the process. Like the MRP, approval via this process results in national marketing approvals in the territories where scientific approval was received. All products, irrespective of the route of filing, are afforded 10 years of market exclusivity and eight years of data protection. An additional year of market exclusivity, providing a total of 11 years of market exclusivity, may be obtained for products on approval of an additional indication where that indication represents a significant clinical benefit and significant pre-clinical or clinical studies were carried out in support of the additional indication.

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

Physician Self-Referral Laws. We also may be subject to federal and/or state physician self-referral laws. Federal physician self-referral legislation (the “Stark law”) prohibits, subject to certain exceptions, a physician from referring Medicare or Medicaid patients to an entity to provide designated health services, including, among other things, certain radiology and radiation therapy services and clinical laboratory services in which the physician or a member of his immediate family has an ownership or investment interest or has entered into a compensation arrangement. The Stark law also prohibits the entity receiving the improper referral from billing any good or service furnished pursuant to the referral. The penalties for violations include a prohibition on payment by these government programs and civil penalties for participation in a circumvention scheme. Various state laws also contain similar provisions and penalties.

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

An increasing number of states are passing legislation requiring the reporting and disclosure of gifts or other value given to health care providers, the disclosure of certain advertising and promotion expenditures, the disclosure of product pricing information, the licensing of sales representatives, the adoption of codes of conduct that meet state requirements and the posting of our compliance plan on our Web site.

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

Third-party Reimbursement and Pricing Controls

In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors increasingly are challenging the prices charged for medical products and services and implementing other cost containment mechanisms. It is, and will be, time consuming and expensive for us to go through the process of maintaining or seeking reimbursement to the consumer for our products from Medicaid, Medicare and private payors. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis, potentially resulting in contract changes with these major accounts. The Medicare Prescription Drug and Modernization Act of 2003 imposes requirements for the distribution and pricing of prescription drugs through Medicare which may affect the marketing of our products. We elected to participate in the Medicare Part D program at the beginning of 2006. The impact that this program will have on Testim may take more time to determine as the competitive environment develops.

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

Patents and Proprietary Rights

Our success will depend in part on our ability to protect our existing products and the products we acquire or in-license by obtaining and maintaining a strong proprietary position both in the U.S. and in other countries. To develop and maintain such a position, we intend to continue relying upon patent protection, trade secrets, know-how, continuing technological innovations and licensing opportunities. In addition, we intend to seek patent protection whenever appropriate for any products or product candidates and related technology we develop or acquire in the future.

TESTIM. We have licensed the underlying technology for Testim, our only approved product, from CPEX. The patents and patent applications that we license from CPEX for Testim cover methods, compositions and formulations for administering drugs, such as testosterone, across the skin and mucus membranes. In the U.S., there is a method of use patent that expires in January 2025. CPEX has filed continuation and divisional applications with the USPTO which may provide us with further market protection if a patent or patents issue from any of these applications. In Canada, there are two patents covering Testim, one that expires in January 2010 and another that expires in April 2023. The patent recently issued by the European Patent Office covering Testim expires in April 2023. CPEX also has submitted a patent application in Japan that is awaiting examination. All of these patents and any patents that issue from the pending applications are included in the CPEX License. Testosterone, the active ingredient in Testim, does not have patent protection and is included in competing TRT products.

In October 2008, we and our licensor, CPEX, received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of ’968 Patent. The ’968 Patent, which Bentley assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith (the “Upsher-Smith Litigation”), and we intend to take legal and regulatory actions in defense of Testim and the ’968 Patent, including enforcement of our intellectual property rights and approved labeling. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. Should Upsher-Smith receive an approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor. We have incurred, and will continue to incur, costs related to the Upsher-Smith Litigation and may incur costs related to any other legal and regulatory actions that we may undertake. The Upsher-Smith Litigation could result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ’968 Patent or that the ‘968 Patent is invalid and/or unenforceable. An adverse outcome in the Upsher-Smith Litigation or any such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ’968 Patent in January 2025. Since Testim is currently our only marketed product, the introduction of a generic version could have a material adverse affect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

XIAFLEX. We licensed XIAFLEX, our product candidate for the treatment of Dupuytren’s, Peyronie’s, and Frozen Shoulder syndrome, from BioSpecifics. In addition to the marketing exclusivity which comes with its orphan drug status in the U.S. as a treatment for Dupuytren’s and Peyronie’s, the enzyme underlying this product candidate is covered by two use patents in the U.S., one for the treatment of Dupuytren’s and one for the treatment of Peyronie’s. The Dupuytren’s patent expires in 2014, and the Peyronie’s patent expires in 2019. Both patents are limited to the use of the enzyme for the treatment of Dupuytren’s and Peyronie’s within certain dose ranges. While we believe that trials in Peyronie’s will demonstrate that effective dosing will fall within the patented range, currently, there is not enough data to establish whether the ultimate approved product will be covered by the patents. While XIAFLEX does not have orphan drug status for any indication in Europe, foreign patents cover these products in certain countries, and on approval of XIAFLEX for a first indication in Europe, we expect the product will benefit from 10 years of market exclusivity and 8 years of data exclusivity. We may obtain an additional year of market exclusivity if the regulatory authorities approve an additional indication that they determine to represent a significant clinical benefit.

In January 2005, a patent application was filed with regard to XIAFLEX for the treatment of Frozen Shoulder syndrome. If this patent is granted, it would expire in 2026. In January 2006, we filed a patent application with regard to the composition and manufacturing process for XIAFLEX; if this patent is granted, it would expire in January 2027.

TRANSMUCOSAL FILM TECHNOLOGY. We have licensed the transmucosal film technology for our overactive bladder and pain product candidates from PharmaForm. The issued U.S. patent that we license from PharmaForm expires in 2020. We have filed three patent applications covering this technology, and if patents issue from these applications, they would expire in 2027.

The scope of the intellectual property rights held by pharmaceutical firms involves complex legal, scientific and factual questions and consequently is generally uncertain. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a result, we do not know whether any of our current patent applications, or the products or product candidates we develop, acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because patent applications in the U.S. and some other jurisdictions are sometimes maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the USPTO or a foreign patent office to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued and challenged, in a court of competent jurisdiction would be found valid or enforceable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

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

The FDA granted orphan drug status to XIAFLEX in the U.S. for each of the treatments of Dupuytren’s and Peyronie’s. The designations for the treatment of Dupuytren’s and Peyronie’s have been transferred to us. Orphan drug status means that, if XIAFLEX is the first product to receive FDA approval for the orphan indications, another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to seven years in the U.S.

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

If an ANDA applicant were to file a paragraph IV certification under the Hatch-Waxman Act in connection with the submission to the FDA of an ANDA for approval of a generic version of any of our products for which we believed we held a valid patent, then we could initiate a lawsuit against the applicant claiming patent infringement and defending the relevant patent’s validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA for a generic version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA within 45 days of receiving the paragraph IV certification. If a court found that one of our patents was invalid or not infringed, then the FDA would be permitted to approve the competitor’s ANDA resulting in a competitive generic product. In the event that the FDA did not grant the 30 month stay, FDA would be permitted to approve the competitor’s ANDA; however, we could engage in legal proceedings, such as an injunction, to attempt to preclude the generic competitor from entering the market during the pendency of the patent litigation, but we may not prevail in which event the competitor could enter the market, despite the ongoing patent litigation.

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

Employees

As of December 31, 2008, we had approximately 340 employees. We believe that our relations with our employees are good, and we have no history of work stoppages. Generally, our employees are at-will employees. However, we have entered into employment agreements with certain of our executive officers.

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

Our Internet Web site address is www.auxilium.com. We make available free of charge through our Web site’s “For Investors” page most of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information. These reports and information are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

Risks Related to Our Financial Results and Need for Additional Financing

We incurred significant losses since our inception and may not achieve profitability in the foreseeable future.

We have incurred significant losses since our inception, including net losses of $46.3 million for the twelve months ended December 31, 2008. As of December 31, 2008, we had an accumulated deficit of $270.5 million. We expect to continue to incur substantial expenses as we:

•	market and sell Testim®, our only approved product, through our sales force;

•

develop XIAFLEX™ (clostridial collagenase for injection), our product candidate for the treatment of Dupuytren’s contracture (“Dupuytren’s”, Peyronie’s disease (“Peyronie’s”) and Adhesive Capsulitis (“Frozen Shoulder syndrome”); AA4010, our overactive bladder transmucosal film product candidate; and our Fentanyl transmucosal film product candidate and any other product candidates that we license or acquire;

•	develop, and subsequently maintain, our manufacturing processes at scale;

•	seek regulatory approval for our product candidates;

•	prepare for the launch of and commercialize any of our product candidates that receive marketing approval or any approved products that we acquire or in-license; and

•	acquire or in-license new technologies or development stage or approved products.

Accordingly, we expect to continue to incur substantial additional losses through the potential approval and successful launch of XIAFLEX for Dupuytren’s. In order to achieve and maintain profitability, we will need to generate significantly greater revenues from Testim and obtain marketing approval and successfully launch XIAFLEX for Dupuytren’s. If we fail to achieve profitability within the time frame expected by investors, the value of our common stock may decline substantially.

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

•

successfully developing, obtaining marketing approval for and manufacturing or having manufactured our current product candidates, including XIAFLEX for the treatment of Dupuytren’s, Peyronie’s, and Frozen Shoulder syndrome, AA4010 for the treatment of overactive bladder and our Fentanyl transmucosal film product candidate;

•	successfully identifying and developing new product candidates;

•	effectively commercializing any approved product candidates that we develop, including XIAFLEX or any approved products that we acquire;

•	responding to competitive pressures from other businesses, including the launch of any products, including generics, that compete with Testim in the treatment of hypogonadism;

•	identifying and negotiating favorable agreements with third parties for the manufacture, distribution and marketing and sales of our approved products; and

•	effectively managing our relationships with vendors and third parties.

All of our revenues to date have been generated from the sale of Testim or out-licensing of Testim and XIAFLEX, and, if these revenues do not grow, and we cannot commercialize new products, we will not become profitable.

Our only product with marketing approval is Testim and our product revenues to date have been generated solely from the sale of Testim and out-licensing of Testim and XIAFLEX. Until such time as we develop, acquire or in-license additional products that are approved for marketing, we will continue to rely on Testim for all of our revenues. Accordingly, our success depends significantly on our ability to increase sales of Testim. Our sales and marketing efforts may not be successful in increasing prescriptions for Testim. Sales of Testim are subject to the following risks, among others:

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

For the foreseeable future, if we are unable to grow Testim sales and out-licensing revenues, obtain approval for XIAFLEX, successfully launch XIAFLEX and grow its sales, we will be unable to increase our revenues or achieve profitability and we may be forced to delay or change our current plans to develop other product candidates.

If our cash resources and interest are not sufficient, we may be required to limit, scale back or cease our operations.

Based on our current plan, we believe that our existing cash resources, interest on these funds and short-term milestones from licensing activities will be sufficient to meet our anticipated operating requirements until such time as we are profitable. Our future funding requirements will depend on many factors, including:

•

Testim market acceptance, sales growth and the impact of the abbreviated new drug application (“ANDA”) filed by Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim, including the cost of pursuing all available legal and regulatory options in defense of Testim;

•	our ability to realize sales efficiency and effectiveness of our sales force;

•	growth of the overall androgen market which may be influenced by the sales and marketing efforts of our competitors;

•	entry into the marketplace of competitive products;

•	third-party payor coverage and reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the accuracy of market research regarding the commercial potential of XIAFLEX for a particular indication and any of our product candidates;

•	the market acceptance and sales growth of XIAFLEX for a particular indication and any of our product candidates upon regulatory approval;

•	the costs of supplying and commercializing XIAFLEX and any of our product candidates;

•	increased administrative costs to support a growing infrastructure;

•	acquisition of a company or in-licensing costs;

•	the effect of competing technological and market developments;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•

the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including costs associated with the matter of Auxilium Pharmaceuticals, Inc. and CPEX Pharmaceuticals, Inc. vs. Upsher-Smith Laboratories, Inc. filed on December 2008 in the United States District Court for the District of Delaware (the “Upsher-Smith Litigation”);

•	the extent to which we acquire or invest in businesses, products and technologies; and

•	the timing of payment of milestones from licensing activities.

These factors could result in variations from our currently projected operating and liquidity requirements. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to borrow money or sell additional equity or debt securities. We may not be able to borrow money on commercially reasonable terms, particularly in light of the recent global economic crisis which has caused significant volatility in the credit and equity market. Moreover, the terms of the sale of any equity or debt securities may not be acceptable to us and could result in substantial dilution of your investment. If we are unable to obtain this additional financing, we may be required to:

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

Variations in our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. We are a relatively new company and our sales prospects are uncertain. We have been selling Testim, our only approved product, since the first quarter of 2003 and cannot predict with certainty the timing or level of sales of Testim in the future. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under these “Risk Factors,” specific factors that may cause fluctuations in our operating results include:

•	demand and pricing for Testim, including any change in wholesaler purchasing patterns or cost structures for our products or their services;

•	growth of the overall androgen market which may be influenced by the sales and marketing efforts of our competitors;

•	prescription levels relating to physician and patient acceptance of, and prescription costs for, Testim or any of our future products;

•	government or private healthcare reimbursement policies;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	introduction of competing products, including generics;

•	any interruption in the manufacturing or distribution of Testim or any of our future products;

•	the timing and results of clinical trials for our product candidates;

•	the costs incurred in the manufacture of Testim and our product candidates;

•	our operating expenses, many of which are relatively fixed;

•	timing and costs associated with any new product or technology acquisitions we may complete;

•	variations in our rates of product returns, allowances and rebates and discounts;

•	Pfizer’s performance under the license agreement for XIAFLEX; and

•	milestone payments.

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

As of December 31, 2008, we held $4.6 million par value of taxable auction rate securities (“ARS”), which are classified as long-term investments and reported at a fair value of $3.4 million. These investments are private placement securities with long-term stated maturities for which interest rates are reset through a “Dutch” auction every 28 or 35 days. They carry AAA/Aaa ratings and are backed by student loans which carry guarantees as provided under the Federal Family Education Loan Program of the U.S. Department of Education. The Dutch auctions have in the past provided a liquid market for these types of securities. With the liquidity issues experienced in global credit and capital markets, auctions of all the ARS we hold experienced failed auctions, beginning on February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. If the uncertainties in the credit and capital market continue, these markets deteriorate further or there are ratings downgrades on any of the ARS we hold, we may be required to recognize an impairment charge to earnings, if the decline in the value of these securities is assessed to be “other than temporary” under Statement of Financial Accounting Standard (“SFAS”) No.115, Accounting for Certain Investments in Debt and Equity Securities. Further, we may not be able to liquidate these investments until successful auctions occur, a buyer outside the auction process is found, the issuer calls these debt securities, or the securities mature.

The effects of the recent global economic crisis may impact our business, operating results or financial condition.

U.S. and foreign markets have recently experienced historic dislocations and liquidity disruptions which have caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example:

•

current or potential customers may be unable to fund purchases, which could cause them to delay, decrease or cancel purchases of our products or to not pay us or to delay paying us for previously purchased products;

•	current or potential patients may be unable or unwilling to pay for pharmaceutical prescriptions; and

•	third-party manufacturers and service providers may be unable to provide contracted goods or services.

In addition, financial institution failures may make it difficult either to obtain financing for potential operating needs or for investing activities, including the financing of any future acquisitions. Also, our investment policy, which includes short-term debt securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

Risks Related to Development of Our Product Candidates

We may not be able to develop product candidates into viable commercial products, which would impair our ability to grow and could cause a decline in the price of our stock.

The process of developing product candidates involves a high degree of risk and may take several years. Product candidates may fail to reach the market for several reasons, including:

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

Clinical trials that we may conduct may not begin on time or may need to be restructured or temporarily suspended after they have begun. Clinical trials can be delayed or may need to be restructured for a variety of reasons, including delays or restructuring related to:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	obtaining an investigational new drug exemption (“IND”), or other regulatory approval to commence a clinical trial;

•	timing of responses required from regulatory authorities;

•	negotiating acceptable clinical trial agreement terms with prospective investigators or trial sites;

•	obtaining institutional review board, or equivalent, approval to conduct a clinical trial at a prospective site;

•	recruiting subjects to participate in a clinical trial;

•	competition in recruiting clinical investigators;

•	shortage or lack of availability of clinical trial supplies from external and internal sources;

•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

•	the placement of a clinical hold on a study;

•	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion;

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial; and

•	manufacturing issues associated with clinical supplies.

Prior to commencing clinical trials in the U.S., we must have an effective IND for each of our product candidates. An IND has been filed and is effective for XIAFLEX for the treatment of Dupuytren’s, XIAFLEX for the treatment of Peyronie’s, and XIAFLEX for the treatment of Frozen Shoulder syndrome; however, INDs have not been filed for AA4010 or our Fentanyl transmucosal film product candidate. We will not be able to commence clinical trials in the U.S. for these product candidates until we file, and the FDA fails to object to, an IND for each candidate. The foreign equivalent of an IND, a Clinical Trial Application (“CTA”) is a prerequisite to performing pilot studies or phase I clinical trials in many European countries. A CTA has been filed in select European countries and is effective for XIAFLEX for the treatment of Dupuytren’s.

We have five projects in clinical development, specifically XIAFLEX for the treatment of Dupuytren’s, Peyronie’s and Frozen Shoulder syndrome, Fentanyl transmucosal film and AA4010. Completion of clinical trials for each product candidate will be required before commercialization. In December 2006, we suspended the dosing of patients in our ongoing phase III trials for XIAFLEX for the treatment of Dupuytren’s because of an issue related to the manufacture of clinical supplies of XIAFLEX and, as a result, the FDA placed a clinical hold on our XIAFLEX trials for the treatment of Dupuytren’s and Peyronie’s. The FDA lifted the clinical hold in August 2007 and cleared us to resume our XIAFLEX trials. With regard to the development of XIAFLEX for the treatment of Peyronie’s, the FDA required that certain additional pre-clinical studies be completed prior to the initiation of the phase IIb study or any other human study for Peyronie’s which resulted in a delay in commencement of our phase IIb study. We have completed these pre-clinical studies and completed patient enrollment in the U.S. phase IIb trial of XIAFLEX for the treatment of Peyronie’s. If we experience delays in, or termination of, clinical trials, or fail to enroll patients in clinical trials in a timely manner, or if the cost or timing of the regulatory approval process increases, our financial results and the commercial prospects for our product candidates will be adversely impacted. In addition, our product development costs would increase and our ability to generate additional revenue from new products could be impaired.

Adverse events or lack of efficacy in our clinical trials may force us to stop development of our product candidates, prevent regulatory approval of our product candidates, or impact our existing products which could materially harm our business.

Patients participating in the clinical trials of our product candidates may experience serious adverse health events. A serious adverse health event includes death, a life-threatening condition, hospitalization, disability, congenital anomaly, or a condition requiring intervention to prevent permanent impairment or damage. The occurrence of any of these events could interrupt, delay, suspend or halt clinical trials of our product candidates and could result in the FDA, or other regulatory authorities, denying approval of our product candidates for any or all targeted indications. Also, the occurrence of any of these events could impact our existing products. An institutional review board or independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. Our product candidates may prove not to be safe for human use. Any delay in the regulatory approval of our product candidates could increase our product development costs and allow our competitors additional time to develop or market competing products. If our product candidates do not receive the necessary regulatory approval, we may remain reliant on sales of Testim as our sole source of revenue. The safety of XIAFLEX was assessed in 1,082 subjects who received at least one injection of XIAFLEX in over 2,600 joints. The most common adverse events were related to the injection or the subsequent procedure to disrupt the cord. These reactions were mild to moderate in intensity, and occurred within approximately four weeks of injection. The reactions generally resolved without intervention within approximately four weeks. The most frequently reported adverse events included peripheral edema, contusion, injection site reaction, injection site hemorrhage, and pain in extremity. In the clinical studies there were four serious adverse events related to the effect of XIAFLEX on collagen. There were three cases of tendon rupture and one case of pulley injury reported in patients who received XIAFLEX during the clinical development program.

Our failure to successfully in-license or acquire additional technologies, product candidates or approved products could impair our ability to grow.

We intend to in-license, acquire, develop and market additional products and product candidates so that we are not solely reliant on sales from Testim and any approved product candidates for our revenues. Because we have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products or technologies to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates, products and technologies. To date, we have in-licensed the formulation technology underlying Testim from CPEX, the transmucosal film technology underlying AA4010 and our Fentanyl transmucosal film product candidate from PharmaForm, and the enzyme underlying XIAFLEX from BioSpecifics.

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

Since our inception, we have acquired the underlying technology for Testim and all of our product candidates through in-licensing arrangements. The underlying technology for Testim was licensed from CPEX. The transmucosal film technology underlying AA4010 and the pain product candidates was licensed from PharmaForm. XIAFLEX, our product candidate for Dupuytren’s, Peyronie’s and Frozen Shoulder syndrome, was licensed from BioSpecifics. One of our strategies for business expansion is the acquisition of additional products and product candidates. We may attempt to acquire these product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. If we undertake an acquisition, the process of integrating any newly acquired business, technology, service or product into our existing operations could be expensive and time consuming and may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials or not reaching its forecasted commercial potential. We may fund any future acquisition by issuing equity or debt securities, which could dilute your ownership percentage or limit our financial or operating flexibility as a result of restrictive covenants related to new debt. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed. If we are unable to acquire and successfully integrate product candidates through in-licensing or the acquisition of businesses, services or products, we may remain reliant solely on Testim sales for revenue. In pursuing our acquisition strategy, we may expend significant management time, consulting costs and legal expenses without consummating a transaction.

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

Testosterone is listed by the U.S. Drug Enforcement Agency (“DEA”) as a Schedule III substance under the Controlled Substances Act of 1970. The DEA classifies substances as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Our pain transmucosal film product candidates may also involve the use of scheduled substances. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures. For example, all regular Schedule III drug prescriptions must be signed by a physician and may not be refilled. Furthermore, the amount of Schedule III substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand, if any.

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

Other than Testim, all of our other product candidates are in preclinical or clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. An IND has been filed and is effective for XIAFLEX for the treatment of Dupuytren’s, XIAFLEX for the treatment of Peyronie’s, and XIAFLEX for the treatment of Frozen Shoulder syndrome; however, INDs have not been filed for AA4010 or our pain transmucosal film product candidate. The regulatory approval process typically is extremely expensive, takes many years and the timing or likelihood of any approval cannot be accurately predicted. The foreign equivalent of an IND, a CTA, is a prerequisite to performing pilot studies or phase I clinical trials in many European countries. A CTA has been filed in select European countries and is effective for XIAFLEX for the treatment of Dupuytren’s.

As part of the regulatory approval process, we must conduct preclinical studies and clinical trials for each product candidate to demonstrate safety and efficacy. The number of preclinical studies and clinical trials that will be required varies depending on the product candidate, the indication being evaluated, the trial results and regulations applicable to any particular product candidate. The safety of XIAFLEX was assessed in 1,082 subjects who received at least one injection of XIAFLEX in over 2,600 joints. The most common adverse events were related to the injection or the subsequent procedure to disrupt the cord. These reactions were mild to moderate in intensity, and occurred within approximately four weeks of injection. The reactions generally resolved without intervention within approximately four weeks. The most frequently reported adverse events included peripheral edema, contusion, injection site reaction, injection site hemorrhage, and pain in extremity. In the clinical studies there were four serious adverse events related to the effect of XIAFLEX on collagen. There were three cases of tendon rupture and one case of pulley injury reported in patients who received XIAFLEX during the clinical development program.

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

If testosterone replacement therapies are perceived, or are found, to create health risks, our sales of Testim may decrease and our operations may be harmed.

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

Testim and any of our product candidates, if approved, may face competition from lower cost generic or follow-on products.

Testim is approved under the provisions of the U.S. Food, Drug and Cosmetic Act that render them susceptible to potential competition from generic manufacturers via the ANDA procedure. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the drug product.

The ANDA procedure includes provisions allowing generic manufacturers to challenge the effectiveness of the innovator’s patent protection long prior to the generic manufacturer actually commercializing their products through the paragraph IV certification procedure. In recent years, generic manufacturers have used paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue and to implicate drug products with even relatively small total revenues.

In October 2008, we and our licensor, CPEX, received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of ’968 Patent. The ’968 Patent, which Bentley assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith, and we intend to take legal and regulatory actions in defense of Testim and the ’968 Patent, including enforcement of our intellectual property rights and approved labeling. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. Should Upsher-Smith receive an approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor.

Biologics or “biotech drugs”, such as XIAFLEX if approved, are not currently considered susceptible to an abbreviated approval procedure, either due to current United States law or FDA practice in approving biologic products. However, the United States Congress is expected to continue to explore, and ultimately enact, legislation that would establish a procedure for the FDA to accept ANDA-like abbreviated applications for the approval of "follow-on," "biosimilar" or "comparable" biotech drugs. Such legislation has already been adopted in the European Union.

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

Other pharmaceutical companies may develop generic versions of any products that compete with our commercialized products or any of our products that do not infringe our patents or other proprietary rights, and, as a result, our business may be adversely affected. For example, because the ingredients of Testim are commercially available to third parties, it is possible that competitors may design formulations, propose dosages or develop methods of administration that would be outside the scope of the claims of one or more, or of all, of the patent rights that we in-license. This would enable their products to effectively compete with Testim. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products. Increased competition from the sale of competing generic pharmaceutical products could cause a material decrease in revenue from our products.

AndroGel

The primary competition for Testim in the TRT market is AndroGel, marketed by Solvay Pharmaceuticals, Inc. (“Solvay”). Solvay has the advantage of having launched AndroGel three years prior to Testim. Watson Pharmaceuticals, Inc. (“Watson”) began co-promoting AndroGel with Solvay in late 2006, and Par Pharmaceutical Companies, Inc. (“Par”) began co-promoting AndroGel in early 2007. Solvay and its co-promotion partners collectively have more than 600 sales representatives detailing AndroGel. In January 2009, the U.S. Federal Trade Commission (FTC) and the State of California filed lawsuits against Watson and Par in the United States District Court for the Central District of California alleging that their respective 2006 patent lawsuit settlements with Solvay related to AndroGel are unlawful. According to IMS, as of December 31, 2008, AndroGel accounted for 77.7% of the gel prescriptions, down from 78.5% in December, 2007. This resulted from AndroGel’s share declining each quarter in 2008, while Testim’s share of the gel market increased.

Other Delivery Options

Testim also competes with other TRTs such as short-acting injectables, patches, orals, a buccal tablet and injectable pellets. The injectables have maintained presence in the market due to the low cost compared to the transdermal options. There are also a significant number of patients who prefer getting a shot every two to three weeks instead of utilizing a daily application of another product. Physicians perceive the disadvantage of the injectables as being the fact that many patients’ testosterone levels rise past the normal barrier of 1000 ng/dl which leads to a wide flux of levels in a patient and the potential for side effects such as gynecomastia. Androderm® is a transdermal testosterone patch marketed by Watson. Androderm is the leading patch product and accounted for approximately 6.5% of total TRT prescriptions in December 2008. The number of Androderm prescriptions has decreased in the last year. The buccal therapy accounts less than 1% of total TRT prescriptions in December 2008. Testopel is an implantable testosterone pellet that is administered every four to six months.

Generic Competition

In July 2003, Watson and Par filed ANDAs with the FDA to be approved as generics for AndroGel. In response to these ANDAs, Solvay filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. In 2006, all the subject companies reached an agreement pursuant to which Watson and Par agreed not to bring a generic to Androgel to the market until August 2015. During this time frame, Solvay, Watson and Par will co-promote AndroGel. In January 2009, the FTC and the State of California filed lawsuits against Watson and Par in the United States District Court for the Central District of California alleging that their respective 2006 patent lawsuit settlements with Solvay related to AndroGel are unlawful. Any generic for AndroGel will not be a generic for Testim, since Testim is BX rated (or non-substitutable) with AndroGel.

In October 2008, we and our licensor, CPEX, received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of ’968 Patent. The ’968 Patent, which Bentley assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith, and we intend to take legal and regulatory actions in defense of Testim and the ’968 Patent, including enforcement of our intellectual property rights and approved labeling. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. Should Upsher-Smith receive an approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor.

Other pharmaceutical companies may develop generic versions of any products that we commercialize that do not infringe our patents or other proprietary rights. Governmental and other cost containment pressures may result in physicians writing prescriptions for these generic products.

Future Delivery Options

In addition to potential generic competition, several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. and the rest of the world. Based on publicly available information, we believe that these products are in the development phases noted below.

Phase III—Indevus Pharmaceuticals, Inc. (“Indevus”) has licensed a long acting testosterone injection that is currently marketed in Europe under the trade name Nebido™. In June 2008, Indevus announced that the FDA would require additional safety data before the FDA would further review the NDA for Nebido. In September 2008, Indevus announced that it had reached agreement with the FDA relative to the additional safety data and risk management strategy that would lead to resubmission (complete response) of the NDA for Nebido in the first quarter of 2009. Indevus has since changed the timing of the submission to the first half of 2009. As a result, we believe that the earliest that Nebido could now enter the market would be the first half of 2010. Endo Pharmaceuticals Inc. has agreed to purchase Indevus. It is not known whether this will have any impact on the resubmission of the NDA. Ardana Plc (“Ardana”), a U.K. company, was developing a testosterone cream for the U.S. market that failed a pivotal phase III study. In June 2008, Ardana ceased operations and appointed administrators to sell the company and/or its assets. ProStrakan Group Plc (“ProStrakan”) is developing a 2% testosterone gel that completed phase III in the second quarter of 2008 under a Special Protocol Assessment. ProStrakan publicly indicated that this would result in a submission to the FDA in late 2008 for a potential mid-2009 approval. However, this submission date has not been achieved and their future plans are not clear at this time. BioSante Pharmaceuticals/Teva Pharmaceutical Industries Ltd. are developing a testosterone gel (Bio-T-Gel) for male hypogonadism. Acrux Limited is developing a metered-dose lotion which entered phase III in the second quarter of 2008, with results targeted for the third quarter of 2009, and FDA submission targeted for the fourth quarter of 2009.

Phase II—Clarus Therapeutics, Inc. is developing an oral testosterone which is in phase II.

Other—Another potential introduction into the marketplace is an oral therapy, called Androxal, from Repros Therapeutics, Inc. (“Repros”). This molecule is designed to restore normal testosterone production in males rather than externally replacing testosterone like the current alternatives. However, Repros has been informed by the FDA that testosterone levels or Quality of Life measures will not be acceptable endpoints for phase III trials for hypogonadism. Hence, Repros is considering other potential indications. MacroChem Corporation has developed a testosterone gel that has completed phase I and is currently looking for a partner to assist with entering into phase II development. Other new treatments are being sought for TRT, including a new class of drugs called Selective Androgen Receptor Modulators (“SARMs”) as well as enhanced hydroalcoholic gel formulation of hydrotestosterone. These products are in development and their future impact on the treatment of testosterone deficiency is unknown. Lipocine Inc. is also developing an oral androgen product that we believe is in phase I at this time.

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

Our research and development activities and our commercial product, Testim, involve the use of testosterone and large amounts of alcohol which are classified as hazardous materials and chemicals. XIAFLEX, our product candidate for the treatment of Dupuytren’s, Peyronie’s and Frozen Shoulder syndrome, is a biologic product. Biologic products may present a manufacturing health hazard due to risk of infection with the bacterial cell line used to produce the product or with potential bacteriophage contamination with the fermentation. Although we believe that our safety procedures for using, storing, handling, manufacturing and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business and financial condition. To our knowledge, we have not been the subject of any investigation by any agency or authority for failure to comply with any rules or regulations applicable to hazardous materials or chemicals. We do not maintain specific insurance for the handling of biological, hazardous and radioactive materials. We have contracts with third-party providers for the storage and disposal of hazardous waste and believe that any claims against us in these areas would be the responsibility of these third parties. However, we may be held responsible for these claims despite the fact that we have contracted with third parties for the storage and disposal of hazardous waste. If we are exposed to these types of claims, we could be held responsible for liabilities that exceed our financial resources, which could severely affect our operations.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment. Although we leased our facility in Horsham in order to have direct control over the manufacturing of the active ingredient of XIAFLEX, for which we expect to be the sole supplier for commercial supply, we have limited experience in manufacturing XIAFLEX or any other pharmaceutical product. We may encounter difficulties with the manufacture of the active ingredient of XIAFLEX which could materially adversely affect our results of operations or delay or disrupt our development timelines for XIAFLEX. These problems may include:

•	our ability to develop and implement an internal manufacturing capability;

•	difficulties with production and yields, including scale-up and achieving adequate capacity for such supply;

•	availability of raw materials and supplies;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

Furthermore, our manufacturing operations expose us to a variety of significant risks, including:

•	product defects;

•	contamination of product or product loss;

•	environmental liabilities or claims resulting from our production process or contamination at our Horsham facility;

•	sudden loss of inventory;

•	reduction of the commercialization payments owed by Pfizer under our agreement and Pfizer gaining the right to engage a third party manufacturer for XIAFLEX;

•	Pfizer termination of the license agreement for breach of contract; and

•	inability to manufacture products at a cost that is competitive with third party manufacturing operations.

If we are unable to gain regulatory approval for XIAFLEX, we may not have an alternate use for our Horsham facility but will be required to make payments under our lease.

We have entered into a lease for our facility in Horsham, which expires on January 1, 2017. If we are unable to gain regulatory approval for XIAFLEX, we may not have an alternate use for the manufacturing facility but will be required to make payments under our lease. As of December 31, 2008, the total future minimum lease payments of this lease during its initial noncancellable term are approximately $24.9 million.

Our Horsham facility is subject to regulatory oversight, which may delay or disrupt our development and commercialization efforts for XIAFLEX.

We must ensure that all of the processes, methods, equipment and facilities employed in the manufacture of XIAFLEX at our Horsham facility are compliant with the current Good Manufacturing Practices (“cGMP”). The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance with cGMP requires record keeping and quality control to assure that the clinical and commercial product meets applicable specifications and other requirements. Our Horsham facility will be subject to inspection by regulatory agencies after the filing for approval of XIAFLEX with regulatory authorities. If an inspection by regulatory authorities indicates that there are deficiencies including non-compliance with regulatory requirements, we could be required to take remedial actions, stop production or close our Horsham facility, which would disrupt the manufacturing processes, limit the supplies of XIAFLEX and delay clinical trials and subsequent licensure. If we fail to comply with these requirements, we may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them.

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

We currently do not manufacture Testim or any of our product candidates, except for the active ingredient for XIAFLEX for which we expect to be the sole source of supply for the commercial supply. Hollister-Stier Laboratories LLC (“Hollister-Stier”) will fill and lyophilize the XIAFLEX bulk drug substance that we manufacture and will produce sterile diluent. Testim is manufactured for us by DPT, under a contract that expires on December 31, 2010. We have qualified a back-up supplier to manufacture Testim. Our transmucosal film product candidates are manufactured by PharmaForm.

The manufacture of pharmaceutical products requires significant expertise and capital investment. Hollister-Stier, DPT, our back-up supplier for Testim, or any other third-party manufacturer may encounter difficulties in production. These problems may include:

•	difficulties with production costs and yields;

•	availability of raw materials and supplies;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

Hollister-Stier, DPT, PharmaForm, or any of our other third-party manufacturers may not perform as agreed or may terminate its agreement with us, which would adversely impact our ability to produce and sell Testim or our ability to produce XIAFLEX or other product candidates for clinical trials. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of Testim or any of our product candidates on acceptable terms, if at all, which would materially impair our business.

In December 2006, we suspended the dosing of our ongoing phase III trials for XIAFLEX for the treatment of Dupuytren’s in response to an issue related to the manufacture of clinical supplies and, as a result, the FDA placed these trials on clinical hold. The FDA lifted the clinical hold in August 2007 and cleared us to resume our XIAFLEX trials. While we believe that we have taken all appropriate remedial measures to address this issue, we cannot assure you that we will not encounter similar or other issues related to the manufacture of our products and product candidates.

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

Third-party manufacturers of our products or product candidates must ensure that all of the processes, methods and equipment are compliant with cGMP, and conduct extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance by third-party manufacturers with cGMP requires record keeping and quality control to assure that the product meets applicable specifications and other requirements. Manufacturing facilities are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies, third-party manufacturers could be required to take remedial actions, stop production or close the facility, which would disrupt the manufacturing processes and limit the supplies of Testim or our product candidates. If they fail to comply with these requirements, we also may be required to curtail the clinical trials of our product candidates, which are also supplied by these manufacturers, and may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them.

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

As an organization, we have a limited history in sales, marketing and distribution. To directly market and distribute Testim, XIAFLEX, if approved, or any of our product candidates which receive regulatory approval, we must continue to enhance our sales and marketing efforts and our distribution capabilities. For our direct sales efforts, we will need to hire additional salespeople in order to grow and manage any turnover that occurs in our sales force. For some market opportunities, we may need to enter into co-promotion agreements or other licensing arrangements with pharmaceutical or biotechnology firms in order to increase the commercial success of our products.

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

Risks Related to Collaborators

We are dependent upon our collaborative relationship with Pfizer to further develop and commercialize XIAFLEX. There may be circumstances that delay or prevent Pfizer’s ability to develop and commercialize XIAFLEX.

In December 2008, we entered into a development, commercialization and supply agreement with Pfizer (the Pfizer Agreement”) wherein we granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAFLEX for the treatment of Peyronie’s and Dupuytren’s in 27 member countries of the European Union, as well as certain other Eurasian countries (the “Pfizer Territory”). Under our agreement Pfizer is solely responsible for regulatory approval, and commercialization, of XIAFLEX in the Pfizer Territory, so we are entirely dependent on Pfizer for the successful completion of those activities.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Pfizer, including:

•	adverse decisions by Pfizer regarding the amount and timing of resource expenditures for the development and commercialization of XIAFLEX;

•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy;

•	the right of Pfizer to terminate its collaboration agreement with us on limited notice upon the occurrence of certain defined events;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	withdrawal of support by Pfizer following change of Pfizer corporate strategy or due to competing priorities;

•	changes in key management personnel at Pfizer that are members of the collaboration’s various operating committees; and

•	possible disagreements with Pfizer regarding the collaboration agreement or ownership of proprietary rights.

Due to these factors and other possible disagreements with Pfizer, we may be delayed or prevented from further developing, manufacturing or commercializing XIAFLEX in the Pfizer Territory, or we may become involved in litigation or arbitration, which would be time consuming and expensive.

The term of the Pfizer Agreement extends, on a country by country basis, until the latest of (i) the date in which XIAFLEX is no longer covered by a valid patent claim in such country, (ii) the 15th anniversary of the first commercial sale by Pfizer of XIAFLEX in a given country and (iii) entry of a generic with respect to XIAFLEX in such country. Pfizer can terminate upon the occurrence of certain defined events. If Pfizer were to unilaterally terminate, we would need to undertake development and marketing activities for XIAFLEX in the Pfizer Territory solely at our own expense and/or seek another partner for some or all of these activities in the Pfizer Territory. If we pursued these activities in the Pfizer Territory on our own, it would significantly increase our capital and infrastructure requirements, and might limit the indications we are able to pursue and could prevent us from effectively developing and commercializing XIAFLEX. If we sought to find another pharmaceutical company partner for some or all of these activities, we may not be successful in such efforts, or they may result in a collaboration that has us expending greater funds and efforts than our current relationship with Pfizer.

In general, we cannot control the amount and timing of resources that Pfizer may devote to our collaboration. If Pfizer fails to assist in the further development or the commercialization of XIAFLEX, or if Pfizer’s efforts are not effective, our business may be negatively affected. We are relying on Pfizer to obtain regulatory approvals for and successfully commercialize XIAFLEX in the Pfizer Territory. Our collaboration with Pfizer may not be successful. If Pfizer ceases developing and commercializing XIAFLEX, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for XIAFLEX or our other product candidates. If we and Pfizer cannot agree on the development plan for XIAFLEX, development and commercialization progress could be significantly delayed or halted.

We are dependent on the efforts of Pfizer to market and promote XIAFLEX.

Under the Pfizer Agreement, Pfizer will exclusively promote XIAFLEX in the Pfizer Territory, and we have only a limited ability to direct Pfizer in its commercialization of XIAFLEX in the Pfizer Territory. We are thus solely dependent on Pfizer to successfully promote XIAFLEX to physicians and customers in the Pfizer Territory. If Pfizer fails to adequately market and promote XIAFLEX in the Pfizer Territory, we may be unable to obtain any remedy against Pfizer and sales of XIAFLEX may be harmed, which would negatively impact our business, results of operations, cash flows and liquidity due to reduced milestone and royalty payments under the Pfizer Agreement.

If Pfizer’s business strategy changes, it may adversely affect our collaborative relationship.

Any decision by Pfizer to either reduce or eliminate its participation in the Dupuytren’s or Peyronie’s indications, to emphasize other competitive agents currently in its portfolio at the expense of XIAFLEX, or to add additional competitive agents to its portfolio, could reduce its financial incentive to continue to develop, seek regulatory approval for, or commercialize XIAFLEX. Such a change in Pfizer’s business strategy may adversely affect activities under its agreement with us, which could cause significant delays and funding shortfalls impacting the activities under the collaboration and seriously harming our business.

We are dependent on the funding by Pfizer for the development of XIAFLEX.

The financial returns to us, if any, under our collaboration agreement with Pfizer depend in large part on the achievement of development and commercialization milestones, and royalties from sales in the Pfizer Territory. Therefore, our success in the Pfizer Territory, and any associated financial returns to us and our investors, will depend in part on the performance of Pfizer under the agreement. If Pfizer fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of XIAFLEX in the Pfizer Territory would be delayed or may not occur and our business and prospects could be materially and adversely affected.

Subject to certain limitations set forth in the Pfizer Agreement, Pfizer may terminate on limited notice to us upon the occurrence of certain defined events. If Pfizer terminates, we may be unable to fund the development costs of XIAFLEX and other product candidates on our own and may be unable to find a new collaborator, which could have a material adverse effect on our business.

Risks Related to Intellectual Property

Upsher-Smith’s ANDA filed with a Paragraph IV certification under the Hatch-Waxman Act related to Testim could have a material adverse effect on our financial condition and results of operations as it could result in the introduction of a generic product prior to the expiration of the patent covering Testim, as well as in significant legal expenses and diversion of management time.

In October 2008, we and our licensor, CPEX, received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of ’968 Patent. The ’968 Patent, which Bentley assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed the Upsher-Smith Litigation, and we intend to take legal and regulatory actions in defense of Testim and the ’968 Patent, including enforcement of our intellectual property rights and approved labeling. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. Should Upsher-Smith receive an approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor. We have incurred, and will continue to incur, costs related to the Upsher-Smith Litigation and may incur costs related to any other legal and regulatory actions that we may undertake. The Upsher-Smith Litigation could result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ’968 Patent or that the ‘968 Patent is invalid and/or unenforceable. An adverse outcome in the Upsher-Smith Litigation or any such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ’968 Patent in January 2025. Since Testim is currently our only marketed product, the introduction of a generic version could have a material adverse affect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

If we breach any of the agreements under which we license commercialization rights to products or technology from others, we could lose license rights that are critical to our business.

We are a party to a number of license agreements by which we have rights to use the intellectual property of third parties that are necessary for us to operate our business. In particular, we have obtained the exclusive right to develop and commercialize Testim pursuant to a license agreement with CPEX. CPEX may unilaterally terminate the agreement if we fail to make payments under this agreement and this failure continues for a period of 30 days following written notice to us by CPEX. If the agreement is properly terminated by CPEX, we may not be able to manufacture or sell Testim.

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

We have also obtained exclusive worldwide rights from BioSpecifics to develop, market and sell products, other than dermal formulations labeled for topical administration, that contain BioSpecifics’ enzyme, which we refer to as XIAFLEX, for the treatment of Dupuytren’s, Peyronie’s and Frozen Shoulder syndrome. We may expand the agreement, at our option, to license products which contain BioSpecifics’ enzyme for other indications, excluding dermal formulations labeled for topical administration, as they are developed by BioSpecifics or by us. This agreement continues on a product by product and country by country basis until the later of:

•	the last to expire valid claim of a patent covering such product;

•	the expiration of the regulatory period conveyed by orphan drug designation with respect to such product; and

•	12 years.

Upon expiration of the agreement pursuant to the preceding sentence, we will have a fully paid-up license to the products developed under the agreement. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country by country basis, on an indication by indication basis, or on a product by product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by BioSpecifics, we may not be able to execute our strategy to develop and commercialize XIAFLEX for the treatment of Dupuytren’s, Peyronie’s and Frozen Shoulder syndrome or to develop and commercialize future product candidates utilizing BioSpecifics’ enzyme.

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

We may become involved in disputes with Pfizer or potential future collaborators over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business.

Inventions discovered under research, material transfer or other such collaborative agreements, including our collaboration agreement with Pfizer, may become jointly owned by us and the other party to such agreements in some cases, and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming, and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and scientific advisors may have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

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

We attempt to protect our intellectual property position by filing or obtaining licenses to patent applications and, where appropriate, patent applications in other countries related to our proprietary technology, inventions and improvements that are important to the development of our business. Our PharmaForm transmucosal film product candidates are covered by a formulation patent in the U.S. only. This patent expires in 2020. Testosterone, the active ingredient in Testim, is off-patent and is included in competing TRT products. In the U.S., there is a method of use patent that expires in January 2025. Even though a patent has issued that will not expire until 2025, if a generic version of Testim is launched in the U.S., we may not be able to halt sales of such generic during the pendency of a patent infringement suit against generics, if ever. CPEX has filed continuation and divisional applications with the USPTO, which may provide us with further market protection if a patent or patents issue from any of these applications. In October 2008, we and our licensor, CPEX, received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of ’968 Patent. The ’968 Patent, which Bentley assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed the Upsher-Smith Litigation, and we intend to take legal and regulatory actions in defense of Testim and the ’968 Patent, including enforcement of our intellectual property rights and approved labeling. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. Should Upsher-Smith receive an approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor. We have incurred, and will continue to incur, costs related to the Upsher-Smith Litigation and may incur costs related to any other legal and regulatory actions that we may undertake. The Upsher-Smith Litigation could result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ’968 Patent or that the ‘968 Patent is invalid and/or unenforceable. An adverse outcome in the Upsher-Smith Litigation or any such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ’968 Patent in January 2025. Since Testim is currently our only marketed product, the introduction of a generic version could have a material adverse affect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

In Canada, there are two patents covering Testim, one that expires in January 2010 and another that expires in April 2023. The patent issued by the European Patent Office covering Testim expires in April 2023. CPEX also has submitted a patent application in Japan that is awaiting examination. All of these patents and any patents that issue from the pending applications are included in our license from CPEX.

XIAFLEX, licensed from BioSpecifics is covered by two method of use patents in the U.S., one for the treatment of Dupuytren’s and one for the treatment of Peyronie’s. The Dupuytren’s patent, which was issued in December 2007 after a reissue proceeding, expires in 2014, and the Peyronie’s patent expires in 2019. The patents are limited to the use of XIAFLEX for the treatment of Dupuytren’s and Peyronie’s, respectively, with certain dose ranges and/or concentration ranges. Currently there is not enough data to establish whether any approved product for Dupuytren’s or Peyronie’s or Frozen Shoulder syndrome will be covered by these patents. In January 2005, a patent application was filed with regard to XIAFLEX for the treatment of Frozen Shoulder syndrome. If this patent is granted, it would expire in 2026. In January 2006, we filed a patent application with regard to the manufacturing process for XIAFLEX; if this patent is granted, it would expire in January 2027.

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

We intend to seek patent protection when appropriate for any products or product candidates we acquire in the future. However, any patent applications for future products may not issue as patents, and any patent issued on such products may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued on products we may acquire in the future may not be sufficiently broad to prevent third parties from commercializing competing products. If we fail to obtain adequate patent protection for our products, our ability to compete could be impaired.

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

Competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming. In any such proceeding, a court may decide that a patent of ours or one that we have licensed is not valid or is unenforceable, may narrowly interpret our patent claims or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. In particular, if a competitor were to file a paragraph IV certification under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, in connection with that competitor’s submission to the FDA of an ANDA for approval of a generic version of any of our products for which we believed we held a valid patent, then we could initiate a lawsuit against such competitor claiming patent infringement and defending the relevant patent’s validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA for a generic version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA within 45 days of receiving the paragraph IV certification. If a court found that one of our patents was invalid or not infringed, then the FDA would be permitted to approve the competitor’s ANDA resulting in a competitive generic product. In the event that the FDA did not grant the 30 month stay, FDA would be permitted to approve the competitor’s ANDA; however, we could engage in legal proceedings, such as an injunction, to attempt to preclude the generic competitor from entering the market during the pendency of the patent litigation, but we may not prevail in which event the competitor could enter the market, despite the ongoing patent litigation.

In October 2008, we and our licensor, CPEX, received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of ’968 Patent. The ’968 Patent, which Bentley assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed the Upsher-Smith Litigation, and we intend to take legal and regulatory actions in defense of Testim and the ’968 Patent, including enforcement of our intellectual property rights and approved labeling. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. Should Upsher-Smith receive an approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor. We have incurred, and will continue to incur, costs related to the Upsher-Smith Litigation and may incur costs related to any other legal and regulatory actions that we may undertake. The Upsher-Smith Litigation could result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ’968 Patent or that the ‘968 Patent is invalid and/or unenforceable. An adverse outcome in the Upsher-Smith Litigation or any such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ’968 Patent in January 2025. Since Testim is currently our only marketed product, the introduction of a generic version could have a material adverse affect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

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

Some jurisdictions, including Europe and the U.S., may designate drugs for relatively small patient populations as orphan drugs. The FDA granted orphan drug status to XIAFLEX in the U.S. for the treatment of Dupuytren’s and Peyronie’s. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation may not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and specific tax credits in the U.S. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to 10 years in Europe and for a period of seven years in the U.S. Obtaining orphan drug designations and orphan drug exclusivity for our product candidates, including XIAFLEX for the treatment of Dupuytren’s and Peyronie’s, may be critical to the success of these product candidates. Our competitors may obtain orphan drug exclusivity for products competitive with our product candidates before we do, in which case we would be excluded from that market. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, even if we obtain orphan drug exclusivity for any of our product candidates, a viable commercial market may never develop and we may never derive any meaningful revenues from the sales of these products.

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

Trade secrets may not provide adequate protection for our business and technology.

We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our or our potential collaborators’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods or know-how, it will be more difficult or impossible for us to enforce our rights and our business could be harmed.

Risks Related to Employees and Growth

If we are not able to retain our current management team or attract and retain qualified scientific, technical and business personnel, our business will suffer.

We are dependent on the members of our management team for our business success. In addition, an important element of our strategy is to leverage the development, regulatory and commercialization expertise of our current management in our development activities. Our employment agreements with our executive officers are terminable on short notice. The loss of key employees may result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the further commercialization of Testim or the development and commercialization of our product candidates, including XIAFLEX, if approved. If we are unable to attract and retain qualified and talented senior management personnel, our business may suffer.

To grow we will need to hire a significant number of qualified personnel on a timely basis. However, there is intense competition for human resources, including management in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful commercialization of Testim and the development and commercialization of our product candidates, including XIAFLEX, if approved. As we grow, the inability to attract new employees when needed or to retain existing employees could severely limit our growth and harm our business.

Our operations may be impaired unless we can successfully manage our growth.

As of December 31, 2008, we had approximately 340 employees. In order to continue to achieve our business goals, we currently anticipate that we will need to add employees to our existing departments over each of the next two years. Expansion may place a significant strain on our management, operational and financial resources. Moreover, higher than expected market growth of Testim, the commercialization of XIALFEX, if approved, the acquisition or in-licensing of additional products, as well as the development and commercialization of our other product candidates or marketing arrangements with third parties, could accelerate our hiring needs beyond our current expectations. To manage further growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls, and hire, train and manage additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our direct sales force consists of relatively newly hired employees. Turnover in our direct sales force or marketing team could adversely affect Testim and future product sales growth.

Risks Related to Compliance

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

We are a relatively small company and we rely heavily on third parties to conduct many important functions. As a biopharmaceutical company, we are subject to a large body of legal and regulatory requirements. In addition, as a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002 (“SOA”), some of which have either only recently been adopted or are currently proposals subject to change. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our common stock to decline, impede our ability to raise capital or lead to the de-listing of our stock.

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

Prior to our initial public offering in July 2004, there was no public market for our common stock. Since our initial public offering, our stock price has, at times, been volatile. We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Substantially all of our outstanding shares of our common stock are eligible for sale in the public market. For the 30 days prior to the end of the period covered by this Report, our average daily trading volume was approximately 699,000 shares. Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that holders of a large number of shares intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities, even if our business is doing well. In addition, the market price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our failure to achieve our operational and research and development goals;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	Testim market acceptance and sales growth;

•	growth of the overall androgen market, which may be influenced by the sales and marketing efforts of our competitors;

•	entry into the marketplace of competitive products including generics;

•	developments concerning therapies that compete with Testim in the treatment of hypogonadism;

•	our ability to manufacture any products to commercial standards;

•	results of our clinical trials;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	regulatory developments in the U.S. and foreign countries;

•	developments or disputes concerning our patents or other proprietary rights;

•	public concern over our drugs;

•	litigation involving us, our general industry or both;

•	future sales of our common stock;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	departure of key personnel;

•	the degree to which any co-promotion, licensing or distribution arrangements generate revenue;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	announcements of material events by those companies that are our third-party manufacturers and services providers, our partners, our competitors or perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.

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

At the end of the period covered by this Report, stock options to purchase 4,425,624 shares of common stock and warrants to purchase 1,124,768 shares of common stock were outstanding. In addition, as of December 31, 2008, a total of 1,241,772 stock options are available for grant under our 2004 Equity Compensation Plan amended and restated as of June 13, 2007. A total of 2,542,799 of the outstanding options and warrants are “in the money” and exercisable as of December 31, 2008. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

The Company received comments on its Annual Report on Form 10-K for the year ended December 31, 2007 from the Securities and Exchange Commission, or SEC, in a letter dated November 24, 2008. The Company timely submitted a response to the SEC on December 10, 2008. The SEC provided its response in a letter dated January 28, 2009, and the Company submitted a response on February 20, 2009. The SEC has requested that the Company expand its disclosure of base salaries and short-term incentive awards to identify each named executive officer’s functional objectives and to describe generally whether each of the named executive officers’ predetermined objectives was met.

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

On December 4, 2008, we and CPEX filed a lawsuit against Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) for infringement of CPEX’s U.S. Patent No. 7,320,968 (“the ’968 Patent”), which covers Testim®, 1% testosterone gel. The lawsuit was filed in the United States District Court for the District of Delaware. We and CPEX are seeking a judgment (1) declaring Upsher-Smith’s act of filing the Abbreviated New Drug Application seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ’968 Patent is an act of infringement, (2) declaring that the making, using or selling of the product for which Upsher-Smith is seeking approval infringes the ’968 Patent, (3) ordering that the effective date of FDA’s approval of the product not be until the expiration of the ’968 Patent, (4) enjoining Upsher-Smith from making, using or selling the product for which it seeks approval until the expiration of the ’968 Patent, and (5) awarding Auxilium and CPEX their costs and expenses in the action. The Companies filed this lawsuit under the Hatch-Waxman Act in response to the notice from Upsher-Smith of its filing of an Abbreviated New Drug Application (ANDA) with the U.S. Food and Drug Administration (FDA) containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for testosterone gel. The Paragraph IV certification notice states that Upsher-Smith does not believe that the testosterone gel product for which it is seeking approval infringes the ’968 patent and that it seeks to market its generic product before the expiration of the ’968 patent. The ’968 Patent is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. FDA, and will expire in January 2025.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market on July 23, 2004 under the symbol "AUXL." Prior to that time, there had been no market for our common stock. In November 2006, we were included in the NASDAQ Biotechnology Index. The following table sets forth the high and low closing sales prices per share for our common stock for the periods indicated, as reported by The NASDAQ Global Market:

Year Ended December 31, 2008:	High	Low
First Quarter	$35.40	$23.00
Second Quarter	$36.14	$28.00
Third Quarter	$42.35	$31.76
Fourth Quarter	$32.12	$16.59

Year Ended December 31, 2007:	High	Low
First Quarter	$15.17	$12.31
Second Quarter	$16.77	$13.11
Third Quarter	$21.94	$15.32
Fourth Quarter	$31.11	$21.45

Holders of Record

As of February 20, 2009, there were approximately 107 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading "Equity Compensation Plan Information" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 10, 2009, to be filed with the SEC, is incorporated herein by reference.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2008, we did not issue any unregistered shares of our common stock.

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

Comparison of Cumulative Total Return* Among Auxilium Pharmaceuticals, Inc, the NASDAQ Composite

Index, and the NASDAQ Biotechnology Index

*	Total return assumes $100 invested on July 23, 2004 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and reinvestment of dividends through fiscal year ended December 31, 2008.

	7/23/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Auxilium Pharmaceuticals, Inc.	$100.00	$122.92	$76.39	$204.03	$416.53	$395.00
NASDAQ Biotechnology Index	$100.00	$115.56	$118.84	$120.05	$125.55	$109.70
NASDAQ Composite Index	$100.00	$117.65	$119.27	$130.62	$143.44	$85.29

ITEM 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except share and per share data)

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements and related notes, which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from audited financial statements which do not appear in this Report. The historical results presented are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Net revenues	$125,377	$95,734	$68,490	$42,804	$27,025

Operating expenses:
Cost of goods sold	29,486	24,609	17,692	13,119	8,148
Research and development (1)	54,497	42,802	37,900	24,301	15,993
Selling, general, and administrative (1)	89,482	72,768	61,277	43,935	31,210

Total operating expenses	173,465	140,179	116,869	81,355	55,351

Loss from operations	(48,088)	(44,445)	(48,379)	(38,551)	(28,326)
Interest income (expense), net	1,801	3,740	2,429	1,496	(192)
Other income (expense), net	—	—	2	(1,203)	—

Net loss	(46,287)	(40,705)	(45,948)	(38,258)	(28,518)
Accretion of redeemable convertible preferred stock	—	—	—	—	(395)
Deemed dividend to warrant holders	—	—	—	—	(173)
Dividends accrued on redeemable convertible preferred stock	—	—	—	—	—

Net loss applicable to common stockholders	$(46,287)	$(40,705)	$(45,948)	$(38,258)	$(29,086)

Basic and diluted net loss per common share (2)	$(1.12)	$(1.07)	$(1.48)	$(1.54)	$(3.11)

Weighted average common shares outstanding (2)	41,272,557	38,187,662	30,956,889	24,913,087	9,361,153

(1) includes the following amounts of stock-based compensation expense:
Research and development	$3,140	$1,180	$397	$—	$—
Selling, general and administrative	8,602	4,857	2,685	272	152

(1)	The Company adopted Statement of Financial Accounting Standard (SFAS) No. 123R (revised 2004), Shares-Based Payments, using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s calendar year. The Company’s consolidated financial statements as of, and for the years ended, December 31, 2008, 2007 and 2006 reflect the impact of the application of SFAS No.123R. In accordance with the modified prospective method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated for, and therefore do not include, the effect of SFAS No. 123R.
(2)	The increase in weighted average common shares outstanding and the corresponding decrease in basic and diluted net loss per common share in 2007, 2006 and 2005 is primarily the result of the issuance of common shares in the June 2007 public offering, September 2006 public offering and the June 2005 private placement, respectively.

	As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$113,943	$70,290	$44,835	$31,380	$32,707
Short-term investments	—	5,800	9,909	25,350	14,100
Working capital	87,339	64,861	46,819	47,052	42,028
Total assets	171,187	106,979	76,759	72,695	61,040
Long-term liabilities	80,423	11,166	11,737	11,578	8,823
Total stockholders’ equity	35,266	64,016	42,329	39,873	36,244

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. We currently have approximately 340 employees, including a sales and marketing organization of approximately 200 people. Our only marketed product, Testim®, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration. We reported revenues in 2008 of $125.4 million, an increase of 31% over the $95.7 million reported in 2007. According to National Prescription Audit data from IMS Health, Inc. (“IMS”), a pharmaceutical market research firm, Testim’s share of total prescriptions for the gel segment of the testosterone replacement therapy (“TRT”) market was 22.3% for the month of December 2008, compared with 21.5% for the month of December 2007. For the full year 2008, Testim’s share of total prescriptions for the TRT market was 22.0%, versus 20.0% for the full year 2007.

Our current product pipeline includes:

Phase III:

•

XIAFLEX™ (clostridial collagenase for injection) for the treatment of Dupuytren’s contracture (“Dupuytren’s”). All patients in the phase III clinical trials for Dupuytren’s completed their final visit in December 2008, and the Company expects to file the Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”) in early 2009

Phase II:

•	XIAFLEX for the treatment of Peyronie’s disease (“Peyronie’s”)

•	XIAFLEX for the treatment of Adhesive Capsulitis (“Frozen Shoulder syndrome”)

Phase I:

•	AA4010, treatment for overactive bladder using our transmucosal film delivery system

•	A Fentanyl pain product using our transmucosal film delivery system.

In addition to the above, we have the rights to develop other compounds for the treatment of pain using our transmucosal film delivery system and other products using our transmucosal film technology for treatment of urologic disease and for hormone replacement. We also have the option to license additional indications for XIAFLEX other than dermal products for topical administration.

In December 2008, we entered into a development, commercialization and supply agreement with Pfizer (the “Pfizer Agreement”) under which we sub-licensed our commercialization rights for Dupuytren’s and Peyronie’s for the 27 countries which currently are included in the European Union (“E.U.”) and 19 additional Eastern European and Eurasian countries (the “Pfizer Territory”). Pfizer paid us $75.0 million at the time of signature and may make up to $410 million in milestone payments to us, $150 million of which relate to the achievement of certain specified regulatory milestones and the remaining $260 million of which relate to the achievement of certain specified commercial milestones. The Pfizer Agreement also includes payment of significant, increasing, tiered, double-digit royalties on all revenues booked by Pfizer in its territory. We are currently evaluating the options that we have for commercializing XIAFLEX in other indications and territories of the world.

Under the Pfizer Agreement, we are primarily responsible for development activities prior to granting of product approval, and Pfizer is primarily responsible for development activities in the Pfizer Territory thereafter. We control product development at all times outside of the Pfizer Territory. All development activities will be undertaken pursuant to a defined plan. Development costs will be borne by the Party incurring such costs; provided, that the Parties will share development costs associated with activities solely associated with obtaining product approval in the Pfizer Territory. However, Pfizer may, on an indication-by-indication basis, recoup its fifty percent (50%) share of such pre-approval development costs by means of an off-set against the milestone payment due upon first commercial sale for such indication. Pfizer is responsible for preparation of regulatory materials necessary for obtaining and maintaining regulatory approvals in the Pfizer Territory, and Pfizer will be responsible for regulatory costs associated with product approval in the Pfizer Territory. Pfizer may recoup up to $2.5 million with respect to such regulatory costs related to Dupuytren’s. Pfizer is solely responsible for commercializing XIAFLEX in the Pfizer Territory during the term of the Pfizer Agreement subject to a defined plan, and Pfizer is solely responsible for costs associated with commercializing XIAFLEX in the Pfizer Territory.

Either Party may terminate the Pfizer Agreement as a result of the other Party’s breach or bankruptcy. Pfizer may terminate the Pfizer Agreement at will; provided that, during a specified period, such termination right is subject to the occurrence of certain specified events relating to the product, product development and regulatory approval. To the extent that the Pfizer Agreement is terminated, we will not receive milestone and commercialization payments that would have resulted from Pfizer’s commercialization efforts.

In June 2008, we entered into a supply agreement with Hollister-Stier Laboratories LLC (“Hollister-Stier”) pursuant to which Hollister-Stier will fill and lyophilize the XIAFLEX bulk drug substance that we manufacture and will produce sterile diluent. The initial term of the supply agreement is three years, and it automatically renews for subsequent two year terms, unless terminated earlier. We are required to fill and lyophilize a certain percentage of our total forecasted volume of the bulk drug substance from Hollister-Stier each year. Our obligation is only relieved in the event that Hollister-Stier is not able to supply. We previously paid $840,000 to Hollister-Stier to secure manufacturing slots for the production of XIAFLEX during the period from April 2009 to March 2010 (the “Reservation Fee”). The Reservation Fee will be applied to the purchase price of product scheduled for purchase during this period and is subject to forfeiture up to a maximum amount of $300,000 if the scheduled purchases are not made.

In September 2008, we entered into an amendment of the lease agreement for the Horsham manufacturing facility. Under this amendment, the landlord will make available additional tenant improvement allowances of up to $5,250,000, net of administration fees. As of December 31, 2008, $2,000,000 of these tenant improvements have been requested, but not received. The remaining balance of tenant improvements will expire if not used by December 31, 2010.

In October 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (“CPEX”), received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed an Abbreviated New Drug Application (“ANDA”) containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of CPEX’s U.S. Patent No. 7,320,968 (the “’968 Patent”). The ’968 Patent, which Bentley Pharmaceuticals, Inc. (“Bentley”) assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith (the “Upsher-Smith Litigation”), and we intend to take legal and regulatory actions in defense of Testim and the ’968 Patent, including enforcement of our intellectual property rights and approved labeling. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. Should Upsher-Smith receive an approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor. We have incurred, and will continue to incur, costs related to the Upsher-Smith Litigation and may incur costs related to any other legal and regulatory actions that we may undertake. The Upsher-Smith Litigation could result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ’968 Patent or that the ‘968 Patent is invalid and/or unenforceable. An adverse outcome in the Upsher-Smith Litigation or any such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ’968 Patent in January 2025. Since Testim is currently our only marketed product, the introduction of a generic version could have a material adverse affect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

In November 2008, we agreed with Ipsen Pharma GmbH (“Ipsen”) to terminate its distribution agreement for Testim and transfer their existing marketing authorizations required to promote and sell Testim to Ferring International Center S.A. (“Ferring”). The Ipsen distribution agreement will terminate upon the earlier of the date on which the last of the marketing authorizations held by Ipsen has been transferred, or November 24, 2010. The exclusive appointment of, and license to, Ferring shall commence on a country-by-country basis upon the transfer of the relevant marketing authorizations from Ipsen. In consideration for the termination of the Ipsen agreement, we agreed to make certain lump-sum payments to Ipsen upon the successful transfer of each of the marketing authorization along with an additional lump-sum payment upon the signing of the termination agreement. The terms of the Ferring agreement will require Ferring to purchase all Testim supply from us and to make certain sales milestone and royalty payments. In addition, Ferring is required to make certain upfront and milestone payments to Auxilium related to the transfer of the marketing authorizations in each country, which, if made, will exceed the upfront and milestone payments we are required to make to Ipsen.

The effects of the recent global economic crisis may impact our business, operating results or financial condition. The global credit markets have recently experienced historic dislocations and liquidity disruptions which have caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example: current or potential customers may be unable to fund purchases, which could cause them to delay, decrease or cancel purchases of our products or to not pay us or to delay paying us for previously purchased products; current or potential patients may be unable or unwilling to pay for prescriptions for Testim or any future products; and third-party manufacturers and service providers may be unable to provide contracted goods or services. In addition, financial institution failures may make it difficult either to obtain financing for potential operating needs or for investing activities, including the financing of any future acquisitions. Also, our investment policy, which includes short-term debt securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

We have never been profitable and have incurred an accumulated deficit of $270.5 million as of December 31, 2008. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and to enhance our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim, commercialize XIAFLEX(if approved), and incur additional development and pre-commercialization costs for existing and new product opportunities, acquisition costs for new product opportunities and general and administration expense to support the infrastructure required operational growth. We expect that quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the overall growth of the androgen market, the timing and extent of research and development efforts and the outcome and extent of clinical trial activities. Our limited operating history makes accurate prediction of future operating results difficult.

Net revenues. To date, substantially all of our net revenues have been generated by the sales and out-licensing of Testim. For the near term, we expect Testim to continue to be the primary source of our net revenues. We sell Testim to pharmaceutical wholesalers, who have the right to return Testim prior to the units being dispensed through patient prescriptions. We do not anticipate that sales of Testim outside of the U.S., pursuant to our current agreements for international distribution rights of Testim, will have a material impact on our revenues or profitability. We are a relatively new company and our sales prospects are uncertain. We expect our revenues to fluctuate due to:

•	market acceptance and pricing for Testim, including any change in wholesaler purchasing patterns;

•	commercialization of and market acceptance of XIAFLEX, if approved, and any future products, if any;

•	regulatory approvals and market acceptance of new and competing products, including generics;

•	government or private healthcare reimbursement policies, particularly with respect to Testim and our other product candidates; and

•	promotional efforts of our competitors and the impact on sales.

We use a third-party distributor, ICS, a division of AmerisourceBergen Corporation (“ABC”) for commercial distribution activities. The majority of our sales in the U.S. are to pharmaceutical wholesalers that, in turn, distribute product to chain and other retail pharmacies, hospitals, mail-order providers and other institutional customers. Over 90% of Testim purchases are from three customers: ABC, Cardinal Health, Inc. and McKesson Corporation. Outside of the U.S., we currently rely on third parties to market, sell and distribute Testim and any of our product candidates for which we receive marketing approval from any foreign jurisdictions. For Canada, we have an agreement with Paladin Labs, Inc. (“Paladin”) to market and distribute Testim. We have an agreement with Ipsen on a worldwide basis outside the U.S., Canada, Mexico, Japan, China, Poland, Russia, and South Korea and their territories and possessions. In November 2008, we agreed with Ipsen to terminate the distribution agreement and transfer their existing marketing authorizations required to promote and sell Testim to Ferring. The Ipsen distribution agreement will terminate upon the earlier of the date on which the last of the marketing authorizations held by Ipsen has been transferred or November 24, 2010. The exclusive appointment of, and license to, Ferring shall commence on a country-by-country basis upon the transfer of the relevant marketing authorizations from Ipsen.

The $75.0 million up-front payment we received in December 2008 in connection with the execution of the Pfizer Agreement is being amortized, net of associated transaction costs of approximately $3.5 million, over the estimated term of the agreement of 20 years. The agreement also includes payment of significant, increasing, tiered, double-digit royalties on all revenues booked by Pfizer in its territory.

Under contractual agreements with our three largest wholesalers, we pay a fee for service to the wholesalers based on shipment activity. The agreements also provide for targeted levels of required distributor inventory. Otherwise, distributors independently manage their inventories with no intervention by us. Aside from the service fees required under these agreements, we do not offer incentives for wholesalers to take shipment of product.

We record sales of Testim net of allowances for prompt payment discounts, fees to wholesalers based on shipment activity under the terms of wholesaler service agreements, managed care contract rebates and government health plan charge backs, product coupons and product returns. Total product sales allowances have amounted to 20.3%, 18.8% and 18.1% of U.S. Testim revenue for the years ended December 31, 2008, 2007 and 2006, respectively. The year-over-year growth of this percentage results primarily from our entry into additional pricing contracts with managed care providers, additional distributor service agreements and new product coupon programs designed to increase revenue growth.

Cost of goods sold. Substantially all of our cost of goods sold currently relate to the sale of Testim and consists of:

•	raw materials;

•	fees paid to our contract manufacturers and related costs;

•	royalty payments, which currently consist solely of payments due to CPEX;

•	personnel costs associated with quality assurance and manufacturing oversight; and

•	distribution costs, including warehousing, freight and product liability insurance.

We amended our license with BioSpecifics in December 2008, which became effective when we executed the agreement with Pfizer. As a result of this amendment, we agreed to pay BioSpecifics 8.5% of the upfront payment received from Pfizer and will pay 8.5% of any milestone payments received from Pfizer under the Pfizer Agreement. The amount of $6,375,000 payable to BioSpecifics as a result of the $75,000,000 up-front Pfizer payment was recorded as a deferred charge and is also being amortized on a straight-line basis to Cost of goods sold over the 20 year estimated life of the Pfizer Agreement.

We do not anticipate any material changes in our gross margin rate on Testim sales in the U.S. We anticipate our gross margins for Testim sales outside the U.S. will continue to be significantly lower than those seen in the U.S. This is due to a combination of factors which include the terms of our distribution agreements and the royalty payments due to our licensor. We further anticipate that future overall gross margin rate will increase due to the planned amortization of the up-front payment under the Pfizer Agreement and related costs to Net revenue and Cost of goods sold.

Research and development. Our research and development expenses consist of:

•	salaries and expenses for our development personnel;

•	costs of the operation of the Horsham manufacturing facility,

•	payments to consultants, investigators, contract research organizations and manufacturers in connection with our preclinical and clinical trials;

•	costs of developing and obtaining regulatory approvals; and

•	product license and milestone fees paid prior to regulatory approval.

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects in development cannot be reasonably estimated. XIAFLEX is in phase III of development for the treatment of Dupuytren’s. All phase III clinical trials for Dupuytren’s were completed in December 2008, and the Company expects to file the Biologics License Application (“BLA”) with the FDA in early 2009. XIAFLEX is in phase II of development for the treatment of Peyronie’s disease and Frozen Shoulder syndrome. AA4010 and a Fentanyl pain product using transmucosal film technology are in phase I of development. Results from clinical trials may not be favorable. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines. We expect our research and development expenses in 2009 for our current products to be comparable to 2008 spending, as we focus on development of XIAFLEX for Peyronie’s and Frozen Shoulder syndrome and plan to capitalize certain costs of the Horsham manufacturing facility into inventory as we prepare for the commercial launch of XIAFLEX However, the current regulatory and political environment at the FDA, could lead to increased data requirements which could impact regulatory timelines and costs. We could also experience further significant increases in our expenditures to develop any other potential new product candidates that we would in-license or acquire.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, marketing and promotion costs, professional fees and facilities costs. We anticipate increases in selling, general and administrative expenses due to sales and marketing costs associated with Testim, hiring of additional personnel, XIAFLEX pre-launch investment, stock compensation expense, information technology expense, investor relations and other activities associated with operating as a publicly traded company.

Results of Operation

Years Ended December 31, 2008 and 2007

Net revenues. For fiscal year 2008, net revenues totaled $125.4 million compared to net revenues of $95.7 million for the year 2007, an increase of 31%. This increase in net revenues resulted primarily from substantial growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (NPA) data from IMS Health (IMS), a pharmaceutical market research firm, Testim total prescriptions for 2008 grew 26.5% compared to 2007. We believe that Testim prescription growth in the 2008 period over the 2007 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for 2008 benefited from price increases having a cumulative impact of 9% over the comparable 2007 period, which was partially offset by increases in product rebates as Testim became more widely prescribed by managed care providers and increased coupon usage. Net revenues in 2008 and 2007 include $1.0 million and $2.3 million, respectively, of international product shipments and $1.1 million and $0.7 million, respectively, of revenues related to up-front and milestone payments.

Cost of goods sold. Cost of goods sold were $29.5 million and $24.6 million for the years ended December 31, 2008 and 2007, respectively. The increase in cost of goods sold in 2008 over 2007 was directly attributable to the increase in Testim units sold. Gross margin on net revenues was 76.5% in 2008 compared to 74.3% for 2007. The improvement in gross margin in 2008 over 2007 reflects the impact of year-over-year price increases, the decline in low margin international shipments, and the benefit of volume related manufacturing fee reductions, offset in part by increased coupon usage. The cost of goods sold for international product shipments in 2008 and 2007 amounted to $0.8 million and $1.9 million, respectively. Gross margin for U.S. Testim revenues was 76.7% in 2008 compared to 75.5% for 2007.

Research and development expenses. Research and development expenses were $54.5 million and $42.8 million for the years ended December 31, 2008 and 2007, respectively. The increase in 2008 over 2007 was primarily due to the increased spending for clinical development of XIAFLEX, preparing for the BLA filing through headcount additions, and additional stock-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses were $89.5 million and $72.8 million for the years ended December 31, 2008 and 2007, respectively. The increase in 2008 over 2007 was due primarily to selling and marketing expenses increasing by $10.5 million resulting from higher investment in promotional spending for Testim, and pre-launch marketing for XIAFLEX. General and administrative expenses increased by $6.2 million as a result of additional stock-based compensation expense, higher legal expenses, investments in information technology and increases in administrative headcount.

Interest income Interest income was $1.8 million and $3.7 million for the years ended 2008 and 2007, respectively, and relates primarily to interest earned on investment of available cash.

Income Taxes. At December 31, 2008, we had federal net operating loss carryforwards of approximately $231.7 million, which will expire in 2019 through 2028, if not utilized. In addition, we had state net operating loss carryforwards of approximately $151.0 million, of which $79.8 million relate to Pennsylvania, which will expire 2010 through 2028 if not utilized. Future utilization of Pennsylvania net operating losses is limited to the greater of 12.5% of Pennsylvania taxable income or $3.0 million per year. At December 31, 2008, we had federal research and development credits of approximately $5.5 million that will expire in 2020 through 2028, if not utilized.

The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined in the Act) that could limit our ability to utilize these carryforwards. During 2008, we conducted a study to determine whether we have experienced any such ownership changes. Based on this study, we have concluded that we have undergone multiple ownership changes in previous years. Accordingly, our ability to utilize the aforementioned carryforwards will be limited on an annual basis. In addition, approximately $10.7 million and $9.4 million of Federal and state net operating loss carryforwards, respectively, may expire prior to expiration.

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

Sources and Uses of Cash

Cash provided by (used in) operations was $46.7 million, $(30.5) million and $(43.6) million for 2008, 2007 and 2006, respectively. Cash from operations for 2008 results primarily from the $75.0 million up-front cash payments received under the collaboration agreement with Pfizer and the $2.0 million payment received under the license and distribution agreement with Ferring which were recorded as deferred revenue, and the collection of $3.7 million in tenant improvement allowances for the Horsham manufacturing facility which was recorded as deferred rent, partially offset by the operating loss for the year. Negative operating cash flows during 2007 and 2006 were caused primarily by operating losses. Cash provided by operations for the year ended December 31, 2008 included a $4.3 million increase in inventory which was primarily due to our decision to increase the finished goods inventory level on hand and available for sale.

Cash provided by (used in) investing activities was $(9.8) million, $(0.4) million and $11.8 million for 2008, 2007 and 2006, respectively. Cash provided by (used in) investing activities relates primarily to the net effect of purchases of short-term investments and redemptions of short-term investments for operational cash needs, together with our investments in property and equipment and, in 2006, the investment of $1.9 million to secure the lease of a manufacturing facility.

Cash provided by financing activities was $7.0 million, $56.3 million and $45.2 million in 2008, 2007 and 2006, respectively. Cash provided by financing activity in 2008 results primarily from the $0.9 million cash received from warrant exercises and $6.6 million in cash receipts from stock option exercises and employee stock purchases. Cash provided by financing activities in 2007 results primarily from the $49.9 million in net proceeds we received in the June 2007 registered direct offering and $6.4 million in cash receipts from stock option exercises and employee stock purchases. Cash provided by financing activity in 2006 results primarily from the $43.3 million in net proceeds we received in the September 2006 registered direct offering, $1.0 million cash received from warrant exercises and $1.2 million in cash receipts from stock option exercises and employee stock purchases.

Liquidity and Capital Resources

Since inception through December 31, 2008, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through December 31, 2008, we received net proceeds of approximately $284.2 million from our initial public offering, registered direct offering, private sales of securities and the exercise of stock options and warrants. In addition, in December 2008 we received $75.0 million under the Pfizer Agreement. We had approximately $113.9 million and $70.3 million in cash and cash equivalents as of December 31, 2008 and December 31, 2007, respectively. In addition, we held $3.4 million and $5.8 million of auction rate securities (ARS) as of December 31, 2008 and 2007, respectively. Prior to 2008, we classified investments in ARS as current and reported them as “Short-term investments” in our Consolidated Balance Sheet. These investments are private placement securities with long-term stated maturities for which interest rates are reset through Dutch auction every 28 or 35 days. They carry AAA/Aaa ratings and are backed by student loans which carry guarantees as provided by under the Federal Family Education Loan Program of the U.S. Department of Education. The Dutch auction mechanism, which allows investors to sell or hold the securities at par, has in the past provided a liquid market for these types of securities. However, with liquidity issues experienced in global credit and capital markets, the auctions for these securities have failed since February 10, 2008. As a result, the interest rates on our securities have been reset at the contractual interest rate. During the year ended December 31, 2008, $1.2 million of ARS were redeemed by the issuer. Since we are unable to predict when the market for these securities will recover, these investments have been classified as non-current and are reported as “Long-term investments” in the unaudited Consolidated Balance Sheet at December 31, 2008. If the uncertainties in the credit and capital market continue, these markets deteriorate further or there are ratings downgrades on any of the ARS we hold, we may be required to recognize an impairment charge to earnings, if the decline in the value of these securities is assessed to be “other than temporary” under SFAS No. 115.

We believe that our current financial resources and sources of liquidity, including potential milestone payments to us, will be adequate to fund our anticipated operations in order for the Company to reach profitability. We may, however, elect to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	Testim market acceptance and sales growth;

•	our ability to realize sales efficiency and effectiveness of our sales force;

•	our collaboration agreement with Pfizer;

•	third-party payor coverage and reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of supplying and commercializing XIAFLEX and any of our product candidates;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•

the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including costs associated with the matter of Auxilium Pharmaceuticals, Inc. and CPEX Pharmaceuticals, Inc. vs. Upsher-Smith Laboratories, Inc. filed on December 4, 2008 in the United States District Court for the District of Delaware and the outcome thereof; and

•	the extent to which we acquire or invest in businesses and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. However, current economic conditions and disruptions in the financial markets have increased the cost and significantly reduced the availability of debt and equity financing, which may continue or worsen in the future. As a result, there is a higher than usual risk that we may be unable to raise additional funds on acceptable terms or at all, which may affect our decisions regarding the timing and size of financings. Our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

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

CPEX

In May 2000, Bentley granted us an exclusive, worldwide, royalty-bearing license to make and sell products incorporating its patented transdermal gel formulation technology that contains testosterone (the “May 2000 License”). We produce Testim under the May 2000 License. The term of the May 2000 License is determined on a country by country basis and extends until the later of patent right termination in a country or 10 years from the date of first commercial sale. In May 2001, Bentley granted us similar rights for a product containing another hormone, the term of which is perpetual. Under these agreements, we are required to make up-front and milestone payments upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval. In June 2008, CPEX was spun out of Bentley and is the assignee of certain Bentley assets, including the license agreements and patents we licensed under those agreements. For details regarding the CPEX agreements, please refer to the discussion in Item 1.

Through December 31, 2008, we have made aggregate upfront and milestone payments under the license agreements with CPEX of approximately $0.6 million. If all events under the CPEX license agreements occur, we would be obligated to pay a maximum of approximately $1.0 million in additional milestone payments. The timing of the above payments, if any, is uncertain.

BioSpecifics

In June 2004, we entered into a development and license agreement with BioSpecifics and amended such agreement in May 2005, December 2005 and December 2008 (the BioSpecifics Agreement). For details regarding the BioSpecifics Agreement, please refer to the discussion in Item 1.

Through December 31, 2008, we paid up-front and milestone payments under the BioSpecifics Agreement of $8.0 million and an option exercise fee of $0.5 million for the Frozen Shoulder syndrome indication. We could also make up to an additional $5.5 million of contingent milestone payments under the BioSpecifics Agreement relating to regulatory milestones if all existing conditions are met. Additional milestone obligations may be due if we exercise an option to develop and license XIAFLEX for additional indications. In January 2009, we paid BioSpecifics $6.4 million as their share of the $75.0 million up-front payment received from Pfizer as a result of the December 2008 amendment to the BioSpecifics Agreement, which also requires us to pay BioSpecifics 8.5% of all milestone payments received from Pfizer under the Pfizer Agreement. In addition, we owe BioSpecifics a specified royalty percentage of XIAFLEX sales by Pfizer under the Pfizer Agreement.

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

In 2005, we paid an up-front payment of $0.5 million and could make up to an additional $21.2 million in contingent milestone payments if all underlying events for these products occur. In addition, we will have on-going royalty payment obligations to PharmaForm. The timing of the remaining payments, if any, is uncertain.

Summary of Contractual Commitments

The following summarizes our contractual commitments as of December 31, 2008 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	5+ years
Operating leases	$31,232	$4,581	$8,295	$8,371	$9,985
Purchase commitment (1)	380	190	190	—	—

	$31,612	$4,771	$8,485	$8,371	$9,985

(1)	Amount represents a minimum annual manufacturing fee of $0.2 million due to DPT for the manufacture of Testim.

The contractual commitments reflected in this table exclude $29.5 million of contingent milestone payments that we may be obligated to pay in the future. Of this amount, we expect to pay $2.3 million in 2009. Otherwise, we do not expect to pay any of these contingent milestone payments through December 31, 2009. These remaining milestones relate primarily to manufacturing process development, filing of regulatory applications and receipt of regulatory approval. The above table also excludes future royalty payments and wholesaler distribution fees because they are contingent on product sales.

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

Revenue Recognition. We sell Testim to pharmaceutical wholesalers. Prior to the units being dispensed through patient prescriptions, these companies have the right to return Testim for any reason for up to one-year after product expiration. Revenue for this product is recognized net of estimated product returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, and Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together SAB No. 101). In addition, we must make estimates for discounts and rebates provided to third-party payers and coupons provided to patients. Testim is covered by Medicare, Medicaid and numerous independent insurance and pharmacy benefit managers (PBMs). Some of these programs have negotiated rebates. We obtain estimates of prescription units dispensed under the various rebate programs from the same external sources discussed above. We make estimates of the future rebates based on the external-source reports of volumes and actual contract terms. In addition, we provide coupons to physicians for use with prescriptions as promotional incentives. We utilize a contract service provider to process and pay claims to patients for actual coupon usage. As Testim becomes more widely used and as we continue to add managed care and PBMs, actual results may differ from our previous estimates. To date, our estimates have not resulted in any material adjustments to our operating results.

The collaboration and out-license agreements we have entered into contain multiple elements. For revenues associated with these agreements, we use the revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 101 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, where we have continuing performance obligations, license and milestone payments are recognized together with up-front payments over the term of the arrangement as we complete our performance obligations, unless the delivered elements have stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered elements in the arrangement. In the case where the arrangement is considered to be a single unit of accounting, all cash flows under the arrangements are aggregated and recognized as revenue over the estimated term of the arrangement In addition, in accordance with SAB 104, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected period of the arrangement during which we have continuing performances obligations. In arrangements where we have separate units of accounting, revenue from milestone payments are recognized as revenue upon achievement of the milestone only if the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone.

For Testim, we currently have license and distribution agreements with Paladin to distribute Testim in Canada and with Ipsen to market and distribute Testim worldwide, except for the U.S., Canada, Mexico, Japan, Poland, Russia, South Korea and China, their territories and possessions. Under these agreements, the distributor and the licensee are each required to purchase Testim from us and make up-front, milestone and royalty payments. In November 2008, we agreed with Ipsen to terminate the distribution agreement and transfer the marketing authorizations required to promote and sell Testim in the territory to Ferring. The Ipsen distribution agreement will terminate upon the earlier of the date on which the last of the marketing authorizations held by Ipsen has been transferred, or November 24, 2010. The exclusive appointment of, and license to, Ferring shall commence on a country-by-country basis upon the transfer of the relevant marketing authorizations from Ipsen. Under each of these agreements, the distributor and the licensee may each cancel the agreements if there is a breach of contract or if any party files for bankruptcy. Under the Ferring agreement, a portion of the up-front payment is subject to refund if defined delays are experienced in the transfer of marketing authorizations from Ipsen to Ferring. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to our nonperformance. We are obligated under these agreements to provide multiple deliverables, including the license/product distribution rights, regulatory filing services and commercial product supply. Under EITF No. 00-21, all deliverables under each of these agreements are treated as single units of accounting as the Company does not have evidence to support that the consideration for the undelivered item, Testim units to be shipped, is at fair value. We have deferred revenue recognition for non-refundable up-front and milestone payments until at least the first product shipment under each agreement. Upon product shipment, non-refundable up-front and milestone revenue is recognized as revenue on a straight line basis over the remaining contract term. The amortization period is based upon contractual terms of the respective agreement. As discussed above, in November 2008 the remaining term of the Ipsen agreement was revised to 24 months and, as a result, the amortization period for the then remaining balance of the deferred revenue related to the Ipsen agreement was changed to this remaining term. In May 2006, we began to amortize milestones received under Paladin agreement over its estimated term of 16 years. As of December 31, 2008, payments received under the Ferring agreement have been deferred and no amortization recognized as revenue. Upon product shipment, non-refundable up-front and milestone revenue will be recognized as revenue on a straight-line basis over the remaining contract term which is estimated to be 120 months. When earned by us in future periods, additional milestone payments achieved will be amortized over the remaining estimated of the contracts.

In December 2008, we entered into a development, commercialization and supply agreement with Pfizer (the “Pfizer Agreement”). Under the Pfizer Agreement, we granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAFLEX for the treatment of Peyronie’s and Dupuytren’s in the 27 member countries of the European Union as it existed as of the effective date of the Pfizer Agreement (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the U.K.), as well as Albania, Armenia, Azerbaijan, Belarus, Bosnia & Herzegovina, Croatia, Georgia, Kazakhstan, Kirghiz Republic, Macedonia, Moldova, Montenegro, Serbia, Tajikistan, Uzbekistan,

Turkey, Iceland, Switzerland and Norway (the “Pfizer Territory”). Subject to each Party’s termination rights, the term of the Agreement extends on a country-by-country and product-by-product basis from the date of the Agreement until the latest of (i) the date on which the product is no longer covered by a valid patent or patent application in such country, (ii) the 15th anniversary of the first commercial sale by Pfizer of XIAFLEX in a given country after the receipt of required regulatory approvals and (iii) a generic entry or competitive product containing the same active ingredient with respect to the XIAFLEX in such country (the “Term”). Either Party may terminate the Agreement as a result of the other Party’s breach or bankruptcy. Pfizer may terminate the Pfizer Agreement at will; provided that, during a specified period, such termination right is subject to the occurrence of certain specified events relating to the product, product development and regulatory approval.

Upon contract signing, Pfizer paid us a $75.0 million non-refundable upfront payment. We are recognizing this $75.0 million up-front payment as revenue, net of associated transaction costs of $3.5 million, over the term of the agreement which is currently estimated to be 20 years. In addition, Pfizer may make up to $410 million in potential payments upon the achievement of certain specified regulatory and commercial milestones for XIAFLEX. While development costs will be paid by the Party incurring such costs, Pfizer may, on an indication-by-indication basis, recoup its fifty percent (50%) share of such pre-approval Territory Specific development costs by means of an off-set against the milestone payment due upon first commercial sale for such indication. In addition, Pfizer can recoup up to $2.5 million of Territory Specific regulatory costs associated with product approval related to Dupuytren’s.

Subject to the requirement to make certain specified minimum commercialization payments, Pfizer will also make commercialization payments to us based on a percentage of the aggregate annual net sales of the Product in the Pfizer Territory on a quarterly basis. The percentage of Pfizer’s aggregate annual net sales to be paid to us increases in accordance with the achievement of specified thresholds of aggregate annual net sales of XIAFLEX in the Pfizer Territory and decreases if a generic to the Product or a pharmaceutical product containing the same active ingredient as the Product is marketed in the Pfizer Territory and the market share of such products exceeds a specified threshold. As defined in the contract, the amount of commercialization payments that Pfizer owes us will be reduced upon the occurrence of a supply shortage.

We record sales of Testim net of the following allowances: (a) prompt payment discounts, (b) fees to wholesalers based on shipment activity under the terms of wholesaler service agreements, (c) product returns, (d) managed care contract rebates and government health plan charge backs, and (e) product coupons. The table below provides the balances of accruals relating to each of these allowances as of December 31, 2008 and 2007.

	December 31,
	2008	2007
	(in thousands)
Accounts receivable reserves:
Prompt pay discounts	$295	$240

Accrued liabilities:
Wholesaler service agreements	1,380	1,577
Product returns	2,528	1,674
Managed care contract rebates	7,452	3,950
Product coupons	630	229

Subtotal	11,990	7,430

Total	$12,285	$7,670

The nature of each of these allowances and the methodology we use to determine the reserve accrual with respect to each allowance are described as follows:

(a)	Prompt pay discounts—Prompt payment discounts are offered to all wholesalers in return for payment within 30 days following the invoice date. Based on historical experience, which indicates that virtually all wholesaler payments reflect a deduction for prompt payment discounts, we record sales net of the discount amount. We adjust the reserve at the end of each reporting period to approximate the percentage discount applicable to the outstanding gross accounts receivable balances.

(b)	Wholesaler service agreements—Under contractual agreements with our three largest wholesalers (sales to which collectively represented over 90% of 2008 shipments to all of our customers), we provide a fee for service based on shipment activity. The fee rates are set forth in the individual contracts. We track shipments to each wholesaler every period and accrue a liability relating to the unpaid portion of these fees by applying the contractual rates to such shipments.

(c)	Product returns—Our return policy permits product returns from wholesalers during a period from six months prior to the product’s expiration date until 12 months subsequent to the expiration date. However, once dispensed by a pharmacy, product may not be returned. In order to estimate product returns, we monitor the remaining shelf life of the product when shipped to customers, actual product returns by individual production batches, NPA data (representing retail prescription information) obtained from IMS, and estimated inventory levels in the distribution channel. By analyzing these factors, we estimate return rate for product sales that remain subject to return and record a return reserve.

(d)	Managed care contract rebates and government health plan charge-backs—Managed care contract rebates and government health plan charge backs are rebates and payments provided by us under agreements with private and government heath plans. We accrue the contractual rebates per unit of product for each individual plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan’s prescription growth or contraction, based on data acquired from IMS. The accrual is continually validated through the payment process, typically within a three month cycle.

(e)	Product coupons—Product coupons offer patients the ability to receive free or discounted product through their prescribing physician, to whom we provide an inventory of coupons. We use a third party administrator who invoices us on a monthly basis for the cost of coupons redeemed in the period. Prior to the completion of the financial statements, we generally receive invoices for which the reserve was established. At the end of a reporting period, the accrual for product coupons represents these unpaid invoice amounts and an estimate for unexpired coupons (if any) outstanding. We base our estimates on the historical coupon redemption rate. We maintain the accrual for unexpired coupons based on inventory in the distribution channel and the historical coupon usage, and adjust the accrual whenever changes in coupon usage rate occur.

The following table provides a roll-forward of the revenue allowances discussed above, in the aggregate, for the years ended December 31, 2008, 2007 and 2006.

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Beginning balance	$7,670	$5,882	$2,345
Current estimate related to sales in current period	31,338	21,370	14,382
Current estimate related to sales in prior periods	53	40	36
Current estimate related to change in revenue recognition method (Establish initial reserves for returns) (a)	—	—	1,019
Actual returns / credits in current period related to sales in current period	(20,221)	(14,155)	(9,760)
Actual returns / credits in current period related to sales in prior period	(6,555)	(5,467)	(2,140)

Ending balance	$12,285	$7,670	$5,882

			1,274

(a)	As described in note 2(e) to the Company’s financial statements for the year ended December 31, 2008, as a result of the Company’s change in revenue recognition policy, net revenues for the year ended December 31, 2006 include a one-time benefit of $1,198.

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

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is applicable to other accounting literature that requires fair value measurement and does not require any new fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this statement applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009 the standard also applies to all other fair value measurements. While the adoption of the statement did not materially impact its results of operation or financial position, the Company is required to provide additional disclosures as part of its financial statements.

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

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. The maximum allowable duration of a single issue is three months. Our investment policy permits us to invest in auction rate securities (ARS) with maturities of greater than three months, provided that the interest reset date, the date in which the ARS may be readily liquidated to a market maker, for the ARS is less than three months. Prior to 2008, we classified investments in ARS as current and reported them as “Short-term investments” in our Consolidated Balance Sheet. However, with liquidity issues experienced in global credit and capital markets, the auctions for these securities have failed since February 10, 2008. Since we are unable to predict when the market for these securities will recover, these investments have been classified as non-current and are reported as “Long-term investments” in the Consolidated Balance Sheet at December 31, 2008 and reported at fair value which is $1.2 million below cost. This decline in value is recorded as an unrealized loss in accumulated other comprehensive income. Our ability to access in the near term the funds invested in ARS is dependent on the success of future scheduled auctions, finding a buyer outside the auction process or a decision of the issuer of the securities to call the securities. If the uncertainties in the credit and capital market continue, these markets deteriorate further or there are ratings downgrades on any of the ARS we hold, we may be required to recognize an impairment charge to earnings, if the decline in the value of these securities is assessed to be “other than temporary” under SFAS No. 115.

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents at December 31, 2008, amounting to approximately $113.9 million, were maintained in bank demand accounts, money market accounts, U.S. government backed securities, commercial paper and corporate rate notes. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Auxilium Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Auxilium Pharmaceuticals, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 25, 2009

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$113,943	$70,290
Short-term investments	—	5,800
Accounts receivable, trade	14,352	11,678
Accounts receivable, other	2,610	619
Inventories	9,466	5,142
Prepaid expenses and other current assets	2,466	3,129

Total current assets	142,837	96,658
Property and equipment, net	16,552	7,903
Long-term investments	3,419	—
Other assets	8,379	2,418

Total assets	$171,187	$106,979

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$5
Accounts payable	1,444	3,944
Accrued expenses	46,693	26,742
Deferred revenue, current portion	6,922	748
Deferred rent, current portion	439	358

Total current liabilities	55,498	31,797

Deferred revenue, long-term portion	73,152	9,500

Deferred rent, long-term portion	7,271	1,666

Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 42,414,136 and 40,768,809 shares at December 31, 2008 and 2007, respectively	424	408
Additional paid-in capital	307,659	288,122
Accumulated deficit	(270,455)	(224,168)
Treasury stock at cost 47,219 and 26,276 shares at December 31, 2008 and 2007, respectively	(1,081)	(322)
Accumulated other comprehensive income (loss)	(1,281)	(24)

Total stockholders’ equity	35,266	64,016

Total liabilities and stockholders’ equity	$171,187	$106,979

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2008	2007	2006
Net revenues	$125,377	$95,734	$68,490
Operating expenses:
Cost of goods sold	29,486	24,609	17,692
Research and development*	54,497	42,802	37,900
Selling, general and administrative*	89,482	72,768	61,277

Total operating expenses	173,465	140,179	116,869

Loss from operations	(48,088)	(44,445)	(48,379)
Interest income	1,801	3,744	2,445
Interest expense	—	(4)	(16)
Other income (expense), net	—	—	2

Net loss	(46,287)	(40,705)	(45,948)

Basic and diluted net loss per common share	$(1.12)	$(1.07)	$(1.48)

Weighted average common shares outstanding	41,272,557	38,187,662	30,956,889

* includes the following amounts of stock-based compensation expense:
Research and development	$3,140	$1,180	$397
Selling, general and administrative	8,602	4,857	2,685

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Year Ended December 31, 2008

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Accumulated other comprehensive income (loss)	Total
	Shares	Amount			Shares	Cost
Balance, December 31, 2007	40,768,809	$408	$288,122	$(224,168)	26,276	$(322)	$(24)	64,016
Net loss				(46,287)			—	(46,287)
Unrealized loss on long-term investments							(1,181)	(1,181)
Foreign currency translation adjustment				—			(76)	(76)

Total comprehensive loss				(46,287)			(1,257)	(47,544)
Cashless exercise of common stock warrants	789,913	8	(8)	—	—	—	—	—
Exercise of common stock options	645,562	6	5,460	—	—	—	—	5,466
Exercise of common stock warrants	153,022	2	893	—	—	—	—	895
Employee Stock Purchase Plan purchases	47,587	—	1,184	—	—	—	—	1,184
Issuance of restricted stock	2,750		—	—	—	—	—	—
Issuance in payment of Board fees	6,493	—	199					199
Stock based compensation	—	—	11,742	—	—	—	—	11,742
Adjustment of financing transaction costs	—	—	67	—	—	—	—	67
Treasury stock acquisition	—	—	—	—	20,943	(759)	—	(759)

Balance, December 31, 2008	42,414,136	$424	$307,659	$(270,455)	47,219	$(1,081)	$(1,281)	$35,266

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flow

(In thousands, except share and per share amounts)

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(46,287)	$(40,705)	$(45,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,168	1,404	1,068
Stock-based compensation	11,742	6,037	3,082
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,666)	(2,522)	(4,960)
Decrease (increase) in inventories	(4,324)	(2,335)	1,580
Decrease (increase) in prepaid expenses and other current assets	1,018	(935)	186
Increase in accounts payable and accrued expenses	11,549	9,105	3,479
Increase (decrease) in deferred revenue	69,826	(731)	(2,603)
Increase in deferred rent	5,686	226	547

Net cash used in operating activities	46,712	(30,456)	(43,569)

Cash flows from investing activities:
Purchases of property and equipment	(11,013)	(4,478)	(1,739)
Purchases of short-term investments	(2,400)	(16,902)	(63,335)
Redemptions of short-term investments	2,400	21,011	78,775
Redemptions of long-term investments	1,200	—	—
Purchases of other assets	—	—	(1,900)

Net cash used in investing activities	(9,813)	(369)	11,801

Cash flows from financing activities:
Proceeds from common stock offerings, net of transaction costs	67	50,098	43,300
Proceeds from warrant exercises	894	74	1,043
Payments on debt financings	(5)	(61)	(261)
Employee Stock Purchase Plan purchases	1,184	1,150	239
Proceeds from exercise of common stock options	5,466	5,236	986
Common stock issued in payment of board fees	199	—	—
Purchases of treasury stock	(759)	(209)	(113)

Net cash provided by financing activities	7,046	56,288	45,194

Effect of exchange rate changes on cash	(292)	(8)	29

Increase (decrease) in cash and cash equivalents	43,653	25,455	13,455
Cash and cash equivalents, beginning of period	70,290	44,835	31,380

Cash and cash equivalents, end of period	$113,943	$70,290	$44,835

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

(a) The Company

Auxilium Pharmaceuticals, Inc. along with its subsidiaries, or the Company, is a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. The Company has one marketed product, Testim, a proprietary, topical 1% testosterone gel indicated for the treatment of hypogonadism. In the fourth quarter of 2002, the Company received approval from the U.S. Food and Drug Administration (“FDA”) to market Testim. The Company launched Testim in the first quarter of 2003. The Company currently markets Testim in the U.S. through its own sales force. Testim is also approved for marketing in Belgium, Canada, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, The Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom. The Company currently relies on third parties to market, sell and distribute Testim outside of the U.S.

The Company has five projects in clinical development. XIAFLEX™ (clostridial collagenase for injection) is in phase III of development for the treatment of Dupuytren’s contracture (“Dupuytren’s”), and is in phase IIb of development for the treatment of Peyronie’s disease (“Peyronie’s”), and Adhesive Capsulitis (“Frozen Shoulder syndrome”). The Company’s transmucosal film product candidates for the treatment of overactive bladder (AA4010) and Fentanyl pain product are in phase I of development. The Company has rights to additional pain products and products for hormone replacement and urologic disease using its transmucosal film delivery system. The Company expects to seek partners to further develop these transmucosal film technology product candidates. The Company also has options to all indications using XIAFLEX for non-topical formulations.

(b) Liquidity

The Company commenced operations in the fourth quarter of 1999. Since inception, it has incurred losses and negative cash flows from operations. The Company has been dependent upon external financing, including primarily private and public sales of securities, to fund operations. As of December 31, 2008, the Company had an accumulated deficit of approximately $270,455,000, and expects to incur additional operating losses.

While the Company believes that its current investment balances and expected cash inflows are sufficient for the Company to reach profitability, the Company may require additional financing in the future to execute its intended business strategy. There can be no assurances that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, when and if needed. Failure to raise needed funds on satisfactory terms could have a material impact on the Company’s business, operating results or financial condition.

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

(d) Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, restricted cash deposits, long-term investments, accounts payable, accrued expenses and notes payable approximate fair value due to the short-term nature of those instruments.

(e) Revenue Recognition

The Company sells Testim to pharmaceutical wholesalers, who have the right to return purchased product prior to the units being dispensed through patient prescriptions. Revenue for this product is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, and the SEC’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 (together SAB No. 101). Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. As a basis for estimating future product returns on sales to our customers at the time of shipment, the Company tracks the Testim product return history, together with product expiration dating at time of shipment and levels of inventory in the wholesale channel. Based on the Testim product return history, the Company began, in the first quarter of 2006, recognizing revenue for Testim sales at the time of shipment of the product to our customers. Prior to 2006, the recognition of revenue on product shipments of Testim units was deferred until the units were dispensed through patient prescriptions. Testim revenue is also reduced for estimates of allowances for cash discounts, rebates and patient coupons based on historical experience, and current contract prices and terms with customers. If actual, or expected, customer returns and revenue allowances differ from previous estimates, adjustments of these estimates would be recognized in the period such facts become known.

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

The following individual customers each accounted for at least 10% of total product shipments for any of the respective periods:

	Years Ended December 31,
	2008	2007	2006
Customer A	41.1%	50.1%	48.0%
Customer B	34.4%	27.9%	27.0%
Customer C	17.3%	15.2%	18.0%

	92.8%	93.2%	93.0%

The collaboration and out-license agreements the Company has entered into contain multiple elements. For revenues associated with these agreements, the Company uses the revenue recognition criteria outlined in Staff Accounting Bulletin (SAB) No. 101 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, where the Company has continuing performance obligations, license and milestone payments are recognized together with up-front payments over the term of the arrangement as the performance obligations are completed, unless the delivered elements have stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered elements in the arrangement. In the case where the arrangement is considered to be a single unit of accounting, all cash flows under the arrangements are aggregated and recognized as revenue over the estimated term of the arrangement. In addition, in accordance with SAB 104, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected period of the arrangement during which continuing performances obligations exist. In arrangements where we have separate units of accounting, revenue from milestone payments are recognized as revenue upon achievement of the milestone only if the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone.

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

Accounts receivable, trade are net of allowances for cash discounts, actual returns and bad debts of $406,000 and $302,000 at December 31, 2008 and 2007, respectively.

The following individual customers each accounted for at least 10% of accounts receivable, trade on either of the respective dates:

	December 31,
	2008	2007
Customer A	36.3%	47.0%
Customer B	36.9%	27.0%
Customer C	20.5%	19.0%

	93.7%	93.0%

(h) Inventories

Inventories are stated at the lower of cost or market, as determined using the first-in, first-out method.

(i) Concentration of Supply

The Company has a single source of supply for CPD and two sources of supply for testosterone. In addition, two contract manufacturers produce Testim. The Company attempts to mitigate the risk of supply interruption by maintaining adequate safety stock of raw materials and by scheduling production runs to create safety stock of finished goods. The Company evaluates secondary sources of supply for all its raw materials and finished goods. The Company does not have any long-term minimum commitments for finished goods production or raw materials (see Note 8).

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

(k) Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2008, the Company has not revised the remaining useful lives of any significant assets.

Included in Other assets as of December 31, 2008 is the unamortized balance of the $6,363,000 license agreement payment to BioSpecifics Technologies Corp (”BioSpecifics”), associated with the upfront payment from Pfizer (see Note 6). This payment is being amortized over the estimated 240-month life of the Pfizer agreement.

(l) Research and Development Costs

Research and development costs include salaries and related expenses for development personnel, as well as the costs of operation of the Horsham manufacturing facility and fees and costs paid to external service providers. Costs of external service providers include both clinical trial costs and the costs associated with non-clinical support activities such as toxicology testing, manufacturing process development and regulatory affairs. External service providers include contract research organizations, contract manufacturers, toxicology laboratories, physician investigators and academic collaborators. Research and development costs, including the cost of product licenses prior to regulatory approval, are charged to expense as incurred.

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

Total stock-based compensation expense recorded for the year ended December 31, 2008, 2007 and 2006 amounted to $11,742,000, $6,037,000 and $3,082,000, respectively. As required by SFAS No. 123R, the $437,000 balance of deferred compensation of January 1, 2006 relating to prior restricted stock grants was reclassified to additional paid-in capital.

(o) Comprehensive Income (Loss)

The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for the reporting and presentation of comprehensive income and its components in financial statements. The Company’s comprehensive loss is presented within the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Loss.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net loss	$(46,287)	$(40,705)	$(45,948)

Denominator:
Weighted-average common shares outstanding	41,441,916	38,408,314	31,104,053
Weighted-average unvested restricted common shares subject to forfeiture	(169,359)	(220,652)	(147,164)

Shares used in calculating net loss applicable to common stockholders per share	41,272,557	38,187,662	30,956,889

Basic and diluted net loss per common share	$(1.12)	$(1.07)	$(1.48)

Diluted net loss per common share is computed giving effect to all dilutive potential common stock, including options, and warrants. Diluted net loss per common share for all periods presented is the same as basic net loss per common share because the potential common stock is anti-dilutive. Anti-dilutive common shares not included in diluted net loss per common share are summarized as follows:

	December 31,
	2008	2007	2006
Common stock options	4,425,624	3,776,105	3,548,903
Warrants	1,124,768	2,281,939	2,903,257
Restricted common stock	142,000	198,072	232,544

	5,692,392	6,256,116	6,684,704

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

(r) Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are charged to expense as incurred. Advertising expenses for the years ended December 31, 2008, 2007 and 2006 were $403,000, $926,000 and $600,000, respectively.

(s) New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is applicable to other accounting literature that requires fair value measurement and does not require any new fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this statement applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. As of January 1, 2009 the standard also applies to all other fair value measurements. While the adoption of the statement did not materially impact its results of operation or financial position, the Company is required to provide additional disclosures as part of its financial statements.

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

As of December 31, 2008, the Company held certain investments classified as “available for sale” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are required to be measured at fair value on a recurring basis. These are investments in cash equivalents and auction-rate securities (ARS). In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for these financial assets as of December 31, 2008 (in thousands):

	December 31, 2008
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$113,943	$113,943	$—	$—
Long-term investments:
Auction rate securities	3,419	—	—	3,419

Total financial assets	$117,362	$113,943	$—	$3,419

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the year ended December 31, 2008 (in thousands):

Long-term Investments	Year ended December 30, 2008
Beginning balance	$—
Transfers into Level 3	5,800
Settlements	(1,200)
Unrealized loss- included in Other comprehensive loss	(1,181)

Ending balance	$3,419

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

(3) Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2008 and 2007 demand deposits, money market accounts, commercial paper, U.S. Treasury and agency obligations, and corporate notes comprised all of the Company’s cash and cash equivalents.

Short-term investments at December 31, 2007 consist of corporate auction-rate securities (ARS) with original maturities ranging up to 40 years. ARS have interest reset dates of 28 or 35 days. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be sold. The Dutch auction mechanism, which allows investors to sell or hold the securities at par, had in the past provided a liquid market for these types of securities. Given this liquidity, the Company had prior to 2008 classified investments in ARS as current and reported them as “Short-term investments” in its Consolidated Balance Sheet. However, with liquidity issues experienced in global credit and capital markets, the auctions for these securities have failed since February 10, 2008. Since the Company is unable to predict when the market for these securities will recover, these investments have been classified as non-current and are reported as “Long-term investments” in the Consolidated Balance Sheet at December 31, 2008.

The following summarizes cash, cash equivalents and short-term investments (in thousands):

	December 31,
	2008	2007
Cash and Cash Equivalents
Demand deposits	$3,660	$2,745
Money market accounts	75,758	61
Commercial paper	1,997	30,813
Obligations of U.S. Government	31,499	22,615
Corporate notes	1,029	14,056

	$113,943	$70,290

Short-term Investments
Auction rate securities	$—	$5,800

(4) Inventories

Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Raw materials	$3,085	$2,371
Work-in-process	341	1,508
Finished goods	6,040	1,263

	$9,466	$5,142

(5) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated useful life	December 31,
		2008	2007
Office furniture, computer equipment and software	3 to 5 years	$3,965	$2,910
Manufacturing equipment	3 to 10 years	3,894	2,673
Laboratory equipment	7 years	547	353
Leasehold improvements	lease term	10,071	3,240

		18,477	9,176
Less accumulated depreciation and amortization		(5,686)	(3,711)

		12,791	5,465
Construction-in-progress—laboratory and manufacturing equipment		3,761	2,438

		$16,552	$7,903

Depreciation expense was $2,130,000, $1,315,000 and $975,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(6) Collaboration and License Agreements

(a) BioSpecifics

In June 2004, the Company entered into a development and license agreement with BioSpecifics and amended such agreement in May 2005, December 2005 and December 2008 (the “BioSpecifics Agreement”). Under the BioSpecifics Agreement, the Company was granted exclusive worldwide rights to develop market and sell certain products containing BioSpecifics’ enzyme XIAFLEX. The Company’s licensed rights concern the development of products, other than dermal formulations labeled for topical administration. Currently, the Company is developing XIAFLEX for the treatment of Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder syndrome. The Company may expand the BioSpecifics Agreement, at its option, to cover other indications as they are developed by the Company or BioSpecifics.

The BioSpecifics Agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. The Company may terminate the BioSpecifics Agreement with 90 days written notice.

The Company must pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage of net sales for products. Such percentage may vary depending on whether BioSpecifics exercises the supply option. If BioSpecifics exercises its supply option, commencing on a specified date, BioSpecifics will be responsible for supplying either by itself or through a third party other than a back-up supplier qualified by the Company, a specified portion of the commercial supply of the product required outside the territory licensed to Pfizer pursuant to the Pfizer Agreement described in (b) below. In addition, the percentage may be reduced if (i) BioSpecifics fails to supply commercial product supply in accordance with the terms of the BioSpecifics Agreement; (ii) market share of a competing product exceeds a specified threshold; or (iii) the Company is required to obtain a license from a third party in order to practice BioSpecifics’ patents without infringing such third party’s patent rights.

As a result of the December 2008 amendment to the BioSpecifics Agreement, which became effective when we executed the agreement with Pfizer, the Company must pay BioSpecifics 8.5% of the upfront and milestone payments received from Pfizer. With regard to any other sublicensee, the Company must pay BioSpecifics a specified percentage of sublicense income it receives from any other sublicensee, including upfront payments and milestone payments, and an amount equal to a specified mark-up of the cost of goods sold for products sold by the Company that are not manufactured by or on behalf of BioSpecifics, provided that, in the event BioSpecifics exercises the supply option, no payment will be due for so long as BioSpecifics fails to supply the commercial supply of the product in accordance with the terms of the BioSpecifics Agreement.

The amount of $6,375,000 payable to BioSpecifics as a result of the $75,000,000 up-front Pfizer payment was recorded as a deferred charge and is being amortized on a straight-line basis to Cost of goods sold over the estimated 240 month life of the Pfizer Agreement. At December 31, 2008, the unamortized balance of $6,363,000 is included in Other assets.

Finally, the Company is obligated to make contingent milestone payments upon the filing of regulatory applications and receipt of regulatory approval. Additional milestone obligations will be due if we exercise an option to develop and license XIAFLEX for additional medical indications. Pursuant to the BioSpecifics Agreement, the milestone for each additional indication is $500,000, except for cellulite which is $1,000,000.

(b) Pfizer

In December 2008, the Company entered into a development, commercialization and supply agreement with Pfizer (the “Pfizer Agreement”). Under the Pfizer Agreement, the Company granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAFLEX for the treatment of Peyronie’s and Dupuytren’s in the 27 member countries of the European Union as it existed as of the effective date of the Pfizer Agreement (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania,

Slovakia, Slovenia, Spain, Sweden and the United Kingdom), as well as Albania, Armenia, Azerbaijan, Belarus, Bosnia & Herzegovina, Croatia, Georgia, Kazakhstan, Kirghiz Republic, Macedonia, Moldova, Montenegro, Serbia, Tajikistan, Uzbekistan, Turkey, Iceland, Switzerland and Norway (the “Pfizer Territory”). Subject to each party’s termination rights, the term of the Pfizer Agreement extends on a country-by-country and product-by-product basis from the date of the Pfizer Agreement until the latest of (i) the date on which the product is no longer covered by a valid patent or patent application in such country, (ii) the 15th anniversary of the first commercial sale by Pfizer of XIAFLEX in a given country after the receipt of required regulatory approvals and (iii) a generic entry or competitive product containing the same active ingredient with respect to the XIAFLEX in such country (the “Term”).

Upon contract signing, Pfizer paid the Company a $75,000,000 non-refundable upfront payment. This up-front payment, net of associated transaction costs of $3,529,000 has been deferred and is being recognized as revenue on a straight-line basis over the term of the agreement which is currently estimated to be 20 years. In addition, Pfizer may make up to $410 million in potential payments upon the achievement of certain specified regulatory and commercial milestones for XIAFLEX (on an indication-by-indication basis or for the product as a whole, as the case may be). $150 million in milestones may be paid to us relating to the achievement of certain specified regulatory milestones, and the remaining $260 million that may be made relate to the achievement of certain specified commercial milestones. Subject to the requirement to make certain specified minimum commercialization payments, Pfizer will make commercialization payments to us based on a percentage of the aggregate annual net sales of XIAFLEX in the Territory on a quarterly basis. The percentage of Pfizer’s aggregate annual net sales to be paid to us increases in accordance with the achievement of specified thresholds of aggregate annual net sales of XIAFLEX in the Pfizer Territory and decreases if a generic to XIAFLEX or a pharmaceutical product containing the same active ingredient as XIAFLEX is marketed in the Pfizer Territory and the market share of such products exceeds a specified threshold. The amount of commercialization payments that Pfizer owes us will be reduced upon the occurrence of a supply shortage described below.

Pfizer will obtain XIAFLEX exclusively from the Company. The consideration payable by Pfizer for the commercial supply is included in the commercial payment discussed above. In the event that the Company is unable to supply 75% of the amount of the product ordered by Pfizer, then Pfizer’s commercialization payments will be reduced by 25% during the shortage. In the event that the Company is unable to supply 67% of the amount of the product ordered by Pfizer for a period of eight consecutive months, then (i) the 25% reduction of commercialization payments will continue and (ii) Pfizer will have the option, subject to certain specified exceptions, to engage a third party to manufacture the product. The Company will have the right to re-establish supplying XIAFLEX if the Company can demonstrate, to Pfizer’s satisfaction, that it can meet Pfizer’s requirements for product and if the Company indemnifies Pfizer for any expenses associated with any third party manufacturer engaged by Pfizer. Pfizer will also have the right to engage a third party to manufacture XIAFLEX in the event that Pfizer is making commercialization payments based on the minimum commercialization payments discussed above.

If the Company desires to develop or commercialize the active ingredient in XIAFLEX in an indication outside of the indications of Dupuytren’s and Peyronie’s in the Pfizer Territory, then Pfizer shall have a right of negotiation with respect to such indication in the Pfizer Territory. If Pfizer does not desire to develop or commercialize the active ingredient in XIAFLEX for such new indication, the Company may do so, provided that it is able to sufficiently differentiate, to Pfizer’s satisfaction, the active ingredient in XIAFLEX for such indication such that it is not susceptible to use for Dupuytren’s and Peyronie’s. The Pfizer Agreement provides certain agreed-upon formulations that are deemed sufficiently differentiated.

Development costs will be borne by the Party incurring such costs; provided, that the Parties will share development costs associated with activities solely associated with obtaining product approval in the Pfizer Territory. However, Pfizer may, on an indication-by-indication basis, recoup its fifty percent (50%) share of such pre-approval development costs by means of an off-set against the milestone payment due upon first commercial sale for such indication. Pfizer will be responsible for regulatory costs associated with product approval in the Pfizer Territory, and Pfizer may also recoup up to $2.5 million with respect to such regulatory costs related to Dupuytren’s. Pfizer is solely responsible for costs associated with commercializing XIAFLEX in the Pfizer Territory.

The Company is primarily responsible for development activities prior to granting of product approval, and Pfizer is primarily responsible for development activities in the Territory thereafter. All development activities will be undertaken pursuant to a defined plan. Pfizer is responsible for preparation of regulatory materials necessary for obtaining and maintaining regulatory approvals. Pfizer is solely responsible for commercializing XIAFLEX in the Territory during the term of the Pfizer Agreement subject to a defined plan. The Company will control product development at all times outside of the Territory.

Either Party may terminate the Pfizer Agreement as a result of the other party’s breach or bankruptcy. Pfizer may terminate the Pfizer Agreement at will; provided that, during a specified period, such termination right is subject to the occurrence of certain specified events relating to the product, product development and regulatory approval.

(c) CPEX Pharmaceuticals

In May 2000, Bentley granted the Company an exclusive, worldwide, royalty-bearing license to make and sell products incorporating its patented transdermal gel formulation technology that contains testosterone (the “May 2000 License”). The Company produces Testim under the May 2000 License. The term of the May 2000 License is determined on a country by country basis and extends until the later of patent right termination in a country or 10 years from the date of first commercial sale. In May 2001, Bentley granted the Company similar rights for a product containing another hormone, the term of which is perpetual. Under these agreements, the Company is required to make up-front and milestone payments upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval. In June 2008, CPEX was spun out of Bentley and is the assignee of certain Bentley assets, including the license agreements and patents we licensed under those agreements.

In addition to its royalty obligations, the Company is obligated to pay certain upfront payments and milestones under the license agreements with CPEX. Through December 31, 2008, the Company has made aggregate upfront and milestone payments under the two license agreements with CPEX of $625,000. If all events under the CPEX license agreements occur, the Company would be obligated to pay a maximum of an additional $1,025,000 in milestone payments.

(d) Ipsen

The Company entered into a license and distribution agreement with Ipsen in March 2004. This agreement is exclusive and royalty-bearing for the longer of ten years from the date of first commercial sale by country or the life of the CPEX patent, including any newly issued patents. The European patent that is licensed from CPEX for Testim expired in November 2006. The European Patent Office granted a new patent, which is included in the Company’s license from CPEX, on August 29, 2007. That patent will expire in April 2023. Under this agreement, the Company granted Ipsen an exclusive license to use and sell Testim on a worldwide basis outside the U.S., Canada, Mexico, and Japan, and in January 2008, we amended that agreement to exclude, in addition, China, Poland, Russia, and South Korea and their territories and possessions.

In November 2008, the Company agreed with Ipsen to terminate its distribution agreement for Testim and transfer the marketing authorizations required to promote and sell Testim in the territory to Ferring. The Ipsen distribution agreement will terminate upon the earlier of the date on which the last of the marketing authorizations for the 15 countries currently held by Ipsen (Germany, United Kingdom, Italy, Spain, Greece, Belgium, Netherlands, Sweden, Finland, Norway, Denmark, Iceland, Ireland, Luxembourg, and Portugal) has been transferred, or November 24, 2010. The Company has paid Ipsen $750,000 under the termination agreement and agreed to make additional payments to Ipsen of up to $1,750,000 contingent upon transfer of the marketing authorizations. The remaining balance of deferred revenue associated with the Ipsen agreement, amounting to approximately $6,641,000 after deducting these obligations, as of termination agreement is being amortized over its remaining 24 month term.

(e) Ferring

In November 2008, the Company entered into a distribution and license agreement with Ferring. Pursuant to the agreement, the Company appointed Ferring as its exclusive distributor of Testim in certain European countries. The Company also granted Ferring an exclusive, royalty-bearing license to import, market, sell and distribute Testim in these countries. The exclusive appointment and license shall commence on a country-by-country basis upon the transfer of the relevant marketing authorizations from Ipsen. Ferring is required to purchase all Testim supply from us and to make certain sales milestone and royalty payments. In addition, Ferring made an up-front payment of $2,000,000 and is required to make certain milestone payments to the Company totaling $4,500,000 related to the transfer of the marketing authorizations in each European country within the territory.

The up-front payment received from Ferring has been deferred until at least the first product shipment by Ferring. Upon product shipment, non-refundable up-front and milestone revenue will be recognized as revenue on a straight-line basis over the remaining contract term which is estimated to be 120 months.

(f) Paladin

The Company entered into a license and distribution agreement with Paladin in December 2006. We granted Paladin an exclusive license to use and sell Testim in Canada. The terms of this agreement require Paladin to purchase all Testim supply from the Company. Paladin made up-front payments amounting to $500,000 upon contract signing and is required to make milestone and royalty payments. The up-front payments received from Paladin are being recognized as revenue on a straight-line basis over the contract term which is estimated to be 192 months. When earned by us in future periods, additional milestone payments achieved will be amortized over the remaining estimated of the contract.

(g) PharmaForm

In June 2003, the Company entered into a license agreement with PharmaForm. Under this agreement, as amended, the Company was granted an exclusive, worldwide, royalty-bearing license to develop, make and sell products that contain hormones or that are used to treat urologic disorders incorporating PharmaForm’s oral transmucosal film technology for which there is an issued patent in the U.S. The term of this license agreement is for the life of the licensed patents.

In February 2005, the Company entered into an additional license agreement with PharmaForm. Under this agreement, the Company was granted exclusive, worldwide royalty-bearing rights to develop, manufacture and market eight compounds using PharmaForm’s proprietary transmucosal film technology for the management of pain, including acute and chronic pain. As of the fourth anniversary of the effective date, the agreement covers only those compounds for which we have initiated formulation development. The term of this license agreement continues on a product by product and country by country basis until the later of ten years after the first commercial sale or last to expire patent covering the licensed technology. The compounds that may be developed include opioids as well other types of analgesics. In addition, we will have on-going royalty payment obligations to PharmaForm. The timing of the remaining payments, if any, is uncertain.

The Company also entered into a research and development agreement with PharmaForm on a fee for service basis. We will be the sole owner of any intellectual property rights developed in connection with this agreement.

(7) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Payroll and related expenses	$8,283	$6,757
Royalty expenses	10,541	3,236
Research and development expenses	4,926	5,121
Sales and marketing expenses	2,491	1,564
Testim rebates, discounts and returns accrual	11,990	7,430
Pfizer Agreement expenses	3,000	—
Other expenses	5,462	2,634

	$46,693	$26,742

(8) Commitments and Contingencies

(a) Leases

The Company leases its main office space and a manufacturing facility under noncancellable operating leases that expire in 2013 and 2017, respectively. The Company also leases office equipment and automobiles. Rent expense was $4,001,000, $3,482,000 and $1,606,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

The initial term of the lease agreement, as amended, for the Company’s headquarters facility in Malvern, Pennsylvania expires on December 31, 2013. Under this lease, the Company received allowances to improve the leased facility of approximately $1,068,000. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life of the improvements or the life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The new lease includes a period of free rent and escalating minimum rent payments. The Company records rent expense for the minimum lease payments on a straight-line basis. Under the February 2008 amendment to the lease agreement, the Company received an additional $397,000 improvement allowance for the leased space which, as of December 31, 2008, had not been requested.

On September 1, 2006, the Company entered into a lease agreement for an existing biological manufacturing facility in Horsham, Pennsylvania that has an initial term ending January 1, 2017 and that may be extended for two consecutive five-year periods. The Company maintains a bank letter of credit in the amount of $1,900,000 as a security deposit which is collateralized by a bank deposit of equal amount. This $1,900,000 bank deposit is included in other long-term assets at December 31, 2008 and 2007. The lease provides free rent for the first three months and, thereafter, for escalating minimum rent payments. The Company records rent expense for the minimum lease payments on a straight-line basis. As provided under the lease agreement, the Company received, in August 2008, approximately $3,700,000 as an allowance for improvements made to the Horsham manufacturing facility and the monthly rent payments were increased by approximately $56,000 for the amortization of this amount over the remaining initial term of the lease. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The leasehold improvements are being amortized over the shorter of the life of the improvements or the life of the lease. The deferred rent credit is amortized as a reduction of rent expense on a straight-line basis over the remaining initial term of the lease.

On September 29, 2008, the Company entered into an amendment of the lease agreement for the Horsham manufacturing facility. Under this amendment, the landlord made available additional tenant improvement allowances of up to $5,250,000, net of administration fees. As of December 31, 2008, $2,000,000 of these tenant improvements have been requested, but not received. The remaining balance of tenant improvements will expire if not used by December 31, 2010.

Future minimum lease payments under noncancellable operating leases for manufacturing facilities, office space, equipment and automobiles as of December 31, 2008, and as adjusted for the February 2008 Malvern lease amendment, are as follows (in thousands):

January 1, 2009 to December 31, 2009	$4,581,000
January 1, 2010 to December 31, 2010	$4,280,000
January 1, 2011 to December 31, 2011	$4,015,000
January 1, 2012 to December 31, 2012	$4,071,000
January 1, 2013 to December 31, 2013	$4,300,000
January 1, 2014 and thereafter	$9,985,000

(b) Supply Agreements

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

In contemplation of the Supply Agreement, the Company paid $840,000 to Hollister-Stier pursuant to an agreement to secure manufacturing slots for the production of the Product during the period from April 2009 to March 2010 (the Reservation Fee). The Reservation Fee is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2008. It will be applied to the purchase price of Products scheduled for purchase by the Company under the Supply Agreement during this period and is subject to forfeiture up to a maximum amount of $300,000 if the scheduled purchases are not made.

(c) Research, Development and License Commitments

As discussed in Note 6, the Company has entered into various licensing agreements. Through December 31, 2008, the Company has made aggregate milestone payments under all agreements of $9,625,000. The Company could make an additional $27,725,000 of contingent milestone payments under all agreements if all underlying events occur over the life of the agreements.

(d) Manufacturing Agreement

In July 2005, the Company entered into an agreement with Cobra Biologics Ltd., or Cobra, for the process development, scale up and manufacture of XIAFLEX for phase II/III clinical trials (the Manufacturing Agreement). Through an agreement dated July 14, 2006 (the Amended Manufacturing Agreement), the Company terminated the Manufacturing Agreement and agreed that Cobra will manufacture the XIAFLEX batches needed for clinical trials and for the biological license application (BLA) to be filed under the U.S. Federal Food, Drug and Cosmetic Act and related applicable regulations and will provide related services upon our request. In November 2006, the Company entered into a letter agreement with Cobra (the Amendment) that further amended the Amended Manufacturing Agreement. Under the Amendment, the Company paid $1.1 million to Cobra and Cobra agreed to complete only one BLA batch of the active ingredient for XIAFLEX and perform certain other services as may be agreed to by the parties.

(e) Co-promotion Agreement

In April 2005, the Company entered into a co-promotion agreement (the Oscient Agreement) with Oscient Pharmaceuticals, Inc., or Oscient. The Oscient Agreement provided that Oscient would have the exclusive right to co-promote Testim to primary care physicians in the U.S., while the Company would continue to promote Testim using its specialty sales force that calls on urologists, endocrinologists and select primary care physicians. Oscient’s compensation for its services was based on a specified percentage of gross profit from Testim sales attributable to primary care physicians in the U.S. (the Oscient co-promotion fees). In, addition, Oscient and the Company agreed to utilize a joint marketing and promotion plan and to share equally in such expenses. The initial term of the Oscient Agreement was extended to April 30, 2007. On September 1, 2006, the Company entered into a letter agreement with Oscient which sets forth the terms and conditions upon which Oscient and Auxilium mutually agreed to terminate the Oscient Agreement prior to the expiration of its initial term. Pursuant to the Termination Agreement, the Company paid Oscient the sum of $1,800,000 for the early termination and the Oscient Agreement terminated at the close of business on August 31, 2006, with certain specified provisions surviving termination, and Oscient ceased all promotion activities related to Testim at that time. Oscient co-promotion fees incurred in 2006 were $4,508,000.

For the period in 2006 during which the Oscient Agreement was in effect, the Company invoiced and recorded in its financial statements all sales of Testim, including those sales to primary care physicians that exceed the specified threshold in the Oscient Agreement, as well as the gross profit earned on all sales. The Company also recorded its share of promotional expenses incurred and the Oscient co-promotion fees as “Selling, general and administration” operating expenses in its consolidated statement of operations.

(9) Income Taxes

At December 31, 2008, the Company had Federal net operating loss carryforwards of approximately $231.8 million, which will expire in 2019 through 2028, if not utilized. In addition, the Company had state net operating loss carryforwards of approximately $151.0 million, of which $79.8 million relate to Pennsylvania, which expires in 2010 through 2028 if not utilized. Future utilization of Pennsylvania net operating loss carryforwards are limited to the greater of 12.5% of Pennsylvania taxable income or $3.0 million per year. At December 31, 2008, the Company had Federal research and development credits of approximately $5.5 million that will expire in 2020 through 2028, if not utilized.

The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards. Generally, a change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company’s ability to utilize its carryforwards from the tax periods prior to the ownership change.

During 2008, the Company conducted a study to determine whether it has experienced any ownership changes, as defined by the Act. As a result of the study the Company has concluded that it has undergone multiple ownership changes in previous years. Accordingly, the Company’s ability to utilize the aforementioned carryforwards will be limited on an annual basis. The Company believes that such limitations may result in approximately $10.7 million and $9.4 million of Federal and state net operating loss carryforwards, respectively, expiring prior to utilization.

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Net operating losses	$74,118	$71,896
Research and development credit	5,547	4,341
Depreciation and amortization	2,518	2,539
Accruals and reserves	7,994	3,154
Deferred revenue	3,286	3,835
Stock compensation	5,847	2,826
Other temporary differences	79	83

Gross deferred tax assets	99,389	88,674

Deferred tax assets valuation allowance	(99,389)	(88,674)

	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2008 and 2007. The valuation allowance in 2008 increased by $10.7 million over 2007 related primarily to additional net operating losses incurred by the Company.

The Company and its subsidiaries file income tax returns in the United Kingdom, United States and local tax jurisdictions in the United States. Presently, the Company has not been contacted by the Internal Revenue Service or any state tax jurisdictions for examination of its income tax returns for open periods. As the Company has generated losses since inception, all periods from 1999 through 2008, are open to examination.

As of December 31, 2008, the Company believes that there are no significant uncertain tax positions, and no amounts have been recorded for interest and penalties. The Company does not anticipate any events that would require it to record a liability related to any uncertain tax position as prescribed by FIN 48.

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

(11) Warrants

As of December 31, 2008, the Company had the following common stock warrants outstanding:

Expiration date	Number of warrants	Exercise price
June 2010	408,567	$5.84
Oct. 2010	716,201	5.63

	1,124,768

(12) Employee Stock Benefit Plans

(a) Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. Employees may contribute up to 10% of their compensation to the 2006 Employee Stock Purchase Plan. The purchase price is 85% of the fair value per share of common stock on the date the purchase period begins or the date on which the purchase period ends, whichever is lower. The plan restricts the maximum number of shares that an employee may purchase to 15,000 shares during each semi-annual purchase period and to $25,000 worth of common stock during each year. There is a maximum of 300,000 shares issuable under the 2006 Employee Stock Purchase Plan. In January 2007, July 2007, December, 2007 and June 2008, employees purchased 39,721, 37,920, 28,810, and 25,602 shares of common stock at a price of $6.8595, $12.4865, $14.0505 and $25.4915 per share, respectively, representing 85% of the closing price of the common stock on July 3, 2006, January 2, 2007, July 2, 2007 and December 31, 2007, respectively, the purchase price for the first day at the beginning of each respective purchase. On December 31, 2008, 21,985 shares of common stock at a price of $24.1740 per share, representing 85% of the closing price of the common stock on December 31, 2008, the purchase price for the last day at the purchase period.

The 2004 Employee Stock Purchase Plan, which was terminated in 2006, permitted employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. Under this plan, employees purchase an aggregate amount of 60,544 shares at a price of $3.95 in June 2006.

(b) Stock Options and Stock Awards

Under the Company’s 2004 Equity Compensation Plan, amended and restated June 13, 2007, (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and service providers. In June 2007, the stockholders authorized the increase of shares authorized for issuance under the 2004 Plan to 8,000,000 shares. The Compensation Committee of the Board of Directors (the Compensation Committee) administers the 2004 Plan and has delegated to each of the Company’s Chief Executive Officer and Chief Financial Officer the authority to grant stock options to newly hired employees and promoted employees below the Vice President level within specified parameters. Beginning in 2008, the members of the Board of Directors may annually elect to receive all, or a designated portion, of their fees in the form of common stock instead of cash. The shares issued pursuant to such elections by Board members are issued under the 2004 Plan. During the year ended December 31, 2008, such issuances amounted to 6,493 shares having an aggregate fair value of $199,000 on the dates of issuance. Otherwise, the Company has, to date, granted only nonqualified stock options and restricted stock awards under the 2004 Plan. Stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, and generally have a ten-year contractual term and vest no later than four years from the date of grant (with some providing for automatic vesting upon a change of control of the Company). The Company issues new shares of common stock upon exercise of stock options. At December 31, 2008, there were 1,241,772 shares available for future grants under the 2004 Plan.

(c) General Stock Option Information

The following tables summarize stock option activity for the three years ended December 31, 2008:

	Years Ended December 31,
	2008	2007	2006
Options outstanding:
Outstanding at beginning of period	3,776,105	3,548,903	2,101,498
Granted	1,568,359	1,339,240	1,864,323
Exercised	(645,562)	(826,034)	(185,970)
Cancelled	(273,278)	(286,004)	(230,948)

Outstanding at end of period	4,425,624	3,776,105	3,548,903

Exercisable at end of period	1,418,731	1,153,052	1,293,361

Weighted average exercise prices:
Outstanding at beginning of period	$10.27	$7.40	$5.92
Granted	32.00	15.29	8.94
Exercised	8.47	6.34	5.30
Cancelled	19.48	9.53	7.98

Outstanding at end of period	17.67	10.27	7.40

Exercisable at end of period	9.36	7.21	6.26

During the year ended December 31, 2008, the Company granted 1,388,359 standard non-qualified stock options and 180,000 performance-based non-qualified stock options to employees to purchase shares of the Company’s common stock pursuant to the 2004 Plan. The options expire ten years from date of grant and their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted. The standard non-qualified stock options vest no later than four years from the grant date, assuming continued employment of the grantee. The performance-based options were awarded to certain officers. The ultimate amount of performance options that will accrue to these grantees is dependent upon attainment of one of the defined levels of performance related to the submission of the BLA for XIAFLEX™ for the treatment of Dupuytren’s to the FDA, or the timing of a change in control of the Company prior to July 1, 2009. The full amount of the performance award is earned if the BLA is submitted to the FDA on or before March 31, 2009 and the FDA has granted an expedited review for the BLA. Two-thirds of the performance award is earned if the BLA is submitted on or before March 31, 2009 and the FDA did not grant an expedited review, or if there is a change in control of the Company on or before March 31, 2009. One-third of the performance award is earned if the BLA is submitted, or if there is a change in control of the Company, during the period from April 1, 2009 to June 30, 2009. None of the performance award is earned if the BLA is filed, or there is a change in control, after June 30, 2009. Each performance-based option has an exercise price of $32.72 and vests 33- 1/3% on each 10 month anniversary of the date the performance goal is met. If the performance goal has been met and there is a change in control of the Company while the grantee is employed by, or providing service to the Company, any portion of the option that has not yet become exercisable shall automatically become immediately exercisable in full.

Of the 273,278 options cancelled during 2008, 260,253 represented unvested options forfeited with an average exercise price of $20.04 and 13,025 represented vested options cancelled with a weighted average exercise price of $8.14. The aggregate intrinsic value of options outstanding and of exercisable options as of December 31, 2008 was $53,786,000 and $27,072,000, respectively. These aggregate intrinsic values represent the total pretax intrinsic value, based on the Company’s stock closing price of $28.44 as of December 31, 2008, that would have been received by the option holders had all option holders exercised their options as of that date.

The weighted-average grant date fair value of the options issued in 2008, 2007 and 2006 was $16.11, $8.30 and $5.84, respectively. The total fair value of options vested in 2008, 2007 and 2006 was $10,548,000, $3,663,000 and $1,143,000, respectively. The total intrinsic value of options exercised in 2008, 2007 and 2006 was $15,925,000, $9,119,000 and $901,000, respectively. As of December 31, 2008, the weighted average remaining contractual life of outstanding options and of exercisable options was 8.09 and 7.18 years, respectively.

The total number of in-the-money options exercisable as of December 31, 2008 was 1,418,031.

(d) Restricted Stock Information

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the three years ended December 31, 2008:

	Years Ended December 31,
	2008	2007	2006
Nonvested shares:
At beginning of period	198,072	232,544	81,451
Granted	2,750	15,000	200,000
Vested	(58,822)	(48,742)	(48,794)
Forfeited	—	(730)	(113)

At end of period	142,000	198,072	232,544

Weighted average grant date fair value:
At beginning of period	$7.92	$7.47	$6.67
Granted	32.67	13.39	7.81
Vested	8.72	7.48	7.50
Forfeited	—	7.50	7.50
At end of period	8.07	7.92	7.47

In addition to the above restricted stock grants, on September 17, 2008, the Company established a performance plan for employees responsible for the submission of the BLA for XIAFLEX, for the treatment of Dupuytren’s to the FDA. Under this performance plan, 21,000 or 14,750 restricted shares will be earned by these employees if the BLA is filed by two specific dates in the first quarter of 2009, respectively. The restrictions of these shares will lapse upon FDA acceptance of the BLA.

(e) Valuation and Expense Information under SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including stock options and employee stock purchases under the Company’s employee stock purchase plan, based on estimated fair values. The fair value of each share-based award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table. The expected volatility is based on the blended historical volatility of the Company and the historical volatility of peer group companies. The Company uses the simplified calculation of expected option life, described in SAB No. 107, because the Company’s history is inadequate to determine a reasonable estimate of the option life. The dividend yield is determined based on the Company’s history to date and management’s estimate of dividends over the option life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant.

	Year Ended December 31,
	2008	2007	2006
Weighted average assumptions:
Expected life of options (in years)	6.17	6.09	6.25
Risk-free interest rate	3.13%	4.59%	4.90%
Expected volatility	47.90%	50.18%	66.47%
Expected dividend yield	0.00%	0.00%	0.00%

Pre-vesting forfeitures are estimated in the determination of total stock-based compensation cost based on Company experience. The estimate on pre-vesting forfeitures will be adjusted in future periods to the extent actual pre-vesting forfeitures differ, or are expected to differ, from such estimates.

Cumulative expense of approximately $770,000 of associated with the 2008 performance-based non-qualified stock options grants and the BLA performance plan established on September 17, 2008 described above was recorded in the fourth quarter of 2008 because the Company determined during the quarter that it is probable that the BLA will be filed in early 2009. Since it was not yet probable as of December 31, 2008 that the FDA will grant an expedited review of the BLA, no expense has been recognized through December 31, 2008 for any additional 2008 performance-based non-qualified stock options that may be earned if such review is granted. As of December 31, 2008, there was approximately $22,430,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.29 years. Future grants will add to this total, whereas future amortization and the vesting of existing grants will reduce this total.

(13) Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering substantially all U.S. employees. The board of directors determines contributions made by the Company annually. The Company made matching contributions of $317,000, $274, 000 and $170,000 in 2008, 2007, and 2006, respectively.

In 2001, the Company adopted a defined contribution plan covering substantially all United Kingdom employees. The Company made contributions of $56,000, $63,000 and $80,000 in 2008, 2007, and 2006, respectively.

(14) Unaudited Quarterly Financial Information (in thousands, except share and per share amounts):

	2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$27,117	$30,901	$32,585	$34,775
Cost of goods sold	5,999	7,409	7,821	8,257
Research and development expenses*	13,191	13,435	13,279	14,591
Selling, general and administrative expenses*	21,020	22,173	21,931	24,358
Loss from operations	(13,093)	(12,116)	(10,446)	(12,431)
Net loss	(12,314)	(11,726)	(10,107)	(12,319)

Basic and diluted net loss per common share (1)	(0.30)	(0.29)	(0.24)	(0.29)

Weighted average basic and diluted common shares outstanding	40,670,290	41,050,599	41,388,176	41,972,506

* includes the following amounts of stock-based compensation expense:
Research and development	$516	$648	$893	$1,084
Selling, general and administrative	1,597	2,128	2,295	2,581

	2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$18,420	$23,340	$26,236	$27,738
Cost of goods sold	5,078	5,872	6,421	7,239
Research and development expenses*	8,711	9,711	9,833	14,545
Selling, general and administrative expenses*	17,207	18,503	18,159	18,902
Loss from operations	(12,576)	(10,746)	(8,177)	(12,948)
Net loss	(11,877)	(10,022)	(6,950)	(11,858)

Basic and diluted net loss per common share (1)	(0.33)	(0.27)	(0.17)	(0.29)

Weighted average basic and diluted common shares outstanding	35,778,015	36,724,292	39,850,584	40,331,967

* includes the following amounts of stock-based compensation expense:
Research and development	$222	$272	$308	$378
Selling, general and administrative	959	1,187	1,333	1,378

(1)	The sum of the quarterly loss per share amounts may differ from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. Our Code of Conduct contains provisions that satisfy the standards for a “code of ethics” set forth in Item 406 of Regulation S-K of the rules and regulations of the Securities and Exchange Commission. Our Code of Conduct also contains a special Code of Ethics that is applicable to our Chief Executive Officer and our senior financial officers. Our Code of Conduct is available under the heading “For Investors — Corporate Governance” on our Internet Web site, the address of which is www.auxilium.com. The information contained on our Internet Web site is not incorporated by reference into this Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

To the extent that we amend any provision of our Code of Conduct or grant a waiver from any provision of our Code of Conduct that is applicable to any of our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we intend to satisfy our disclosure obligations under applicable SEC rules by posting such information on our Internet Web site under the heading “For Investors — Corporate Governance.”

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in our definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements on page 76.

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

AUXILIUM PHARMACEUTICALS, INC.

Date: February 26, 2009	By:	/s/ Armando Anido
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

Signature	Title	Date

/s/ Armando Anido	Chief Executive Officer and President	February 26, 2009
Armando Anido	(Principal Executive Officer) and Director

/s/ James E. Fickenscher	Chief Financial Officer	February 26, 2009
James E. Fickenscher	(Principal Financial and Accounting Officer)

/s/ Rolf A. Classon	Chairman	February 26, 2009
Rolf A. Classon

/s/ Al Altomari	Director	February 26, 2009
Al Altomari

/s/ Edwin A. Bescherer, Jr.	Director	February 26, 2009
Edwin A. Bescherer, Jr.

/s/ Philippe O. Chambon	Director	February 26, 2009
Philippe O. Chambon

/s/ Oliver S. Fetzer	Director	February 26, 2009
Oliver S. Fetzer

/s/ Renato Fuchs	Director	February 26, 2009
Renato Fuchs

/s/ Dennis H. Langer	Director	February 26, 2009
Dennis H. Langer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 000-50855, and incorporated by reference herein).

4	Third Amended and Restated Investors Rights Agreement, dated October 31, 2003, by and among the Registrant and parties listed therein (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.1*	License Agreement, dated May 31, 2000, as amended, between Bentley Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.2*	License Agreement, dated May 31, 2001, as amended, between Bentley Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.3*	License Agreement, dated June 20, 2003, between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.4	Amendment, dated April 19, 2004, to License Agreement between Formulation Technologies, L.L.C. d/b/a PharmaForm and the Registrant, dated June 20, 2003 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.5	Amendment No. 2, dated June 17, 2004, to License Agreement between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant, dated June 20, 2003 (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.6*	Research and Development Agreement, dated June 20, 2003, between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.7*	Amendment, dated February 8, 2005, to Research and Development Agreement between Formulation Technologies L.L.C. d/b/a PharmaForm and the Registrant, dated June 20, 2003 (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein).

Exhibit No.	Description
10.8*	License Agreement, dated February 8, 2005, between Formulation Technologies, L.L.C. d/b/a PharmaForm and the Registrant (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-50855, and incorporated by reference herein).

10.9*	The Amended and Restated Development and License Agreement, dated December 11, 2008, by and between BioSpecifics Technologies Corp. and the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 18, 2008, File No. 000-50855, and incorporated by reference herein).

10.10*	License and Distribution Agreement, dated March 26, 2004, between Ipsen Pharma GmbH and the Registrant (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.11*	Manufacturing Agreement, dated April 23, 2002, between DPT Laboratories, Ltd. and Registrant (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.12*	First Amendment, dated May 28, 2002 to Manufacturing Agreement between DPT Laboratories, Ltd. and the Registrant, dated April 23, 2002 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.13*	Third Amendment, dated September 14, 2005, to Manufacturing Agreement between DPT Laboratories, Ltd. and the Registrant, dated April 23, 2002 (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on September 20, 2005, File No. 000-50855, and incorporated by reference herein).

10.14**†	Termination Agreement, dated November 24, 2008, by and between Ipsen Pharma GmbH and the Registrant.

10.15	Agreement of Lease, dated December 31, 2004, between Liberty Property Limited Partnership, as landlord, and Auxilium Pharmaceuticals, Inc., as tenant, as amended by the First Amendment to Agreement of Lease, dated as of June 1, 2006, by and between Auxilium Pharmaceuticals, Inc. and Liberty Property Limited Partnership and the Second Amendment to Agreement of Lease, dated February 22, 2008, between Auxilium Pharmaceuticals, Inc. and Liberty Property Limited Partnership (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2008, File No. 000-50855, and incorporated by reference herein).

Exhibit No.	Description
10.16#	Registrant’s 2004 Equity Compensation Plan, amended and restated as of June 13, 2007 (filed as Exhibit A to the Registrant’s Definitive Proxy Statement, dated April 30, 2007, for its 2006 Annual Meeting of Stockholders, and incorporated by reference herein).

10.17#	Form of Nonqualified Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.18#	Form of Nonqualified Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.19#	Form of Incentive Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.20#	Form of Incentive Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.21#	Registrant’s 2004 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.22#	Employment Agreement, dated May 18, 2005, between James E. Fickenscher and the Registrant (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005, File No. 000-50855, and incorporated by reference herein).

10.23#	Employment Agreement, dated April 19, 2004, between Dr. Jyrki Mattila and the Registrant (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.24#	Employment Agreement, dated March 22, 2005, between Jennifer Evans Stacey and the Registrant (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.25	Indemnification Agreement, dated March 31, 2006, between KPMG LLP and the Registrant (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-50855, and incorporated by reference herein).

Exhibit No.	Description
10.26	Indemnification Agreement, dated as of April 21, 2006, between the Registrant and KPMG LLP (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on April 27, 2006, file No. 000-50855, and incorporated by reference herein).

10.27	Indemnification Agreement, dated as of May 23, 2006, between the Registrant and KPMG LLP (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on June 6, 2006, File No. 000-50855, and incorporated by reference herein).

10.28#	Employment Agreement, dated June 27, 2006, between the Registrant and Armando Anido (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2006, File No. 000-50855, and incorporated by reference herein).

10.29	Lease Agreement, dated September 1, 2006, between the Registrant and ARE-PA Region No. 6, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2006, File No. 000-50855, and incorporated by reference herein).

10.30#	Employment Agreement dated March 13, 2007, between the Registrant and Roger D. Graham, Jr. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2007, File No. 000-50855, and incorporated by reference herein).

10.31#	Form of Restricted Stock Grant Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2007, File No. 000-50855, and incorporated by reference herein).

10.32#	Form of Nonqualified Stock Option Agreement for awards to Non-Employee Directors under the Registrant’s 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007, File No. 000-50855, and incorporated by reference herein).

10.33#	Employment Agreement dated January 31, 2008, between the Registrant and Anthony DelConte (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, file No. 000-50855, and incorporated by reference herein).

10.34*	Supply Agreement, dated June 26, 2008, between the Registrant and Hollister-Stier Laboratories LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-50855, and incorporated by reference herein).

Exhibit No.	Description
10.35	First Amendment to Lease Agreement, dated September 29, 2008, by and between the Registrant and ARE-PA Region No. 6, LLC (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2008, File No. 000-50855, and incorporated by reference herein).

10.36*	Development, Commercialization and Supply Agreement dated December 17, 2008, by and among, the Registrant, Auxilium International Holdings, Inc. and Pfizer, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2008, File No. 000-50855, and incorporated by reference herein).

21	Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

23†	Consent of PricewaterhouseCoopers LLP.

24†	Power of Attorney (included on signature page).

31.1†	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2†	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32†	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350).

*	Certain information in this exhibit has been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC.
**	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
†	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.