Form 10-Q
period 2009-03-31
AUXILIUM PHARMACEUTICALS INC
filed 2009-05-08
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 42,690,849.

AUXILIUM PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$90,195	$113,943
Accounts receivable, trade, net	14,513	14,352
Accounts receivable, other	745	2,610
Inventories	9,796	9,466
Prepaid expenses and other current assets	4,467	2,466

Total current assets	119,716	142,837
Property and equipment, net	18,959	16,552
Long-term investments	3,419	3,419
Other assets	8,431	8,379

Total assets	$150,525	$171,187

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$919	$1,444
Accrued expenses	36,772	46,693
Deferred revenue, current portion	6,922	6,922
Deferred rent, current portion	696	439

Total current liabilities	45,309	55,498

Deferred revenue, long-term portion	71,357	73,152

Deferred rent, long-term portion	6,861	7,271

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 42,708,926 and 42,414,136 shares at March 31, 2009 and December 31, 2008, respectively	427	424
Additional paid-in capital	312,987	307,659
Accumulated deficit	(283,690)	(270,455)
Treasury stock at cost: 59,238 and 47,219 shares at March 31, 2009 and December 31, 2008, respectively	(1,440)	(1,081)
Accumulated other comprehensive income	(1,286)	(1,281)

Total stockholders’ equity	26,998	35,266

Total liabilities and stockholders’ equity	$150,525	$171,187

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenues	$34,674	$27,117

Operating expenses:
Cost of goods sold	7,877	5,999
Research and development*	13,534	13,191
Selling, general and administrative*	26,403	21,020

Total operating expenses	47,814	40,210

Loss from operations	(13,140)	(13,093)
Interest income	220	779

Loss before income taxes	(12,920)	(12,314)
Provision for income taxes	314	—

Net loss	$(13,234)	$(12,314)

Basic and diluted net loss per common share	$(0.31)	$(0.30)

Weighted average common shares outstanding	42,320,072	40,670,290

* includes the following amounts of stock-based compensation expense:
Research and development	$1,132	$516
Selling, general and administrative	3,398	1,597

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(13,234)	$(12,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,530	2,113
Depreciation and amortization	790	467
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, trade and other	1,705	(1,627)
Increase in inventories	(330)	(2,883)
Increase in prepaid expenses and other current assets	(2,134)	(668)
Increase (decrease) in accounts payable and accrued expenses	(10,437)	1,486
Decrease in deferred revenue	(1,795)	(170)
Increase (decrease) in deferred rent	(153)	64

Net cash used in operating activities	(21,058)	(13,532)

Cash flows from investing activities:
Purchases of property and equipment	(3,115)	(816)
Purchases of short-term investments	—	(2,400)
Redemptions of short-term investments	—	2,400

Net cash used in investing activities	(3,115)	(816)

Cash flows from financing activities:
Proceeds from exercise of common stock options	759	974
Treasury stock acquisition	(359)	(23)
Common stock issued in payment of Board fees	41	—
Payments on debt financings	—	(5)

Net cash provided by financing activities	441	946

Effect of exchange rate changes on cash	(16)	9

Decrease in cash and cash equivalents	(23,748)	(13,393)
Cash and cash equivalents, beginning of period	113,943	70,290

Cash and cash equivalents, end of period	$90,195	$56,897

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2009

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Treasury Stock		Accumulated other comprehensive
	Shares	Amount	capital	deficit	Shares	Cost	loss
Balance, January 1, 2009	42,414,136	$424	$307,659	$(270,455)	47,219	$(1,081)	$(1,281)
Issuance of restricted stock	101,500	1	(1)	—	—	—	—
Exercise of common stock options	97,842	1	758	—	—	—	—
Cashless exercise of common stock warrants	61,711	1	(1)	—	—	—	—
Stock-based compensation	32,250	—	4,530	—	—	—	—
Issuance in payment of Board fees	1,487	—	41	—	—	—	—
Treasury stock acquisition	—	—	—	—	12,019	(359)	—
Other comprehensive loss	—	—	—	—	—	—	(5)
Net loss	—	—	—	(13,234)	—	—	—

Balance, March 31, 2009	42,708,926	$427	$312,987	$(283,690)	59,238	$(1,440)	$(1,286)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at March 31, 2009 and for the respective three-month periods ended March 31, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2008 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2008 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(13,234)	$(12,314)

Denominator:
Weighted-average common shares outstanding	42,500,622	40,867,933
Weighted-average unvested restricted common shares subject to forfeiture	(180,550)	(197,643)

Shares used in calculating net loss per common share	42,320,072	40,670,290

Basic and diluted net loss per common share	$(0.31)	$(0.30)

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

	March 31,
	2009	2008
Common stock options	5,159,818	4,693,036
Warrants	1,049,199	1,926,122
Restricted common stock	240,500	195,072

	6,449,517	6,814,230

(c)	New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Positions (FSP), No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP is intended to make the existing accounting more operational and to improve disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Also in April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly, (FSP 157-4) and FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1 and APB 28-1). FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. Each of these pronouncements will be effective the Company for the quarter ending June 30, 2009. The Company is currently evaluating the impact of adopting these pronouncements.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Commercial:
Raw materials	$4,063	$3,085
Work-in-process	747	341
Finished goods	3,954	6,040

Total Commercial	8,764	9,466
Pre-approval	1,032	—

	$9,796	$9,466

On February 27, 2009, the Company filed the Biologics License Application (“BLA”) for XIAFLEX for the treatment of Dupuytren’s contracture (“Dupuytren’s”) with the U.S. Food and Drug Administration (“FDA”) and, on April 28, 2009, the FDA accepted, and granted priority review status for, the BLA. Pre-approval inventory at March 31, 2009 represents raw materials that have been purchased for future commercial production of XIAFLEX™. This amount has been capitalized as inventory based on management’s judgment of the probable future use and net realizable value of these purchases.

3.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Payroll and related expenses	$5,738	$8,283
Royalty expenses	4,021	10,541
Research and development expenses	3,893	4,926
Sales and marketing expenses	3,927	2,491
Testim rebates, discounts and returns accrual	11,544	11,990
Pfizer Agreement expenses	—	3,000
Other expenses	7,649	5,462

	$36,772	$46,693

4.	STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services. As of March 31, 2009, the Company has granted non-qualified stock options and restricted stock under this plan. At March 31, 2009, there were 298,773 shares available for future grants under the 2004 Plan.

(a)	Stock Option Information

During the three months ended March 31, 2009, the Company granted 943,227 standard non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. These options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted and they vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the three month period ended March 31, 2009:

	Three Months Ended March 31, 2009
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2008	4,425,624	$17.67
Granted	943,227	28.76
Exercised	(97,842)	7.76
Forfeited	(111,191)	19.86

Outstanding at March 31, 2009	5,159,818	19.84	8.18	$48,532,139

Exercisable at March 31, 2009	1,771,475	12.22	7.04	28,427,069

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $27.72 as of March 31, 2009, that would have been received by the option holders had all option holders exercised their options as of that date. During the three months ended March 31, 2009, total intrinsic value of options exercised was $2,178,256. 1,573,162 exercisable options as of March 31, 2009 were in-the-money.

During 2008, the Company granted to certain officers 180,000 performance-based options having an exercise price of $32.72. With the filing of the BLA, 120,000 of these options accrued to these officers and the remaining 60,000 performance-based options were earned on April 28, 2009 as a result of the FDA granting priority review status for the BLA. All 180,000 options vest at a rate of 33-1/3% on each 10 month anniversary of the BLA filing date of February 27, 2009.

(b)	Restricted Stock Awards

During the three months ended March 31, 2009, the Company granted 79,500 performance-based restricted stock awards to certain officers. The amount of shares ultimately earned, if any, is dependent on the timing of the (1) first commercial sale of XIAFLEX after FDA approval or (2) a change in control of the Company. The amount of restricted stock awards ultimately earned will vest at the rate of 33 1/3 % on the date of achievement of the performance goal and on the first and second anniversary of this date. During 2008, the Company established a performance plan for employees responsible for the submission of the BLA to the FDA. Under this plan, 22,000 shares of restricted stock were awarded to these employees. The restrictions on these shares lapsed on April 28, 2009 with the FDA acceptance of the BLA.

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the three month period ended March 31, 2009:

	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2008	142,000	$8.07
Granted	101,500	29.88
Vested	(3,000)	13.39

Nonvested at March 31, 2009	240,500	17.27

(c)	Stock Awards

During the three months ended March 31, 2009, the Company also issued to certain officers and other employees 32,250 shares of common stock having a grant date fair value of $30.00 per share, or $967,500 in the aggregate.

(d)	Valuation Assumptions and Expense Information

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended March 31,
	2009	2008
Weighted average assumptions:
Expected life of options (in years)	6.24	6.26
Risk-free interest rate	2.26%	3.09%
Expected volatility	49.99%	48.10%
Expected dividend yield	0.00%	0.00%

During the three months ended March 31, 2009, the weighted-average grant-date fair value of options granted was $14.51. Through March 31, 2009, no expense was recognized for the above-described remaining 60,000 performance-based options granted in 2008 since it was not probable that the related performance condition would be met. As of March 31, 2009, there was approximately $31,300,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.52 years.

5.	PROVISION FOR INCOME TAXES

The provision for income taxes of $0.3 million for the first quarter of 2009 relates primarily to the Federal alternative minimum tax and various state income taxes. Prior to 2009, the Company did not incur Federal or state income taxes due to its history of taxable losses.

6.	OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(13,234)	$(12,314)
Other comprehensive income (loss):
Foreign currency translation	(5)	8

Comprehensive loss	$(13,239)	$(12,306)

The foreign currency translation amount relate to the Company’s foreign subsidiary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the timing of actions to be taken by regulatory authorities, the efficacy of our product candidates, the commercial benefits available to us as a result of our agreements with third parties, future operations, financial position, future revenues, projected costs, the size of addressable markets, prospects, plans and objectives of management and other statements regarding matters that are not historical facts and involve predictions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are subject to a number of risks and uncertainties including, among other things:

•	growth in sales of Testim®, our only marketed product;

•	growth of the overall androgen market;

•	the availability of and ability to obtain additional funds through public or private offerings of debt or equity securities;

•	achieving market acceptance of Testim by physicians and patients and competing effectively with other Testosterone Replacement Therapy (“TRT”) products;

•	obtaining and maintaining all necessary patents or licenses;

•	purchasing ingredients and supplies necessary to manufacture Testim and our product candidates at acceptable terms to us;

•	obtaining and maintaining third-party payor coverage and reimbursement for Testim and our product candidates;

•	the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•

the completion of the review of the Biologics License Application (“BLA”) for XIAFLEX for the treatment of Dupuytren’s contracture (“Dupuytren’s”) by the U.S. Food and Drug Administration (“FDA”) and the outcome of that review;

•	preparedness for, and timing of, the U.S. launch of XIAFLEX for Dupuytren’s, if the BLA is approved by the FDA;

•	the ability to enroll patients in clinical trials for XIAFLEX in the expected timeframes;

•	the ability to obtain authorization from FDA or other regulatory authority to initiate clinical trials of XIAFLEX within the expected timeframes;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	the size of addressable markets for our product candidates;

•	results of clinical trials;

•	meeting applicable regulatory standards, filing for and receiving required regulatory approvals;

•	complying with the terms of our license and other agreements;

•	the ability to manufacture or have manufactured Testim, XIAFLEX and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	changes in industry practice; and

•	one-time events.

These risks are not exhaustive. For a more detailed discussion of risks and uncertainties, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and “Item 1A – Risk Factors” of this quarterly report. Other sections of this quarterly report and in our other SEC filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects. Moreover, we operate in a very competitive and rapidly changing environment. Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws. We qualify all forward-looking statements by these cautionary statements.

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. We currently have approximately 380 employees, including a sales and marketing organization of approximately 200 people. Our only marketed product, Testim®, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration.

Our current product pipeline includes:

Phase III:

•

XIAFLEX™ (clostridial collagenase for injection) for the treatment of Dupuytren’s contracture (“Dupuytren’s”). The Biologics License Application (“BLA”) for this indication was accepted by the U.S. Food and Drug Administration (“FDA”) on April 28, 2009 and the FDA granted priority review status.

Phase II:

•	XIAFLEX for the treatment of Peyronie’s disease (“Peyronie’s”).

•	XIAFLEX for the treatment of Adhesive Capsulitis (“Frozen Shoulder syndrome”).

Phase I:

•	AA4010, treatment for overactive bladder using our transmucosal film delivery system

•	A Fentanyl pain product using our transmucosal film delivery system.

In addition to the above, we have the rights to develop other compounds for the treatment of pain using our transmucosal film delivery system and other products using our transmucosal film technology for treatment of urologic disease and for hormone replacement. We also have the option to license additional indications for XIAFLEX other than dermal products for topical administration.

On May 7, 2009, FDA announced that it is requiring manufacturers of two prescription topical testosterone gels, Solvay S.A. and Auxilium, to make labeling changes and develop a Risk Evaluation and Mitigation Strategy (REMS). FDA stated that it is requiring this action after receiving reports of adverse events in children who were inadvertently exposed to testosterone through contact with another person being treated with testosterone gels (transference). We believe that all topical testosterone gels have a potential for transference. Testim’s label and patient package insert have described the risk and procedures for avoidance of transference since the product was launched in 2003. Pursuant to the Food and Drug Administration Amendments Act of 2007, we have an opportunity to respond to FDA’s request, and we expect to work closely and cooperatively with FDA to resolve this matter.

On February 27, 2009, the Company filed a BLA with the FDA for XIAFLEX for the treatment of Dupuytren’s and requested priority review status. The BLA submission is based on data from a total of 1,082 treated Dupuytren’s contracture patients and over 2,600 injections of XIAFLEX. On April 28, 2009, the FDA accepted for filing and granted priority review status to the BLA. Under the Prescription Drug User Fee Act, the FDA is expected to take action on the BLA by August 28, 2009. If the BLA is approved by the FDA, the Company expects to launch XIAFLEX for Dupuytren’s in the U.S. within 60 days of FDA approval.

We have never been profitable and have incurred an accumulated deficit of $283.7 million as of March 31, 2009. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and costs related to enhancing our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim and commercialize XIAFLEX (if approved), and to incur additional development and pre-commercialization costs for existing and new product opportunities, acquisition costs for new product opportunities and general and administration expense to support the infrastructure required for operational growth. We expect that quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the overall growth of the androgen market, patient and insurer response to current economic conditions, the timing and extent of research and development efforts and the outcome and extent of clinical trial activities. Our limited operating history makes accurate prediction of future operating results difficult.

Results of Operations

Three Months Ended March 31, 2009 and 2008

Net revenues. Net revenues increased $7.6 million, or 28%, to $34.7 million for the quarter ended March 31, 2009 from $27.1 million for the comparable 2008 period. This increase in net revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (“NPA”) data from IMS Health (“IMS”), a pharmaceutical market research firm, Testim total prescriptions for the first quarter of 2009 grew 14.1% over the comparable period of 2008. We believe that Testim prescription growth in the 2009 period over the 2008 period was driven by physician and patient acceptance that

Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for the first quarter of 2009 benefited from price increases having a cumulative impact of 9% over the comparable 2008 period. Net revenues for the first quarter of 2009 and 2008 include $0.4 million and zero, respectively, of international product shipments of Testim and $0.8 million and $0.2 million, respectively, of revenues related to Testim up-front and milestone payments. Net revenues for the first quarter of 2009 also include amortization of the deferred revenue resulting from our collaboration agreement with Pfizer, Inc. (the “Pfizer Agreement”). Total product sales allowances for the first quarter of 2009 and 2008 amounted to 21.8% and 19.4%, respectively, of total sales of Testim in the U.S. The increase in this 2009 period over the comparable period in 2008 results from an increase in coupon usage for new patients.

Cost of goods sold. Cost of goods sold was $7.9 million and $6.0 million for the three months ended March 31, 2009 and 2008, respectively. Cost of goods sold reflects the cost of product sold and royalty obligations due to the Company’s licensor on the sales of Testim, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended March 31, 2009 over the comparable period in 2008 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 77.3% in the first quarter of 2009 compared to 77.9% in the comparable 2008 period. The decrease in the gross margin rate is the result of a 2008 one-time manufacturing fee rebate and higher coupon usage, partially offset by the impact of year-over-year price increases on U.S. Testim revenues and the increase in amortization of up-front and milestone payments.

Research and development expenses. Research and development costs for the first quarter of 2009 were $13.5 million compared with $13.2 million for the comparable year-ago period. Although the overall spending was comparable year over year, there was a significant reduction in clinical development costs for XIAFLEX clinical trials, offset by increases in regulatory costs and manufacturing costs at our Horsham manufacturing facility.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $26.4 million for the quarter ended March 31, 2009 compared with $21.0 million for the year-ago quarter. The increase was primarily due to higher compensation costs associated with FAS 123R, costs incurred in defense of our Testim intellectual property and investments in preparing for the launch of XIAFLEX.

Interest income. Interest income was $0.2 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively. Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Provision for income taxes. The provision for income taxes of $0.3 million for the first quarter of 2009 is based on our estimated effective tax rate of 2.4 percent. This income tax provision relates to the Federal alternative minimum tax and various state income taxes, resulting primarily from the inclusion of the $75 million received under the Pfizer Agreement in 2009 tax return income. Prior to 2009, the Company did not incur Federal or state income taxes due to its history of taxable losses.

Liquidity and Capital Resources

Since inception through March 31, 2009, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through March 31, 2009, we received net proceeds of approximately $284.6 million from private and public sales of equity securities and the exercise of stock options and warrants. We had $90.2 million and $113.9 million in cash and cash equivalents as of March 31, 2009 and December 31, 2008, respectively.

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

•	Testim market acceptance and sales growth;

•	our ability to realize sales efficiency and effectiveness of our sales force;

•	our collaboration agreement with Pfizer, Inc.;

•	third-party payor coverage and reimbursement for Testim;

•	the cost of manufacturing, distributing, marketing and selling Testim;

•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of supplying and commercializing XIAFLEX and any of our product candidates;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

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

Sources and Uses of Cash

Cash used in operations was $21.1 million and $13.5 million for the three months ended March 31, 2009 and 2008, respectively. Cash used in operations for the three months ended March 31, 2009 resulted primarily from operating losses and the payment of costs accrued in 2008, including $6.4 million to BioSpecifics Technologies Corp for their share of the $75 million received under the Pfizer Agreement and approximately $3.0 million in transaction related costs associated with this agreement. Cash used in operations for the three months ended March 31, 2008 resulted primarily from operating losses and included a $2.9 million increase in inventory which was primarily due to the Company’s decision to increase the finished inventory level on hand and available for sale.

Cash used in investing activities was $3.1 million for the three months ended March 31, 2009 compared to cash provided of $0.8 million for the three months ended March 31, 2008. The cash impact of investing activities relates primarily to our investments in property and equipment and, in 2008, to the net effect of purchases and redemptions of short-term investments.

Cash provided by financing activities was $0.4 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively. Cash provided by financing activities in both periods results primarily from cash receipts from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers and employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

New Accounting Pronouncements

See Note 1(c) - New Accounting Pronouncements to the Company’s Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. There have been no significant changes in our exposure to market risks since December 31, 2008. Refer to “Item 7 A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information.

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

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 in evaluating our business, financial position, future results and prospects. Although there have been no material changes to the risk factors described in such Annual Report on Form 10-K, the risks described therein are not the only risks facing our company. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect our business, financial position, future results and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended March 31, 2009:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2009 to Jan. 31, 2009	11,116		$30.00	Not applicable	Not applicable
Feb. 1, 2009 to Feb. 28, 2009	None		Not applicable	Not applicable	Not applicable
Mar. 1, 2009 to Mar. 31, 2009	903		$27.61	Not applicable	Not applicable

Total	12,019	(1)	$24.98	Not applicable	Not applicable

(1)	Represents 1,946, 726, 1,505, 1,299, 1,297, 1,128 and 4,118 shares purchased from Armando Anido (CEO and President), Dr. Anthony Del Conte (Chief Medical Officer), Roger D. Graham , Jr. (Executive Vice President of Sales and Marketing), James E. Fickenscher (CFO), Dr. Jyrki Mattila (Executive Vice President), Jennifer E. Stacey (Executive Vice President) and various other employees, respectively, pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock issued in accordance with Rule 16 (b) (3) of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

10.1#	License Agreement, dated as of January 26, 2005, by and between Formulation Technologies, L.L.C. and the Registrant.

10.2#	License Agreement, dated May 31, 2000, as amended, by and between Bentley Pharmaceuticals, Inc. and the Registrant.

10.3*	Form of Nonqualified Stock Option Agreement for awards to Non-Employee Directors under the Registrant’s 2004 Equity Compensation Plan, as amended.

10.4*	Form of Nonqualified Stock Option Agreement for awards to Executive Officers under the Registrant’s 2004 Equity Compensation Plan, as amended.

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

#	Refiled to disclose certain information that was omitted from original filing of such exhibit pursuant to an Order Granting Confidential Treatment by the SEC.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: May 8, 2009	/s/ Armando Anido
Armando Anido
Chief Executive Officer and President (Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: May 8, 2009	/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1#	License Agreement, dated as of January 26, 2005, by and between Formulation Technologies, L.L.C. and the Registrant.

10.2#	License Agreement, dated May 31, 2000, as amended, by and between Bentley Pharmaceuticals, Inc. and the Registrant.

10.3*	Form of Nonqualified Stock Option Agreement for awards to Non-Employee Directors under the Registrant’s 2004 Equity Compensation Plan, as amended.

10.4*	Form of Nonqualified Stock Option Agreement for awards to Executive Officers under the Registrant’s 2004 Equity Compensation Plan, as amended.

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

#	Refiled to disclose certain information that was omitted from original filing of such exhibit pursuant to an Order Granting Confidential Treatment by the SEC.

*	Indicates management contract or compensatory plan or arrangement.