Form 10-Q
period 2009-06-30
AUXILIUM PHARMACEUTICALS INC
filed 2009-08-10
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 42,793,820.

AUXILIUM PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$80,352	$113,943
Accounts receivable, trade, net	15,281	14,352
Accounts receivable, other	870	2,610
Inventories	9,470	9,466
Prepaid expenses and other current assets	2,958	2,466

Total current assets	108,931	142,837
Property and equipment, net	21,227	16,552
Long-term investments	3,419	3,419
Other assets	8,353	8,379

Total assets	$141,930	$171,187

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,384	$1,444
Accrued expenses	35,522	46,693
Deferred revenue, current portion	6,919	6,922
Deferred rent, current portion	721	439

Total current liabilities	45,546	55,498

Deferred revenue, long-term portion	69,630	73,152

Deferred rent, long-term portion	6,662	7,271

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 42,864,250 and 42,414,136 shares at June 30, 2009 and December 31, 2008, respectively	429	424
Additional paid-in capital	319,655	307,659
Accumulated deficit	(297,063)	(270,455)
Treasury stock at cost: 68,341 and 47,219 shares at June 30, 2009 and December 31, 2008, respectively	(1,656)	(1,081)
Accumulated other comprehensive income	(1,273)	(1,281)

Total stockholders’ equity	20,092	35,266

Total liabilities and stockholders’ equity	$141,930	$171,187

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$39,194	$30,901	$73,869	$58,019

Operating expenses:
Cost of goods sold	9,239	7,409	17,117	13,409
Research and development*	13,734	13,435	27,267	26,628
Selling, general and administrative*	29,383	22,173	55,785	43,193

Total operating expenses	52,356	43,017	100,169	83,230

Loss from operations	(13,162)	(12,116)	(26,300)	(25,211)
Interest income	105	390	323	1,171

Loss before income taxes	(13,057)	(11,726)	(25,977)	(24,040)
Provision for income taxes	317	—	631	—

Net loss	$(13,374)	$(11,726)	$(26,608)	$(24,040)

Basic and diluted net loss per common share	$(0.32)	$(0.29)	$(0.63)	$(0.59)

Weighted average common shares outstanding	42,008,009	41,050,599	42,399,560	40,888,477

* includes the following amounts of stock-based compensation expense:
Research and development	$1,752	$648	$2,885	$1,164
Selling, general and administrative	3,117	2,128	6,515	3,725

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(26,608)	$(24,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,400	4,889
Depreciation and amortization	1,736	915
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, trade and other	812	(1,551)
Increase in inventories	(4)	(3,376)
Increase in prepaid expenses and other current assets	(621)	(68)
Increase (decrease) in accounts payable and accrued expenses	(10,262)	4,722
Decrease in deferred revenue	(3,525)	(352)
Increase (decrease) in deferred rent	(327)	128

Net cash used in operating activities	(29,399)	(18,733)

Cash flows from investing activities:
Purchases of property and equipment	(6,253)	(7,361)
Redemptions of short-term investments	—	2,400
Purchases of short-term investments	—	(2,400)
Redemptions of long-term investments	—	1,200

Net cash used in investing activities	(6,253)	(6,161)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,815	2,774
Employee Stock Purchase Plan purchases	715	653
Common stock issued in payment of Board fees	70	95
Proceeds from common stock offering, net of transaction costs	—	66
Payments on debt financings	—	(5)
Purchase of treasury shares	(575)	(163)

Net cash provided by financing activities	2,025	3,420

Effect of exchange rate changes on cash	36	6

Increase (decrease) in cash and cash equivalents	(33,591)	(21,468)
Cash and cash equivalents, beginning of period	113,943	70,290

Cash and cash equivalents, end of period	$80,352	$48,822

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2009

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Accumulated other comprehensive loss
	Shares	Amount			Shares	Cost
Balance, January 1, 2009	42,414,136	$424	$307,659	$(270,455)	47,219	$(1,081)	$(1,281)
Exercise of common stock options	222,717	2	1,813	—	—	—	—
Issuance of restricted stock	101,500	1	(1)	—	—	—	—
Cashless exercise of common stock warrants	61,711	1	(1)	—	—	—	—
Employee Stock Purchase Plan purchase	29,546	—	715	—	—	—	—
Stock-based compensation	32,250	—	9,400	—	—	—	—
Issuance in payment of Board fees	2,390	—	70	—	—	—	—
Treasury stock acquisition	—	—	—	—	21,122	(575)	—
Foreign currency translation adjustment	—	—	—	—	—	—	8
Net loss	—	—	—	(26,608)	—	—	—

Balance, June 30, 2009	42,864,250	$429	$319,655	$(297,063)	68,341	$(1,656)	$(1,273)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2008 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2008 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”) and information contained in the Company’s current reports on Form 8-K and quarterly reports on Form 10-Q filed since the filing of the 2008 Annual Report.

(b) Net Loss Per Common Share

Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(13,374)	$(11,726)	$(26,608)	$(24,040)

Denominator:
Weighted-average common shares outstanding	42,228,201	41,239,958	42,600,041	41,053,945
Weighted-average unvested restricted common shares subject to forfeiture	(220,192)	(189,359)	(200,481)	(165,468)

Shares used in calculating net loss per common share	42,008,009	41,050,599	42,399,560	40,888,477

Basic and diluted net loss per common share	$(0.32)	$(0.29)	$(0.63)	$(0.59)

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

	June 30,
	2009	2008
Common stock options	5,380,941	4,896,334
Warrants	1,049,199	1,926,122
Restricted common stock	208,500	182,000

	6,638,640	7,004,456

(c) New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”), No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP is intended to make the existing accounting more operational and to improve disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Also in April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly, (“FSP 157-4”) and FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1 and APB 28-1”). FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. Each of these pronouncements became effective for the Company for the quarter ending June 30, 2009 and did not have any significant impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this pronouncement for the quarter ended June 30, 2009. The adoption did not have an effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its Form 10-Q report for the quarter ending September 30, 2009. The adoption of SFAS No. 168 will not have an impact on the consolidated results of the Company.

2. FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) established a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. These tiers are as follows: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than the quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs (entity developed assumptions) in which little or no market data exists.

As of June 30, 2009, the Company held certain investments classified as “available for sale” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are required to be measured at fair value on a recurring basis. These are investments in cash equivalents and auction-rate securities. In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for these financial assets as of June 30, 2009 (in thousands):

	June 30, 2009
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$80,352	$80,352	$—	$—
Long-term investments:
Auction rate securities	$3,419	—	—	3,419

Total financial assets	$83,771	$80,352	$—	$3,419

There have been no changes in the financial assets measured at fair value using Level 3 inputs for the six months ended June 30, 2009.

3. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Commercial:
Raw materials	$4,265	$3,085
Work-in-process	1,366	341
Finished goods	2,998	6,040

Total Commercial	8,629	9,466
Pre-approval	841	—

	$9,470	$9,466

On February 27, 2009, the Company filed the Biologics License Application (“BLA”) for XIAFLEX™ for the treatment of Dupuytren’s contracture (“Dupuytren’s”) with the U.S. Food and Drug Administration (“FDA”) and, on April 28, 2009, the FDA accepted for filing, and granted priority review status for, the BLA. Pre-approval inventory at June 30, 2009 represents raw materials that have been purchased for future commercial production of XIAFLEX. This amount has been capitalized as inventory based on management’s judgment of the probable future use and net realizable value of these purchases.

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Payroll and related expenses	$5,780	$8,283
Royalty expenses	4,473	10,541
Research and development expenses	1,633	4,926
Sales and marketing expenses	6,982	2,491
Testim rebates, discounts and returns accrual	12,338	11,990
Pfizer Agreement expenses	—	3,000
Other expenses	4,316	5,462

	$35,522	$46,693

5. EMPLOYEE STOCK BENEFIT PLANS

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. In June 2009, employees purchased 29,546 shares of common stock at a price of $24.2080 per share, representing 85% of the closing price of the common stock on January 2, 2009, the purchase price for the first day of the purchase period. At June 30, 2009, there were 116,477 shares available for future grants under the plan.

Under the Company’s 2004 Equity Compensation Plan (“the 2004 Plan”), as approved by the stockholders of the Company, qualified and non-qualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services to the Company. In June 2009, the stockholders authorized the increase of shares issuable under the 2004 Plan to 10,650,000. As of June 30, 2009, the Company has granted non-qualified stock options and restricted stock under the 2004 plan. In addition, the members of the Board of Directors may annually elect to receive all, or a designated portion, of their fees in the form of common stock instead of cash. The shares issued pursuant to such elections by Board members are issued under the 2004 Plan. During the six months ended June 30, 2009, such issuances amounted to 2,390 shares having an aggregate fair value of $70,000 on the dates of issuance. At June 30, 2009, there were 2,598,898 shares available for future grants under the 2004 Plan.

(a) Stock Option Information

During the six months ended June 30, 2009, the Company granted 1,358,547 standard non-qualified stock options to employees to purchase shares of the Company’s common stock pursuant to the 2004 Plan. The options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted and they vest no later than four years from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the six month period ended June 30, 2009:

	Six Months Ended June 30, 2009
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2008	4,425,624	$17.67
Granted	1,358,547	27.59
Exercised	(222,717)	8.15
Canceled	(180,513)	22.25

Outstanding at June 30, 2009	5,380,941	20.42	8.14	$61,459,000

Exercisable at June 30, 2009	1,979,858	14.54	7.11	35,148,000

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $31.38 as of June 30, 2009, that would have been received by the option holders had all option holders exercised their options as of that date. During the six months ended June 30, 2009, total intrinsic value of options exercised was $4,439,743. 1,649,577 exercisable options as of June 30, 2009 were in-the-money.

During 2008, the Company granted to certain officers 180,000 performance-based options having an exercise price of $32.72. All 180,000 options were earned during the six months ended June 30, 2009 and vest at a rate of 33-1/3% on each 10 month anniversary of the BLA filing date of February 27, 2009.

(b) Restricted Stock Information

During the six months ended June 30, 2009, the Company granted 79,500 performance-based restricted stock awards to certain officers. The amount of shares ultimately earned, if any, is dependent on the timing of the (1) first commercial sale of XIAFLEX after FDA approval, or (2) a change in control of the Company. The amount of restricted stock awards ultimately earned will vest at the rate of 33 1/3 % on the date of achievement of the performance goal and on the first and second anniversary of this date. During 2008, the Company established a performance plan for employees responsible for the submission of the BLA to the FDA. Under this plan, 22,000 shares of restricted stock were awarded to these employees. The restrictions on these shares lapsed on April 28, 2009 with the FDA acceptance of the BLA.

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the six month period ended June 30, 2009:

	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2009	142,000	$7.92
Granted	101,500	29.88
Vested	(35,000)	24.44

Nonvested at June 30, 2009	208,500	15.94

(c) Stock Awards

During the six months ended June 30, 2009, the Company also issued to certain officers and other employees 32,250 shares of common stock having a grant date fair value of $30.00 per share, or $967,500 in the aggregate.

(d) Valuation Assumptions and Expense Information

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average assumptions:
Expected life of options (in years)	5.97	5.85	6.16	6.16
Risk-free interest rate	2.93%	3.57%	2.47%	3.19%
Expected volatility	50.81%	46.81%	50.24%	47.82%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

During the six months ended June 30, 2009, the weighted-average grant-date fair value of options granted was $13.97. As of June 30, 2009, there was approximately $29,010,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.55 years.

6. PROVISION FOR INCOME TAXES

The provision for income taxes of $0.6 million for the six months of 2009 relates primarily to the Federal alternative minimum tax and various state income taxes. Prior to 2009, the Company did not incur Federal or state income taxes due to its history of taxable losses.

7. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(13,374)	$(11,726)	$(26,608)	$(24,040)
Other comprehensive loss:
Unrealized loss on available for sale securities	—	(660)	—	(660)
Foreign currency translation	13	(3)	8	4

Comprehensive loss	$(13,361)	$(12,389)	$(26,600)	$(24,696)

The unrealized loss on available for sale securities relates to the Company’s long-term investments. The foreign currency translation amounts relate to the Company’s foreign subsidiary.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 10, 2009, the date the Company filed this quarterly report on Form 10-Q.

On August 4, 2009, the Company entered into a two year revolving credit agreement (“Revolving Line of Credit Agreement”) with Silicon Valley Bank (“SVB”). The Revolving Line of Credit Agreement provides a credit commitment of up to $30.0 million, subject to certain limitations discussed below, and provides SVB with a first priority lien of all our assets as security for borrowings. It also provides for a one-time increase in the amount of the credit commitment of up to $10.0 million upon mutual agreement of the parties.

Interest on borrowings under the Revolving Line of Credit Agreement accrues at SVB’s prime rate plus 0.50 percent, subject to a minimum prime rate of 4.00 percent. The interest rate on borrowings will reduce to SVB’s prime rate upon achievement by the Company of certain financial measurements. The financial covenants contained in Revolving Line of Credit Agreement are a minimum net income/ loss requirement and a minimum liquidity ratio (“Minimum Quick Ratio”), defined as the ratio of unrestricted cash and cash equivalents, plus net accounts receivable, divided by current liabilities plus, without duplication, all outstanding credit extensions owed to SVB, but excluding deferred revenue and deferred rent. These requirements vary by each fiscal quarter. When “Net Liquidity”, defined as unrestricted cash and cash equivalents at SVB less borrowings from SVB, is greater than $15.0 million there are no restrictions on the amount which may be borrowed under the credit facility. When Net Liquidity is less than $15.0 million, the amount which may be borrowed under the credit facility is limited to specified percentages of certain customer accounts receivables. The Company incurs an annual commitment fee of $150,000, a fee of 0.50 percent per annum on the average unused balance of the commitment and, if Net Liquidity is less than $7.5 million, a monthly collateral handling fee of 0.0625 percent of the average monthly amount borrowed. The Revolving Line of Credit Agreement can be terminated by the Company at any time, but is subject to a 2.00 percent fee if such termination is made prior to August 4, 2010 and 1.00 percent fee if such termination is made after August 3, 2010 but prior to the maturity date.

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

•

the completion of the review of the Biologics License Application (“BLA”) for XIAFLEX™ for the treatment of Dupuytren’s contracture (“Dupuytren’s”) by the U.S. Food and Drug Administration (“FDA”) and the outcome of that review;

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

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. We currently have approximately 415 employees, including a sales and marketing organization of approximately 230 people. Our only marketed product, Testim, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration.

Our current product pipeline includes:

Phase III:

•

XIAFLEX (collagenase clostridium histolyticum) for the treatment of Dupuytren’s. The BLA for this indication was accepted for filing by the FDA on April 28, 2009 and the FDA has granted priority review status.

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

On April 28, 2009 we were notified that FDA had accepted the XIAFLEX BLA for Dupuytren’s and granted priority review with a Prescription Drug User Fee Act (PDUFA) goal date of August 28, 2009.

On May 7, 2009, FDA announced that it is requiring manufacturers of two prescription topical testosterone gels, Solvay S.A. and Auxilium, to make labelling changes and develop a Risk Evaluation and Mitigation Strategy. FDA stated that it is requiring this action after receiving reports of adverse events in children who were inadvertently exposed to testosterone through contact with another person being treated with testosterone gels (transference). We believe that all topical testosterone gels have a potential for transference. Testim’s label and patient package insert have described the risk and procedures for avoidance of transference since the product was launched in 2003. Pursuant to the Food and Drug Administration Amendments Act of 2007, we have responded to FDA’s request and are working closely and cooperatively with FDA to resolve this matter.

On June 18, 2009 we announced that a FDA Arthritis Advisory Committee had been tentatively set for September 16, 2009 to review the XIAFLEX BLA for Dupuytren’s. On July 31, the FDA’s Arthritis Advisory Committee confirmed it will review XIAFLEX during an advisory committee hearing at the Holiday Inn in Gaithersburg, MD on September 16, 2009. The FDA has not updated its PDUFA goal date of August 28, 2009 for completion of its review of the XIAFLEX BLA.

On August 4, 2009, we entered into a two year revolving credit agreement (“Revolving Line of Credit Agreement”), with Silicon Valley Bank (“SVB”). The Revolving Line of Credit Agreement provides a credit commitment to us of up to $30.0 million, subject to certain limitations discussed in the Liquidity and Capital Resources section below, and provides SVB with a first priority lien of all our assets as security for borrowings.

We have never been profitable and have incurred an accumulated deficit of $297.1 million as of June 30, 2009. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and costs related to enhancing our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim and commercialize XIAFLEX (if approved), and to incur additional development and pre-commercialization costs for existing and new product opportunities, acquisition costs for new product opportunities and general and administration expense to support the infrastructure required for operational growth. We expect that quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the overall growth of the androgen market, patient and insurer response to current economic conditions, the timing and extent of research and development efforts and the outcome and extent of clinical trial activities. Our limited operating history makes accurate prediction of future operating results difficult.

Results of Operations

Three Months Ended June 30, 2009 and 2008

Net revenues. Net revenues increased $8.3 million, or 26.8%, to $39.2 million for the quarter ended June 30, 2009 from $30.9 million for the comparable 2008 period. This increase in net revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (“NPA”) data from IMS Health (“IMS”), a pharmaceutical market research firm, Testim total prescriptions for the second quarter of 2009 grew 15.7% over the comparable period of 2008. We believe that Testim prescription growth in the 2009 period over the 2008 period was driven by the overall gel market growth, physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for the second quarter of 2009 benefited from price increases having a cumulative impact of 11% over the comparable 2008 period, which was partially offset by increased utilization of coupons that are provided to new patients. Net revenues for the second quarter of 2009 and 2008 include $0.5 million and $0.4 million, respectively, of international product shipments of Testim and $0.8 million and $0.2 million, respectively, of revenues related to Testim up-front and milestone payments. Net revenues for the second quarter of 2009 also include $0.9 million of amortization of the deferred revenue resulting from our collaboration agreement with Pfizer, Inc. (the “Pfizer Agreement”). Total product sales allowances for the second quarter of 2009 and 2008 amounted to 21.5% and 21.3%, respectively, of total sales of Testim in the U.S. The increase in this 2009 period over the comparable period in 2008 results primarily from an increase in coupon usage for new patients.

Cost of goods sold. Cost of goods sold was $9.2 million and $7.4 million for the three months ended June 30, 2009 and 2008, respectively. Cost of goods sold reflects the cost of product sold and royalty obligations due to the Company’s licensor on the sales of Testim, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended June 30, 2009 over the comparable period in 2008 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 76.4% in the second quarter of 2009 compared to 76.0% in the comparable 2008 period. The increase in the gross margin rate is the result of the impact of year-over-year price increases on U.S. Testim revenues and the increase in amortization of upfront and milestone payments, partially offset by higher coupon usage in 2009.

Research and development expenses. Research and development spending for the quarter ended June 30, 2009 was $13.7 million, compared to $13.4 million for 2008. Although the overall spending was comparable year over year, there was a significant reduction in clinical development costs primarily related to the completion of XIAFLEX clinical trials that were conducted in 2008, offset by increases in regulatory costs for XIAFLEX and costs at our Horsham manufacturing facility.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $29.4 million for the quarter ended June 30, 2009 compared with $22.2 million for the year-ago quarter. The increase was primarily due to investments in preparing for the potential U.S. launch of XIAFLEX and increases compensation costs associated with FAS 123R.

Interest income. Interest income was $0.1 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively. Net interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Provision for income taxes. The provision for income taxes of $0.3 million for the second quarter of 2009 is based on our estimated effective tax rate of 2.4 percent. This income tax provision relates to the Federal alternative minimum tax and various state income taxes, resulting primarily from the inclusion of the $75 million received under the Pfizer Agreement in 2009 tax return income. Prior to 2009, the Company did not incur Federal or state income taxes due to its history of taxable losses.

Six Months Ended June 30, 2009 and 2008

Net revenues. Net revenues increased $15.9 million, or 27.3%, to $73.9 million for the six months ended June 30, 2009 from $58.0 million for the comparable 2008 period. The increase in net revenues for the first six months of 2009 compared to the comparable 2008 period resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to NPA data from IMS, Testim total prescriptions for the first six months of 2009 grew 14.6% over the comparable period of 2008. We believe that Testim prescription growth in the 2009 period over the 2008 period was driven by the overall gel market growth, physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for the first six months of 2009 benefited from price increases having a cumulative impact of 10% over the comparable 2008 period, which was partially offset by increased utilization of coupons that are provided to new patients. Net revenues for the six months ended June 30, 2009 and 2008 include $0.9 million and $0.4 million, respectively, of international product shipments of Testim and $1.7 million and $0.4 million, respectively, of revenues related to Testim up-front and milestone payments. Net revenues for the first six months of 2009 also include $1.8 million of amortization of the deferred revenue resulting from the Pfizer Agreement. Total product sales allowances for the first six months of 2009 and 2008 amounted to 21.7% and 20.4%, respectively, of total sales of Testim in the U.S. The increase in this 2009 period over the comparable period in 2008 results primarily from an increase in coupon usage for new patients.

Cost of goods sold. Cost of goods sold was $17.1 million and $13.4 million for the six months ended June 30, 2009 and 2008, respectively. Cost of goods sold reflects the cost of product sold and royalty obligations due to the Company’s licensor on the sales of Testim, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the six months ended June 30, 2009 over the comparable period in 2008 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 76.8% in the first six months of 2009 compared to 76.9% in the comparable 2008 period. The decrease in the gross margin rate is the result of a 2008 one-time manufacturing fee rebate and higher coupon usage, partially offset by the impact of year-over-year price increases on U.S. Testim revenues and the increase in amortization of up-front and milestone payments.

Research and development expenses. Research and development costs for the first six months of 2009 were $27.3 million compared with $26.6 million for the comparable year-ago period. Although the overall spending was comparable year over year, there was a significant reduction in clinical development costs primarily related to the completion of XIAFLEX clinical trials that were conducted in 2008, offset by increases in regulatory costs for XIAFLEX and costs at our Horsham manufacturing facility.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $55.8 million for the six months ended June 30, 2009 compared with $43.2 million for the comparable year-ago period. The increase was primarily due to investments in preparing for the potential U.S. launch of XIAFLEX, costs incurred in 2009 in defense of our Testim intellectual property and increases in compensation costs associated with FAS 123R.

Interest income. Interest income was $0.3 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively. Net interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Provision for income taxes. The provision for income taxes of $0.6 million for the second quarter of 2009 is based on our estimated effective tax rate of 2.4 percent. This income tax provision relates to the Federal alternative minimum tax and various state income taxes, resulting primarily from the inclusion of the $75 million received under the Pfizer Agreement in 2009 tax return income. Prior to 2009, the Company did not incur Federal or state income taxes due to its history of taxable losses.

Liquidity and Capital Resources

Since inception through June 30, 2009, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through June 30, 2008, we received net proceeds of approximately $286.2 million from private and public sales of equity securities and the exercise of stock options. We had $80.4 million and $113.9 million in cash and cash equivalents as of June 30, 2009 and December 31, 2008, respectively.

On August 4, 2009, we entered into the Revolving Line of Credit Agreement with SVB which provides us a credit commitment of up to $30.0 million, subject to certain limitations discussed below, and provides SVB with a first priority lien of all our assets as security for borrowings. It also provides for a one-time increase in the amount of the credit commitment of up to $10.0 million upon mutual agreement of the parties.

Interest on borrowings under the Revolving Line of Credit Agreement accrues at SVB’s prime rate plus 0.50 percent, subject to a minimum prime rate of 4.00 percent. The interest rate on borrowings will reduce to SVB’s prime rate upon our achievement by of certain financial measurements. The financial covenants contained in Revolving Line of Credit Agreement are a minimum net income/ loss requirement and a minimum liquidity ratio (“Minimum Quick Ratio”), defined as the ratio of unrestricted cash and cash equivalents, plus net accounts receivable, divided by current liabilities plus, without duplication, all outstanding credit extensions owed to SVB, but excluding deferred revenue and deferred rent. These requirements vary by each fiscal quarter. When “Net Liquidity”, defined as unrestricted cash and cash equivalents at SVB less borrowings from SVB, is greater than $15.0 million there are no restrictions on the amount which may be borrowed under the credit facility. When Net Liquidity is less than $15.0 million, the amount which may be borrowed under the credit facility is limited to specified percentages of certain customer accounts receivables. We incur an annual commitment fee of $150,000, a fee of 0.50 percent per annum on the average unused balance of the commitment and, if Net Liquidity is less than $7.5 million, a monthly collateral handling fee of 0.0625 percent of the average monthly amount borrowed. The Revolving Line of Credit Agreement can be terminated by us at any time, but is subject to a 2.00 percent fee if such termination is made prior to August 4, 2010 and 1.00 percent fee if such termination is made after August 3, 2010 but prior to the maturity date.

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

If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from borrowings under the Revolving Line of Credit Agreement, or other loans. However, current economic conditions and disruptions in the financial markets have increased the cost and significantly reduced the availability of debt and equity financing, which may continue or worsen in the future. As a result, there is a higher than usual risk that we may be unable to raise additional funds on acceptable terms or at all, which may affect our decisions regarding the timing and size of financings. Our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Sources and Uses of Cash

Cash used in operations was $29.4 million and $18.7 million for the six months ended June 30, 2009 and 2008, respectively. Cash used in operations for the six months ended June 30, 2009 resulted primarily from operating losses and the payment of costs accrued in 2008, including $6.4 million to BioSpecifics Technologies Corp. for their share of the $75 million received under the Pfizer Agreement and approximately $3.0 million in transaction related costs associated with the Pfizer Agreement. Cash used in operations for the six months ended June 30, 2008 resulted primarily from operating losses and included a $3.4 million increase in inventory which was primarily due to the Company’s decision to increase the finished inventory level on hand and available for sale.

Cash used by investing activities was $6.3 million for the six months ended June 30, 2009 compared to cash provided by investing activities of $6.2 million for the six months ended June 30, 2008. Investing activities in both periods represent primarily our investments in property and equipment. These investments in property and equipment relate primarily to the improvements being made to our Horsham biological manufacturing facility in preparation for the future production of XIAFLEX.

Cash provided by financing activities was $2.0 million and $3.4 million for the six months ended June 30, 2009 and 2008, respectively. Cash provided by financing activities for both 2009 and 2008 results primarily from cash receipts from stock option exercises and Employee Stock Purchase Plan purchases.

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

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 in evaluating our business, financial position, future results, and prospects. The information presented below updates and supplements those risk factors for events, changes and developments since the filing of that Form 10-K and should be read in conjunction with the risks and other information contained in that Form 10-K. The risks described in our Form 10-K, as updated below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially adversely affect our business, financial position, future results and prospects.

Risks Related to our Revolving Line of Credit Agreement

We entered into a two year revolving credit agreement (“Revolving Line of Credit Agreement”), dated as of July 31, 2009, with Silicon Valley Bank (“SVB”). The terms of our Revolving Line of Credit Agreement may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.

Our Revolving Line of Credit Agreement requires us to maintain certain financial ratios and contains affirmative and negative covenants (including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates) which may restrict our current and future operations. Our Revolving Line of Credit Agreement also requires us to maintain certain financial ratios. To secure the repayment of any amounts borrowed under this Revolving Line of Credit Agreement, we granted to SVB a first priority security interest in all of our assets, including our intellectual property and our rights under license agreements granting us rights to intellectual property. We also agreed not to pledge or otherwise encumber our intellectual property assets without SVB’s approval.

To date, we have not drawn on the Revolving Line of Credit Agreement. However, were we to draw on the Revolving Line of Credit Agreement, in the event of an event of default, SVB has the right to declare the amounts borrowed under the Revolving Line of Credit Agreement immediately due and payable, and terminate all commitments to extend further credit. An event of default under the Revolving Line of Credit Agreement includes, among other things, the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event which could have a material adverse effect on us. If we were unable to repay those amounts, SVB could proceed against the collateral granted pursuant to the Revolving Line of Credit Agreement. If SVB accelerates the repayment of our borrowings, we cannot assure you that we will have sufficient cash on hand to repay the amounts borrowed under the Revolving Line of Credit Agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended June 30, 2009:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009	6,095		$24.15	Not applicable	Not applicable
May 1, 2009 to May 31, 2009	3,008		$23.14	Not applicable	Not applicable
June 1, 2009 to June 30, 2009	None		Not applicable	Not applicable	Not applicable

Total	9,103	(1)	$23.82	Not applicable	Not applicable

(1)	Represents 3,008 and 6,095 shares purchased from James E. Fickenscher, Chief Financial Officer, and various other employees, respectively, pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individuals’ tax liability with respect to the vesting of resticted stock issued in accordance with Rule 16 b-3 of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2009 Annual Meeting of Stockholders was held on June 10, 2009 at The Desmond Hotel, One Liberty Boulevard, Malvern, Pennsylvania, in accordance with the Notice of Annual Meeting of Stockholders sent on or about April 30, 2009 to all stockholders of record at the close of business on April 16, 2009. The tables below present the voting results of the matters voted upon by our stockholders at the meeting:

Proposal 1: Election of Directors

At the Annual Meeting, each of the nominees listed below was elected to our Board of Directors to serve as director until the Company’s 2010 Annual Meeting and received the votes set forth after their respective names below.

Name of Nominee	For	Withheld
Al Altomari	40,803,129	67,832
Armando Anido	40,803,772	67,189
Rolf A. Classon	38,688,709	2,182,252
Edwin A. Bescherer, Jr.	40,803,234	67,727
Philippe O. Chambon, M.D., Ph.D.	39,239,782	1,631,179
Oliver S. Fetzer, Ph.D.	39,239,782	1,631,179
Renato Fuchs, Ph.D.	40,803,245	67,716
Dennis Langer, M.D., J.D.	40,803,245	67,716
William T. McKee	40,802,534	68,427

Proposal 2. Approval of an amendment and restatement of the Auxilium Pharmaceuticals, Inc. 2004 Equity Compensation Plan to increase the number of shares of Company common stock authorized for issuance under the Plan by 2,650,000 shares from 8,000,000 to 10,650,000 shares, subject to the limitation that of those 2,650,000 shares only 700,000 shares may be issued pursuant to stock awards, stock units and other equity-based awards (other than stock appreciation rights).

At the Annual Meeting, our stockholders approved an amendment and restatement of the Auxilium Pharmaceuticals, Inc. 2004 Equity Compensation Plan to increase the number of shares of Company common stock authorized for issuance under the Plan by 2,650,000 shares from 8,000,000 to 10,650,000 shares, subject to the limitation that of those 2,650,000 shares only 700,000 shares may be issued pursuant to stock awards, stock units and other equity-based awards (other than stock appreciation rights).

For	Against	Abstain	Broker Non-Votes
36,517,341	2,815,254	1,450	1,536,916

Proposal 3: Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

At the Annual Meeting, our stockholders ratified by the vote set forth below the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain	Broker Non-Votes
40,847,660	2,980	20,321	0

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

10.1*	Auxilium Pharmaceuticals, Inc. Non-Employee Director Compensation Plan, effective as of July 1, 2009

10.2**	Loan and Security Agreement, dated August 4, 2009, between Silicon Valley Bank, Auxilium Pharmaceuticals, Inc., Auxilium International Holdings, Inc. and Auxilium US Holdings, LLC

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Indicates management contract or compensatory plan or arrangement

**	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: August 10, 2009	/s/ Armando Anido
Armando Anido
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 10, 2009	/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Auxilium Pharmaceuticals, Inc. Non-Employee Director Compensation Plan, effective as of July 1, 2009

10.2**	Loan and Security Agreement, dated August 4, 2009, between Silicon Valley Bank, Auxilium Pharmaceuticals, Inc., Auxilium International Holdings, Inc. and Auxilium US Holdings, LLC

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Indicates management contract or compensatory plan or arrangement

**	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.