Form 10-Q
period 2009-09-30
AUXILIUM PHARMACEUTICALS INC
filed 2009-11-05
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 47,153,389.

AUXILIUM PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$192,310	$113,943
Accounts receivable, trade, net	17,707	14,352
Accounts receivable, other	984	2,610
Inventories	11,328	9,466
Prepaid expenses and other current assets	2,640	2,466

Total current assets	224,969	142,837
Property and equipment, net	22,313	16,552
Long-term investments	3,319	3,419
Other assets	8,381	8,379

Total assets	$258,982	$171,187

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,713	$1,444
Accrued expenses	44,456	46,693
Deferred revenue, current portion	7,903	6,922
Deferred rent, current portion	857	439

Total current liabilities	56,929	55,498

Deferred revenue, long-term portion	69,585	73,152

Deferred rent, long-term portion	6,634	7,271

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 47,235,475 and 42,414,136 shares at September 30, 2009 and December 31, 2008, respectively	472	424
Additional paid-in capital	440,786	307,659
Accumulated deficit	(312,013)	(270,455)
Treasury stock at cost: 84,373 and 47,219 shares at September 30, 2009 and December 31, 2008, respectively	(2,137)	(1,081)
Accumulated other comprehensive income	(1,274)	(1,281)

Total stockholders’ equity	125,834	35,266

Total liabilities and stockholders’ equity	$258,982	$171,187

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$42,143	$32,585	$116,012	$90,603
Operating expenses:
Cost of goods sold	9,545	7,821	26,662	21,228
Research and development*	12,754	13,279	40,022	39,907
Selling, general and administrative*	34,685	21,931	90,471	65,124

Total operating expenses	56,984	43,031	157,155	126,259

Loss from operations	(14,841)	(10,446)	(41,143)	(35,656)
Interest income	75	339	400	1,509
Interest expense	(200)	—	(201)	—

Loss before income taxes	(14,966)	(10,107)	(40,944)	(34,147)
Provision for income taxes	(17)	—	614	—

Net loss	$(14,949)	$(10,107)	$(41,558)	$(34,147)

Basic and diluted net loss per common share	$(0.35)	$(0.24)	$(0.98)	$(0.83)

Weighted average common shares outstanding	42,761,821	41,388,176	42,521,641	41,037,396

* includes the following amounts of stock-based compensation expense:

Research and development	$1,136	$893	$4,021	$2,057
Selling, general and administrative	3,001	2,295	9,516	6,020

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(41,558)	$(34,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,537	8,077
Depreciation and amortization	2,890	1,473
Changes in operating assets and liabilities:
Increase in accounts receivable, trade and other	(1,729)	(1,263)
Increase in inventories	(1,862)	(2,457)
Increase in prepaid expenses and other current assets	(413)	(436)
Increase (decrease) in accounts payable and accrued expenses	(1)	4,509
Increase (decrease) in deferred rent	(219)	3,827
Decrease in deferred revenue	(2,586)	(534)

Net cash used in operating activities	(31,941)	(20,951)

Cash flows from investing activities:
Purchases of property and equipment	(8,412)	(8,811)
Redemptions of short-term investments	—	2,400
Purchases of short-term investments	—	(2,400)
Redemptions of long-term investments	100	1,200

Net cash used in investing activities	(8,312)	(7,611)

Cash flows from financing activities:
Proceeds from common stock offering, net of transaction costs	115,714	67
Borrowings under Revolving Line of Credit	30,000	—
Payments on Revolving Line of Credit	(30,000)	—
Proceeds from exercise of common stock options	3,096	4,653
Employee Stock Purchase Plan purchases	715	653
Common stock issued in payment of Board fees	113	148
Payments on debt financings	—	(5)
Purchase of treasury shares	(1,056)	(759)

Net cash provided by financing activities	118,582	4,757

Effect of exchange rate changes on cash	38	(95)

Increase (decrease) in cash and cash equivalents	78,367	(23,900)

Cash and cash equivalents, beginning of period	113,943	70,290

Cash and cash equivalents, end of period	$192,310	$46,390

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2009

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Treasury Stock		Accumulated other comprehensive
	Shares	Amount	capital	deficit	Shares	Cost	loss
Balance, January 1, 2009	42,414,136	$424	$307,659	$(270,455)	47,219	$(1,081)	$(1,281)

Public offering, net of transaction costs	3,450,000	35	115,679	—	—	—	—
Cashless exercise of common stock warrants	857,947	9	(9)	—	—	—	—
Exercise of common stock options	346,455	3	3,093	—	—	—	—
Issuance of restricted stock	101,500	1	(1)	—	—	—	—
Employee Stock Purchase Plan purchase	29,546	—	715	—	—	—	—
Stock-based compensation	32,250	—	13,537	—	—	—	—
Issuance in payment of Board fees	3,641	—	113	—	—	—	—
Treasury stock acquisition	—	—	—	—	37,154	(1,056)	—
Foreign currency translation adjustment	—	—	—	—	—	—	7
Net loss	—	—	—	(41,558)	—	—	—

Balance, September 30, 2009	47,235,475	$472	$440,786	$(312,013)	84,373	$(2,137)	$(1,274)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2008 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2008 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”) and information contained in the Company’s current reports on Form 8-K and quarterly reports on Form 10-Q filed since the filing of the 2008 Annual Report.

(b) Net Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(14,949)	$(10,107)	$(41,558)	$(34,147)

Denominator:
Weighted-average common shares outstanding	42,937,278	41,537,133	42,713,688	41,216,134
Weighted-average unvested restricted common shares subject to forfeiture	(175,457)	(148,957)	(192,048)	(178,738)

Shares used in calculating net loss per common share	42,761,821	41,388,176	42,521,640	41,037,396

Basic and diluted net loss per common share	$(0.35)	$(0.24)	$(0.98)	$(0.83)

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

	September 30,
	2009	2008
Common stock options	5,368,023	4,508,767
Warrants	102,524	1,926,122
Restricted common stock	168,500	142,000

	5,639,047	6,576,889

(c) New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FASB Accounting Standards Codification—“ASC”—ASC320-10-65). This FSP is intended to make the existing accounting more operational and to improve disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Also in April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly, (ASC 820-10-65) and FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (ASC 320). FSP No. 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP No. 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. Each of these pronouncements became effective for the Company for the quarter ending June 30, 2009 and did not have any significant impact on the Company’s financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

In May 2009, the FASB issued SFAS 165, Subsequent Events, (ASC 855) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this pronouncement for the quarter ended June 30, 2009. The adoption did not have an effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company began providing the ASC references when referring to GAAP in this Form 10-Q report. The adoption of SFAS No. 168 did not have an impact on the consolidated results of the Company.

In September 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 08-1, Revenue Arrangements with Multiple Deliverables (ASC 650-25). This issue revises the current accounting treatment for arrangements with multiple deliverables that contain more than one unit of accounting. For the Company, the issue is effective for revenue arrangements entered into or materially modified after December 31, 2010, although early adoption and/or retroactive application are permitted. The Company is currently assessing the impact that the issue may have on its consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

The authoritative literature for fair value measurements established a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. These tiers are as follows: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than the quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs (entity developed assumptions) in which little or no market data exists.

As of September 30, 2009, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of December 31, 2008 and September 30, 2009 (in thousands):

	December 31, 2008
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$113,943	$113,943	$—	$—
Long-term investments:
Auction rate securities	$3,419	—	—	3,419

Total financial assets	$117,362	$113,943	$—	$3,419

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

	September 30, 2009
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$192,310	$192,310	$—	$—
Long-term investments:
Auction rate securities	$3,319	—	—	3,319

Total financial assets	$195,629	$192,310	$—	$3,319

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the three and the nine months ended September 30, 2009 (in thousands):

Long-term Investments
Beginning balance	$3,419
Transfers into Level 3	—
Settlements	(100)
Unrealized loss-included in other comprehensive income	—

Ending balance	$3,319

3. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Commercial:
Raw materials	$3,502	$3,085
Work-in-process	2,659	341
Finished goods	3,207	6,040

Total Commercial	9,368	9,466

Pre-approval:
Raw materials	851	—
Work-in-process	1,109	—

Total Pre-approval	1,960	—

	$11,328	$9,466

On February 27, 2009, the Company filed the Biologics License Application (“BLA”) for XIAFLEX™ for the treatment of Dupuytren’s contracture (“Dupuytren’s”) with the U.S. Food and Drug Administration (“FDA”) and, on April 28, 2009, the FDA accepted for filing, and granted priority review status for, the BLA. On September 16, 2009, the Arthritis Advisory Committee appointed by the FDA recommended by a unanimous vote of 12 to 0 that XIAFLEX for the treatment of Dupuytren’s be granted marketing approval by the FDA. Pre-approval inventory at September 30, 2009 represents raw materials and work-in-process inventories of XIAFLEX that have been capitalized as inventory based on management’s judgment of the probable future use and net realizable value of these purchases.

4. REVOLVING CREDIT AGREEMENT

On August 4, 2009, the Company entered into a two year revolving credit agreement (“Revolving Line of Credit Agreement”) with Silicon Valley Bank (“SVB”). The Revolving Line of Credit Agreement provides a credit commitment of up to $30.0 million, subject to certain limitations discussed below, and provides SVB with a first priority lien on all our assets as security for borrowings. It also provides for a one-time increase in the amount of the credit commitment of up to $10.0 million upon mutual agreement of the parties. As of September 30, 2009, there were no outstanding borrowings under the Revolving Line of Credit Agreement.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

Interest on borrowings under the Revolving Line of Credit Agreement accrues at SVB’s prime rate plus 0.50 percent, subject to a minimum prime rate of 4.00 percent. The interest rate on borrowings will reduce to SVB’s prime rate upon achievement by the Company of certain financial measurements. The financial covenants contained in the Revolving Line of Credit Agreement are a quarterly and cumulative profitability and loss restriction, and a minimum liquidity ratio (“Minimum Quick Ratio”), defined as the ratio of unrestricted cash and cash equivalents, plus net accounts receivable, divided by current liabilities plus, without duplication, all outstanding credit extensions owed to SVB, but excluding deferred revenue and deferred rent. The Company must not (x) exceed a quarterly maximum net loss of between $10 million and $30 million, depending on the quarter at issue, during the initial portion of the term of the agreement, and (y) fall below a quarterly minimum net income of between $5 million and $10 million, depending on the quarter at issue, during the later portion of the term of the agreement. In addition, the Company must maintain a monthly and quarterly Minimum Quick Ratio of between 0.80:1.00 and 1.25:1.00, depending on the month or quarter at issue. If such financial covenants are not maintained, SVB will have a number of remedies under the agreement including, but not limited to, restricting further borrowing, declaring all amounts outstanding due and payable, and exercising remedies with respect to the collateral.

When “Net Liquidity”, defined as unrestricted cash and cash equivalents at SVB less borrowings from SVB, is greater than $15.0 million there are no restrictions on the amount which may be borrowed under the credit facility. When Net Liquidity is less than $15.0 million, the amount which may be borrowed under the credit facility is limited to specified percentages of certain customer accounts receivables. The Company incurs (1) an annual commitment fee of $150,000, (2) a fee of 0.50 percent per annum on the average unused balance of the commitment and (3), if Net Liquidity is less than $7.5 million, a monthly collateral handling fee of 0.0625 percent of the average monthly amount borrowed. The Revolving Line of Credit Agreement can be terminated by the Company at any time, but is subject to a 2.00 percent fee if such termination is made prior to August 4, 2010 and 1.00 percent fee if such termination is made after August 3, 2010 but prior to the maturity date.

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Payroll and related expenses	$10,479	$8,283
Royalty expenses	4,951	10,541
Research and development expenses	2,192	4,926
Sales and marketing expenses	8,421	2,491
Testim rebates, discounts and returns accrual	14,301	11,990
Pfizer Agreement expenses	—	3,000
Other expenses	4,112	5,462

	$44,456	$46,693

6. EMPLOYEE STOCK BENEFIT PLANS

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. In June 2009, employees purchased 29,546 shares of common stock at a price of $24.2080 per share, representing 85% of the closing price of the common stock on January 2, 2009, the purchase price for the first day of the purchase period. At September 30, 2009, there were 116,477 shares available for future grants under the plan.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

Under the Company’s 2004 Equity Compensation Plan (“the 2004 Plan”), as approved by the stockholders of the Company, qualified and non-qualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services to the Company. In June 2009, the stockholders authorized the increase of shares issuable under the 2004 Plan to 10,650,000. As of September 30, 2009, the Company has granted non-qualified stock options and restricted stock under the 2004 plan. In addition, the members of the Board of Directors may annually elect to receive all, or a designated portion, of their fees in the form of common stock instead of cash. The shares issued pursuant to such elections by Board members are issued under the 2004 Plan. During the nine months ended September 30, 2009, such issuances amounted to 3,641 shares having an aggregate fair value of $113,000 on the dates of issuance. At September 30, 2009, there were 2,486,827 available for future grants under the 2004 Plan.

(a) Stock Option Information

During the nine months ended September 30, 2009, the Company granted 1,528,597 standard non-qualified stock options to employees and non-employee directors to purchase shares of the Company’s common stock pursuant to the 2004 Plan. The options expire ten years from date of grant. Their exercise prices represent the closing price of the Company’s common stock on the respective dates that the options were granted and they vest no later than four years from the grant date, assuming continued employment of the grantee (with some options providing for automatic vesting upon a change in control of the Company).

The following tables summarize stock option activity for the nine month period ended September 30, 2009:

	Nine Months Ended September 30, 2009
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2008	4,425,624	$17.67
Granted	1,528,597	28.03
Exercised	(346,455)	8.94
Canceled	(239,743)	23.02

Outstanding at September 30, 2009	5,368,023	20.95	7.96	$71,654,951

Exercisable at September 30, 2009	2,056,142	14.00	6.90	41,754,009

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $34.21 as of September 30, 2009, that would have been received by the option holders had all option holders exercised their options as of that date. During the nine months ended September 30, 2009, total intrinsic value of options exercised was $7,198,409. As of September 30, 2009, 1,892,202 exercisable options were in-the-money.

During 2008, the Company granted to certain officers 180,000 performance-based options having an exercise price of $32.72. The performance goal for all 180,000 options was met during the nine months ended September 30, 2009 and vest at a rate of 33- 1/3% on each 10 month anniversary of the BLA filing date of February 27, 2009.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(b) Restricted Stock Information

During the nine months ended September 30, 2009, the Company granted 79,500 performance-based restricted stock awards to certain officers. The amount of shares ultimately earned, if any, is dependent on the timing of the (1) first commercial sale of XIAFLEX after FDA approval, or (2) a change in control of the Company. The amount of restricted stock awards ultimately earned will vest at the rate of 33 1/3 % on the date of achievement of the performance goal and on the first and second anniversary of this date. During 2008, the Company established a performance plan for employees responsible for the submission of the BLA to the FDA. Under this plan, 22,000 shares of restricted stock were awarded to these employees during the nine months ended September 30, 2009. The restrictions on these shares lapsed on April 28, 2009 with the FDA acceptance of the BLA.

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted stock activity for the nine month period ended September 30, 2009:

	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2008	142,000	$7.92
Granted	101,500	29.88
Vested	(75,000)	15.57

Nonvested at September 30, 2009	168,500	17.87

(c) Stock Awards

During the nine months ended September 30, 2009, the Company also issued to certain officers and other employees 32,250 shares of common stock having a grant date fair value of $30.00 per share, or $967,500 in the aggregate.

(d) Valuation Assumptions and Expense Information

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average assumptions:
Expected life of options (in years)	6.25	6.25	6.17	6.17
Risk-free interest rate	2.88%	3.37%	2.51%	3.20%
Expected volatility	50.47%	47.09%	50.27%	47.78%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

During the nine months ended September 30, 2009, the weighted-average grant-date fair value of options granted was $14.23. As of September 30, 2009, there was approximately $29,160,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.35 years.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

7. COMMON STOCK

On September 30, 2009, the Company completed the sale of 3,450,000 shares of common stock at a price of $34.50 per share in an underwritten public offering resulting in proceeds, net of offering expenses and underwriting discounts and commissions, of approximately $115.7 million.

8. PROVISION FOR INCOME TAXES

The provision for income taxes of $0.6 million for the first nine months of 2009 relates primarily to the Federal alternative minimum tax and various state income taxes. Prior to 2009, the Company did not incur Federal or state income taxes due to its history of taxable losses.

9. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(14,949)	$(10,107)	$(41,558)	$(34,147)
Other comprehensive loss:
Unrealized loss on available for sale securities	—	(452)	—	(1,112)
Foreign currency translation	(1)	(62)	7	(58)

Comprehensive loss	$(14,950)	$(10,621)	$(41,551)	$(35,317)

The unrealized loss on available for sale securities relates to the Company’s long-term investments. The foreign currency translation amounts relate to the Company’s foreign subsidiary.

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 5, 2009, the date the Company filed this quarterly report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the timing of actions to be taken by regulatory authorities, the efficacy of our product candidates, the commercial benefits available to us as a result of our agreements with third parties, future operations, financial position, future revenues, projected costs, the size of addressable markets, prospects, plans and objectives of management and other statements regarding matters that are not historical facts. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are subject to a number of risks and uncertainties including, among other things:

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

•

the completion of the review of the Biologics License Application (“BLA”) for XIAFLEX™ (collagenase clostridium histolyticum) (“XIAFLEX”) for the treatment of Dupuytren’s contracture (“Dupuytren’s”) by the U.S. Food and Drug Administration (“FDA”) and the outcome of that review;

•	preparedness for, and timing of, the U.S. launch of XIAFLEX for Dupuytren’s, if the BLA is approved by the FDA;

•	the ability to enroll patients in clinical trials for XIAFLEX in the expected timeframes;

•	the ability to obtain authorization from FDA or other regulatory authority to initiate clinical trials of XIAFLEX within the expected timeframes;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	the size of addressable markets for our product candidates;

•	results of clinical trials;

•	meeting applicable regulatory standards, filing for and receiving required regulatory approvals;

•	complying with the terms of our licenses and other agreements;

•	the ability to manufacture or have manufactured Testim, XIAFLEX and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	changes in industry practice; and

•	one-time events.

These risks are not exhaustive. For a more detailed discussion of risks and uncertainties, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and “Item 1A – Risk Factors” of this quarterly report. Other sections of this quarterly report and in our other Securities and Exchange Commission (“SEC”) filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects. Moreover, we operate in a very competitive and rapidly changing environment. Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws. We qualify all forward-looking statements by these cautionary statements.

As used herein, the terms “Company,” “Auxilium,” “we,” “us,” or “our” refer to Auxilium Pharmaceuticals, Inc, and its subsidiaries.

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to urologists, endocrinologists, orthopedists and select primary care physicians. We currently have approximately 440 employees, including a sales and marketing organization of approximately 230 people. Our only marketed product, Testim, is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration.

Our current product pipeline includes:

Phase III:

•

XIAFLEX for the treatment of Dupuytren’s. The efficacy of XIAFLEX has been demonstrated in multiple controlled Phase III clinical trials. The most common adverse events in these studies were consistent with those reported in previous XIAFLEX trials and included pain, swelling, bruising and pruritus at the injection site and transient lymph node swelling and pain. In over 2,600 XIAFLEX injections administered in 1,082 patients, there were nine subjects with 10 serious adverse events considered related to treatment.

Phase II:

•

XIAFLEX for the treatment of Peyronie’s disease (“Peyronie’s”). We completed patient enrollment for the phase IIb trial in January 2009 with over 120 subjects and expect to release top line results in December 2009.

•	XIAFLEX for the treatment of Adhesive Capsulitis (“Frozen Shoulder syndrome”).

Phase I:

•	AA4010, treatment for overactive bladder using our transmucosal film delivery system.

•	A Fentanyl pain product using our transmucosal film delivery system.

In addition to the above, we have the rights to develop other compounds for the treatment of pain using our transmucosal film delivery system and other products using our transmucosal film technology for treatment of urologic disease and for hormone replacement. We also have the option to license additional indications for XIAFLEX other than dermal products for topical administration.

We have never been profitable and have incurred an accumulated deficit of $312.0 million as of September 30, 2009. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and costs related to enhancing our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim and commercialize XIAFLEX (if approved), and to incur additional development and pre-commercialization costs for existing and new product opportunities, acquisition costs for new product opportunities and general and administration expense to support the infrastructure required for operational growth. We expect that quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the overall growth of the androgen market, the commercial launch of XIAFLEX (if approved), patient and insurer response to current economic conditions, the timing and extent of research and development efforts and the outcome and extent of clinical trial activities. Our limited operating history makes accurate prediction of future operating results difficult.

Third Quarter Developments

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

On September 2, 2009, we announced that The New England Journal of Medicine published in its September 3rd edition, data from our pivotal CORD I Phase III clinical trial of XIAFLEX for the treatment of Dupuytren’s.

On September 16, 2009, we announced that the Arthritis Advisory Committee appointed by the FDA recommended by a unanimous vote of 12 to 0 that XIAFLEX for the treatment of Dupuytren’s be granted marketing approval by the FDA. The Advisory Committee’s recommendation, although not binding, will be considered by the FDA in its review of the BLA. The original target Prescription Drug User Fee (“PDUFA”) action date for the FDA’s decision as to whether to grant marketing approval for XIAFLEX was August 28, 2009. The FDA has not updated the target PDUFA action date.

On September 30, 2009, we completed the sale of 3,450,000 shares of common stock in an underwritten public offering. We received proceeds, net of offering expenses and underwriting discounts and commissions, of approximately $115.7 million. We offered the shares of common stock sold in the offering pursuant to a Registration Statement on Form S-3 (Reg. No. 333-133477) filed with the SEC on August 27, 2007 and declared effective on September 19, 2007. We expect to use the net proceeds from the offering for general corporate purposes, including working capital, product development and capital expenditures. Pending use of such proceeds, we intend to invest the proceeds in short term interest-bearing securities.

Results of Operations

Three Months Ended September 30, 2009 and 2008

Net revenues. Net revenues increased $9.6 million, or 29.3%, to $42.1 million for the quarter ended September 30, 2009 from $32.6 million for the comparable 2008 period. Sales of Testim in the U.S. for the third quarter of 2009 were $40.2 million, a 25.1% increase over the $32.1 million recognized in the third quarter of 2008. This increase in revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to National Prescription Audit (“NPA”) data from IMS Health (“IMS”), a pharmaceutical market research firm, Testim total prescriptions for the third quarter of 2009 grew 17.3% over the comparable period of 2008. We believe that Testim prescription growth in the 2009 period over the 2008 period was driven by the overall gel market growth, physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for the third quarter of 2009 benefited from price increases having a cumulative impact of 11% over the comparable 2008 period, which was partially offset by increased utilization of coupons that are provided to new patients. Net revenues for the third quarter of 2009 and 2008 include $0.2 million of international product shipments of Testim and $0.9 million and $0.3 million, respectively, of revenues related to Testim up-front and milestone payments. Net revenues for the third quarter of 2009 also include $0.9 million of amortization of the deferred revenue resulting from our collaboration agreement with Pfizer, Inc. (“Pfizer”) (the “Pfizer Agreement”). Total product sales allowances for the third quarter of 2009 and 2008 amounted to 23.9% and 20.0%, respectively, of total sales of Testim in the U.S. The increase in this percentage for the 2009 period over the comparable period in 2008 results primarily from increases in coupon usage for new patients and from an increase in accrued rebates and allowances resulting from a change in estimate in the third quarter of 2009.

Cost of goods sold. Cost of goods sold was $9.5 million and $7.8 million for the three months ended September 30, 2009 and 2008, respectively. Cost of goods sold reflects the cost of product sold and royalty obligations due to the Company’s licensor on the sales of Testim, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended September 30, 2009 over the comparable period in 2008 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 77.4% in the third quarter of 2009 compared to 76.0% in the comparable 2008 period. The increase in the gross margin rate is the result of the impact of year-over-year price increases on U.S. Testim revenues and the increase in amortization of upfront and milestone payments, partially offset by higher coupon usage in 2009.

Research and development expenses. Research and development spending for the quarter ended September 30, 2009 was $12.8 million, compared to $13.3 million for 2008. The decline in spending results from a reduction in clinical development costs primarily related to the completion of XIAFLEX clinical trials that were conducted in 2008, offset by increases in regulatory costs for XIAFLEX and costs at our Horsham manufacturing facility.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $34.7 million for the quarter ended September 30, 2009 compared with $21.9 million for the year-ago quarter. The increase was primarily due to investments in preparing for the potential U.S. launch of XIAFLEX and increases in stock compensation costs.

Interest income. Interest income was $0.1 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively. Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense. Interest expense in 2009 represents the costs associated with our Revolving Line of Credit Agreement.

Provision for income taxes. The provision for income taxes for the third quarter of 2009 is based on our estimated annual effective tax rate of 1.5 percent. This income tax provision relates to the Federal alternative minimum tax and various state income taxes, resulting primarily from the inclusion of the $75 million received under the Pfizer Agreement in 2009 tax return income. Prior to 2009, the Company did not incur Federal or state income taxes due to its history of taxable losses.

Nine Months Ended September 30, 2009 and 2008

Net revenues. Net revenues increased $25.4 million, or 28.0%, to $116.0 million for the nine months ended September 30, 2009 from $90.6 million for the comparable 2008 period. Sales of Testim in the U.S. for the first nine months of 2009 were $109.7 million, a 22.7% increase over the $89.4 million recognized in the comparable period of 2008. This increase in revenues for the first nine months of 2009 compared to the comparable 2008 period resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, net of discounts, rebates and coupons. According to NPA data from IMS, Testim total prescriptions for the first nine months of 2009 grew 15.5% over the comparable period of 2008. We believe that Testim prescription growth in the 2009 period over the 2008 period was driven by the overall gel market growth, physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Net revenues for the first nine months of 2009 benefited from price increases having a cumulative impact of 10% over the comparable 2008 period, which was partially offset by increased utilization of coupons that are provided to new patients. Net revenues for the nine months ended September 30, 2009 and 2008 include $1.1 million and $0.7 million, respectively, of international product shipments of Testim and $2.6 million and $0.5 million, respectively, of revenues related to Testim up-front and milestone payments. Net revenues for the first nine months of 2009 also include $2.7 million of amortization of the deferred revenue resulting from the Pfizer Agreement. Total product sales allowances for the first nine months of 2009 and 2008 amounted to 22.5% and 20.2%, respectively, of total sales of Testim in the U.S. The increase in this 2009 period over the comparable period in 2008 results primarily from an increase in coupon usage for new patients.

Cost of goods sold. Cost of goods sold was $26.7 million and $21.2 million for the nine months ended September 30, 2009 and 2008, respectively. Cost of goods sold reflects the cost of product sold and royalty obligations due to the Company’s licensor on the sales of Testim, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the nine months ended September 30, 2009 over the comparable period in 2008 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 77.0% in the first nine months of 2009 compared to 76.6% in the comparable 2008 period. The increase in the gross margin rate is the result of the impact of year-over-year price increases on U.S. Testim revenues and the increase in amortization of up-front and milestone payments, partially offset by a 2008 one-time manufacturing fee rebate and higher coupon usage in 2009.

Research and development expenses. Research and development costs for the first nine months of 2009 were $40.0 million compared with $39.9 million for the comparable year-ago period. Although the overall spending was comparable year over year, there was a reduction in clinical development costs primarily related to the completion of XIAFLEX clinical trials that were conducted in 2008, offset by increases in regulatory costs for XIAFLEX and costs at our Horsham manufacturing facility.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $90.5 million for the nine months ended September 30, 2009 compared with $65.1 million for the comparable year-ago period. The increase was primarily due to investments in preparing for the potential U.S. launch of XIAFLEX, costs incurred in 2009 in defense of our Testim intellectual property and increases in stock compensation costs.

Interest income. Interest income was $0.4 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively. Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense. Interest expense in 2009 represents the costs associated with our Revolving Line of Credit Agreement.

Provision for income taxes. The provision for income taxes of $0.6 million for the first nine months of 2009 is based on our estimated annual effective tax rate of 1.5 percent. This income tax provision relates to the Federal alternative minimum tax and various state income taxes, resulting primarily from the inclusion of the $75 million received under the Pfizer Agreement in 2009 tax return income. Prior to 2009, the Company did not incur Federal or state income taxes due to its history of taxable losses.

Liquidity and Capital Resources

Since inception through September 30, 2009, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through September 30, 2009, we received net proceeds of approximately $402.8 million from private and public sales of equity securities and the exercise of stock options, including our offering of 3,450,000 shares of common stock completed on September 30, 2009 for which we received net proceeds of approximately $115.7 million. We had $192.3 million and $113.9 million in cash and cash equivalents as of September 30, 2009 and December 31, 2008, respectively.

On August 4, 2009, we entered into the Revolving Line of Credit Agreement with SVB which provides us a credit commitment of up to $30.0 million, subject to certain limitations discussed below, and provides SVB with a first priority lien on all our assets as security for borrowings. It also provides for a one-time increase in the amount of the credit commitment of up to $10.0 million upon mutual agreement of the parties. As of September 30, 2009, we had no outstanding borrowing under this agreement.

The financial covenants contained in the Revolving Line of Credit Agreement are a quarterly and cumulative profitability and loss restriction, and a minimum liquidity ratio (“Minimum Quick Ratio”), defined as the ratio of unrestricted cash and cash equivalents, plus net accounts receivable, divided by current liabilities plus, without duplication, all outstanding credit extensions owed to SVB, but excluding deferred revenue and deferred rent. We must not (x) exceed a quarterly maximum net loss of between $10 million and $30 million, depending on the quarter at issue, during the initial portion of the term of the agreement, (y) fall below a quarterly minimum net income of between $5 million and $10 million, depending on the quarter at issue, during the later portion of the term of the agreement, or (z) fail to maintain a monthly and quarterly Minimum Quick Ratio of between 0.80:1.00 and 1.25:1.00, depending on the month or quarter at issue. If such financial covenants are not maintained, SVB will have a number of remedies under the agreement including, but not limited to, restricting further borrowing, declaring all amounts outstanding due and payable, and exercising remedies with respect to the collateral. Further, when “Net Liquidity”, defined as unrestricted cash and cash equivalents at SVB less borrowings from SVB, is greater than $15.0 million there are no restrictions on the amount which may be borrowed under the credit facility. When Net Liquidity is less than $15.0 million, the amount which may be borrowed under the credit facility is limited to specified percentages of certain customer accounts receivables.

We believe that our current financial resources and sources of liquidity, including potential milestone payments to us, will be adequate to fund our anticipated operations until such time that the Company reaches profitability. We may, however, elect to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

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

Sources and Uses of Cash

Cash used in operations was $31.9 million and $21.0 million for the nine months ended September 30, 2009 and 2008, respectively. Cash used in operations for the nine months ended September 30, 2009 resulted primarily from operating losses and the payment of costs accrued in 2008, including $6.4 million to BioSpecifics Technologies Corp. (“BioSpecifics”) for their share of the $75 million received under the Pfizer Agreement and approximately $3.0 million in transaction related costs associated with the Pfizer Agreement. Cash used in operations for the nine months ended September 30, 2008 resulted primarily from operating losses and included a $2.5 million increase in inventory which was primarily due to the Company’s decision to increase the finished inventory level on hand and available for sale.

Cash used by investing activities was $8.3 million and $7.6 million for the nine months ended September 30, 2009 and 2008, respectively. Investing activities in both periods represent primarily our investments in property and equipment. These investments in property and equipment relate primarily to the improvements being made to our Horsham biological manufacturing facility in preparation for the future production of XIAFLEX.

Cash provided by financing activities was $118.6 million and $4.8 million for the nine months ended September 30, 2009 and 2008, respectively. Cash provided by financing activities for 2009 represents primarily the $115.7 million in net proceeds provided by the September 2009 common stock offering and cash receipts from stock option exercises and Employee Stock Purchase Plan purchases. Cash provided by financing activities for 2008 results primarily from cash receipts from stock option exercises and Employee Stock Purchase Plan purchases.

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

While we currently do not have any borrowings under the Revolving Line of Credit Agreement, were we to draw on the facility, in the event of an event of default, SVB has the right to declare the amounts borrowed under the Revolving Line of Credit Agreement immediately due and payable, and terminate all commitments to extend further credit. An event of default under the Revolving Line of Credit Agreement includes, among other things, the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event which could have a material adverse effect on us. If we were unable to repay those amounts, SVB could proceed against the collateral granted pursuant to the Revolving Line of Credit Agreement. If SVB accelerates the repayment of our borrowings, we cannot assure you that we will have sufficient cash on hand to repay the amounts borrowed under the Revolving Line of Credit Agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended September 30, 2009:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 to July 31, 2009	16,032		$30.00	Not applicable	Not applicable
Aug. 1, 2009 to Aug. 31, 2009	None		Not applicable	Not applicable	Not applicable
Sept. 1, 2009 to Sept. 30, 2009	None		Not applicable	Not applicable	Not applicable

Total	16,032	(1)	$30.00	Not applicable	Not applicable

(1)	Represents shares purchased from Armando Anido, Chief Executive Officer and President of the Company, pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of resticted stock issued in accordance with Rule 16 b-3 of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

10.1	Loan and Security Agreement, dated August 4, 2009, among Silicon Valley Bank, Auxilium Pharmaceuticals, Inc., Auxilium International Holdings, Inc. and Auxilium US Holdings, LLC (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2009, File No. 000-50855, and incorporated herein by reference).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: November 5, 2009	/S/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2009	/S/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Loan and Security Agreement, dated August 4, 2009, among Silicon Valley Bank, Auxilium Pharmaceuticals, Inc., Auxilium International Holdings, Inc. and Auxilium US Holdings, LLC (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2009, File No. 000-50855, and incorporated herein by reference).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).