Form 10-Q
period 2010-03-31
AUXILIUM PHARMACEUTICALS INC
filed 2010-05-07
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 47,441,504.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$175,805	$181,977
Accounts receivable, trade, net	21,494	18,266
Accounts receivable, other	847	1,323
Inventories	27,783	19,554
Prepaid expenses and other current assets	2,888	3,670

Total current assets	228,817	224,790
Property and equipment, net	25,289	24,227
Long-term investments	2,718	3,118
Other assets	9,587	8,429

Total assets	$266,411	$260,564

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,050	$6,711
Accrued expenses	45,924	51,571
Deferred revenue, current portion	5,942	4,211
Deferred rent, current portion	909	883

Total current liabilities	59,825	63,376

Deferred revenue, long-term portion	82,657	69,703

Deferred rent, long-term portion	6,829	6,966

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 47,412,058 and 47,317,602 shares at March 31, 2010 and December 31, 2009, respectively	474	473
Additional paid-in capital	452,293	446,876
Accumulated deficit	(332,521)	(323,912)
Treasury stock at cost: 91,459 and 84,373 shares at March 31, 2010 and December 31, 2009, respectively	(2,353)	(2,137)
Accumulated other comprehensive income	(793)	(781)

Total stockholders’ equity	117,100	120,519

Total liabilities and stockholders’ equity	$266,411	$260,564

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenues	$45,480	$34,674

Operating expenses:
Cost of goods sold	9,451	7,877
Research and development*	8,479	13,534
Selling, general and administrative*	36,103	26,403

Total operating expenses	54,033	47,814

Loss from operations	(8,553)	(13,140)
Interest income	35	220
Interest expense	(91)	—

Loss before income taxes	(8,609)	(12,920)
Provision for income taxes	—	314

Net loss	$(8,609)	$(13,234)

Basic and diluted net loss per common share	$(0.18)	$(0.31)

Weighted average common shares outstanding	47,131,289	42,320,072

* includes the following amounts of stock-based compensation expense:

Research and development	$553	$1,132
Selling, general and administrative	3,237	3,398

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,609)	$(13,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,790	4,530
Depreciation and amortization	1,289	790
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, trade and other	(2,752)	1,705
Increase in inventories	(7,853)	(330)
Increase in prepaid expenses and other current assets	(474)	(2,134)
Decrease in accounts payable and accrued expenses	(5,304)	(10,437)
Increase (decrease) in deferred revenue	14,685	(1,795)
Decrease in deferred rent	(111)	(153)

Net cash used in operating activities	(5,339)	(21,058)

Cash flows from investing activities:
Purchases of property and equipment	(2,254)	(3,115)
Redemptions of long-term investments	400	—

Net cash used in investing activities	(1,854)	(3,115)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,220	759
Treasury stock acquisition	(216)	(359)
Payments in common stock	32	41

Net cash provided by financing activities	1,036	441

Effect of exchange rate changes on cash	(15)	(16)

Decrease in cash and cash equivalents	(6,172)	(23,748)
Cash and cash equivalents, beginning of period	181,977	113,943

Cash and cash equivalents, end of period	$175,805	$90,195

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2010

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Treasury Stock		Accumulated other comprehensive
	Shares	Amount	capital	deficit	Shares	Cost	loss
Balance, January 1, 2010	47,317,602	$473	$446,876	$(323,912)	84,373	$(2,137)	$(781)
Exercise of common stock options	108,190	1	1,219	—	—	—	—
Stock-based compensation	—	—	4,166	—	—	—	—
Payments in common stock	1,020	—	32	—	—	—	—
Cancellation of restricted stock	(14,754)	—	—	—	—	—	—
Treasury stock acquisition	—	—	—	—	7,086	(216)	—
Other comprehensive loss	—	—	—	—	—	—	(12)
Net loss	—	—	—	(8,609)	—	—	—

Balance, March 31, 2010	47,412,058	$474	$452,293	$(332,521)	91,459	$(2,353)	$(793)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at March 31, 2010 and for the respective three-month periods ended March 31, 2010 and 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2009 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2009 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b) Net Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(8,609)	$(13,234)

Denominator:
Weighted-average common shares outstanding	47,258,667	42,500,622
Weighted-average unvested restricted common shares subject to forfeiture	(127,378)	(180,550)

Shares used in calculating net loss per common share	47,131,289	42,320,072

Basic and diluted net loss per common share	$(0.18)	$(0.31)

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

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

	March 31,
	2010	2009
Common stock options	6,442,030	5,159,818
Warrants	102,524	1,049,199
Restricted common stock	127,080	240,500

	6,671,634	6,449,517

(c) XIAFLEX Revenue Recognition

Milestone payments- On January 21, 2010, the Company and Pfizer Inc. (Pfizer), its European partner, announced the European scientific/technical review procedure for the Marketing Authorization Application (MAA) for XIAFLEX® (collagenase clostridium histolyticum) for the treatment of Dupuytren’s contracture (Dupuytren’s) commenced. As a result of accomplishing this milestone, the Company received a $15 million payment from Pfizer and made a payment of approximately $1.3 million to BioSpecifics Technologies Corp. (BioSpecifics), both of which have been deferred and are being recognized as revenue and cost of sales, respectively, on a straight-line basis over the remaining estimated life of the agreement with Pfizer.

Product sales- On February 2, 2010, the Company received marketing approval from the U.S. Food and Drug Administration (FDA) for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord. In March 2010, the Company began shipping XIAFLEX to its specialty distributor and specialty pharmacy customers and launched its marketing program for this new product. Under the Company’s agreements with its customers, they have the right to return XIAFLEX for any reason for up to six months after product expiration. As XIAFLEX is new to the marketplace, the Company is currently assessing the flow of product through its distribution channel. Since current authoritative guidance precludes revenue recognition until a reasonable estimate of returns can made, the Company is deferring the recognition of revenues, and related product costs, on XIAFLEX product shipments to its speciality distributor and speciality pharmacy customers until an estimate of returns can made. However, the Company is recognizing XIAFLEX product sale revenues, and related product costs, at the time the product is shipped to physicians for administration to patients. Such revenues have been reduced for estimated discounts and allowances based on the contractual terms of sales. As of March 31, 2010, the amount of deferred XIAFLEX revenues was approximately $1.0 million.

(d) New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) that revises the authoritative guidance for revenue arrangements with multiple deliverables that contain more than one unit of accounting. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. For the Company, the issue is effective for revenue arrangements entered into or materially modified after December 31, 2010, although early adoption and/or retroactive application are permitted. The Company is currently assessing the impact that this guidance may have on its consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Under this guidance, consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone must be evaluated individually to determine if it is substantive. For the Company, this guidance is effective on a prospective basis for milestones achieved in after June 30, 2010, although early adoption is permitted. The Company is currently assessing the impact this guidance may have on its consolidated financial statements.

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

As of March 31, 2010, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$175,805	$175,805	$—	$—
Long-term investments:
Auction rate securities	$2,718	—	—	2,718

Total financial assets	$178,523	$175,805	$—	$2,718

	December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$181,977	$181,977	$—	$—
Long-term investments:
Auction rate securities	$3,118	—	—	3,118

Total financial assets	$185,095	$181,977	$—	$3,118

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the three months ended March 31, 2010 (in thousands):

Long -term Investments
Beginning balance	$3,118
Transfers into Level 3	—
Settlements	(400)
Unrealized loss- included in other comprehensive income	—

Ending balance	$2,718

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

3. INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Commercial:
Raw materials	$7,652	$4,420
Work-in-process	9,478	1,777
Finished goods	10,653	5,986

Total Commercial	27,783	12,183

Pre-approval:
Raw materials	—	903
Work-in-process	—	6,468

Total Pre-approval	—	7,371

	$27,783	$19,554

On February 2, 2010, the FDA approved XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord. Pre-approval inventory at December 31, 2009 represented raw materials and work-in-process inventories of XIAFLEX capitalized as inventory based on management’s judgment of the probable future use and net realizable value of these inventories.

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Payroll and related expenses	$7,641	$13,013
Royalty expenses	5,452	5,206
Research and development expenses	1,365	2,498
Sales and marketing expenses	11,565	9,827
Rebates, discounts and returns accrual	16,850	16,218
Other expenses	3,051	4,809

	$45,924	$51,571

5. STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services. As of March 31, 2010, the Company has granted non-qualified stock options and restricted stock under this plan. At March 31, 2010, there were 1,168,266 shares available for future grants under the 2004 Plan.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

(a) Stock Option Information

During the three months ended March 31, 2010, the Company granted 1,308,529 standard non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. These options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted and they vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the three month period ended March 31, 2010:

	Three Months Ended March 31, 2010
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2009	5,359,110	$21.16
Granted	1,308,529	30.39
Exercised	(108,190)	11.28
Forfeited	(117,419)	28.93

Outstanding at March 31, 2010	6,442,030	23.06	7.91	$55,087,862

Exercisable at March 31, 2010	2,666,711	17.28	6.66	38,450,694

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $31.16 as of March 31, 2010, that would have been received by the option holders had all option holders exercised their options as of that date. During the three months ended March 31, 2010, total intrinsic value of options exercised was $2,207,250. As of March 31, 2010, 2,068,989 exercisable options were in-the-money.

(b) Stock Awards

During the three months ended March 31, 2010, the Company granted performance-based restricted stock awards to certain officers. A total of up to 77,000 shares of restricted stock will be issued pursuant to these awards upon the achievement of the performance goal, with the number of shares of restricted stock ultimately issued (subject to vesting) to be determined based on U.S. net sales of XIAFLEX in the year ending December 31, 2010. The number of shares of restricted stock issued upon achievement of the performance goal will vest 33 1/3% on the date the performance goal is achieved with the balance vesting in two equal instalments thereafter on the first and second anniversary of the date the performance goal is achieved.

In addition, during the three months ended March 31, 2010, the Company granted performance stock awards to certain employees instrumental in the preparation of the XIAFLEX product launch under which 15,398 shares of common stock will be issued to them if a certain level of U.S. net sales of XIAFLEX in the year ending December 31, 2010 is attained.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

In 2009, the Company granted 79,500 performance-based restricted stock awards to certain officers. On February 28, 2010, 70,998 of these restricted shares were awarded with 23,666 shares vesting immediately. The 8,502 restricted shares that were not awarded were cancelled on February 28, 2010, and an additional 6,252 restricted shares were cancelled on the termination of an officer of the Company. The remaining 41,080 shares of the performance-based restricted stock awards vest in equal amounts on February 28, 2011 and February 28, 2012.

The following table summarizes the restricted stock activity for the three-month period ended March 31, 2010:

	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2009	168,500	$17.87
Vested	(26,666)	26.80
Cancelled	(14,754)	28.50

Nonvested at March 31, 2010	127,080	14.76

(c) Valuation Assumptions and Expense Information

Total stock-based compensation costs charged against income for the three months ended March 31, 2010 and 2009 amounted to $3,790,000 and $4,530,000, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $376,000 for three months ended March 31, 2010, and were insignificant for three months ended March 31, 2009.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended March 31,
	2010	2009
Weighted average assumptions:
Expected life of options (in years)	6.25	6.24
Risk-free interest rate	2.80%	2.26%
Expected volatility	49.80%	49.99%
Expected dividend yield	0.00%	0.00%

During the three months ended March 31, 2010, the weighted-average grant-date fair value of options granted was $15.57. As of March 31, 2010, there was approximately $31,500,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.60 years.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

7. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(8,609)	$(13,234)
Other comprehensive income (loss):
Foreign currency translation	(12)	(5)

Comprehensive loss	$(8,621)	$(13,239)

The foreign currency translation amounts relate to the Company’s foreign subsidiary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Special Note Regarding Forward-Looking Statements

Certain statements in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the timing of actions to be taken by regulatory authorities, the efficacy of our product candidates, third-party coverage and reimbursement for XIAFLEX, the commercial benefits available to us as a result of our agreements with third parties, future operations, financial position, future revenues, projected costs, the size of addressable markets, prospects, plans and objectives of management and other statements regarding matters that are not historical facts and involve predictions. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are subject to a number of risks and uncertainties including, among other things:

•	the successful launch in the United States (U.S.) of XIAFLEX® (collagenase clostridium histolyticum) for the treatment Dupuytren’s contracture (Dupuytren’s);

•	growth in sales of Testim®;

•	growth of the overall androgen market;

•	the availability of and ability to obtain additional funds through public or private offerings of debt or equity securities;

•	achieving market acceptance of XIAFLEX by physicians and patients;

•	achieving market acceptance of Testim by physicians and patients and competing effectively with other Testosterone Replacement Therapy (TRT) products;

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

•	obtaining and maintaining all necessary patents or licenses;

•	purchasing ingredients and supplies necessary to manufacture XIAFLEX, Testim and our product candidates at acceptable terms to us;

•	obtaining and maintaining third-party payor coverage and reimbursement for XIAFLEX, Testim and our product candidates;

•	the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•	the ability to enroll patients in clinical trials for XIAFLEX in the expected timeframes;

•	the ability to obtain authorization from U.S. Food and Drug Administration (FDA) or other regulatory authority to initiate clinical trials of XIAFLEX within the expected timeframes;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	the size of addressable markets for our product candidates;

•	results of clinical trials;

•	meeting applicable regulatory standards, filing for and receiving required regulatory approvals;

•	complying with the terms of our license and other agreements;

•	the ability to manufacture or have manufactured XIAFLEX, Testim and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	changes in industry practice; and

•	one-time events.

These risks are not exhaustive. For a more detailed discussion of risks and uncertainties, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and “Item 1A – Risk Factors” of this quarterly report. Other sections of this quarterly report and in our other SEC filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects. Moreover, we operate in a very competitive and rapidly changing environment. Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws. We qualify all forward-looking statements by these cautionary statements.

Special Note Regarding Market and Clinical Data

We obtained the market data used throughout this quarterly report from our own research, surveys or studies conducted by third parties and industry or general publications. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified such data. Similarly, we believe our internal research is reliable but it has not been verified by any independent sources.

This quarterly report may include discussion of certain clinical studies relating to our products and/or product candidates. These studies typically are part of a larger body of clinical data relating to such products or product candidates, and the discussion herein should be considered in the context of the larger body of data.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences, such as urologists, endocrinologists, certain targeted primary care physicians, hand surgeons, subsets of orthopedic, general, and plastic surgeons who focus on the hand, and rheumatologists. We currently have approximately 560 employees, including a sales and marketing organization of approximately 300 people.

We currently market two products in the U.S.:

•

Testim is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration. Testim has been approved in the U.S. by the FDA.

•

XIAFLEX is a proprietary, injectable collagenase enzyme for the treatment of Dupuytren’s. XIAFLEX received approval from the FDA on February 2, 2010 for the treatment of adult Dupuytren’s patients with a palpable cord. Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. The disease is progressive in nature. Typically, nodules develop in the palm as collagen deposits accumulate. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment.

We also have received marketing approval for Testim in Belgium, Canada, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom. Ferring International Center S.A. and Paladin Labs Inc. commercialize Testim on our behalf in certain European countries and Canada, respectively. Our current product pipeline includes:

Phase II:

•	XIAFLEX for the treatment of Peyronie’s disease (Peyronie’s)

•	XIAFLEX for the treatment of Adhesive Capsulitis (Frozen Shoulder syndrome)

Phase I:

•	AA4010, treatment for overactive bladder using our transmucosal film delivery system

•	A Fentanyl pain product using our transmucosal film delivery system.

In addition to the above, we have the rights to develop other compounds for the treatment of pain using our transmucosal film delivery system and other products using our transmucosal film technology for treatment of urologic disease and for hormone replacement. We also have the option to license additional indications for XIAFLEX other than dermal products for topical administration.

We have never been profitable and have incurred an accumulated deficit of $332.5 million as of March 31, 2010. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and costs related to enhancing our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim and XIAFLEX, and to incur additional development and pre-commercialization costs for existing and new product opportunities, acquisition costs for new product opportunities and general and administration expense to support the infrastructure required for operational growth. We expect that quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including launch of, market acceptance and pricing of

XIAFLEX, the overall growth of the androgen market, patient and insurer response to current economic conditions, the timing and extent of research and development efforts and the outcome and extent of clinical trial activities.

First Quarter Developments

On February 2, 2010, we received marketing approval from the FDA for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord and, in late March 2010, we launched this product. We are marketing and selling XIAFLEX in the U.S. through a team of approximately 100 field sales managers and representatives, reimbursement specialists and managed market account directors. In addition, a staff of 11 medical science liaisons provides medical support for XIAFLEX. We have established a distribution network that will allow health care providers to access XIAFLEX through specialty distributors and specialty pharmacies or in the institutional setting after they have undergone training on XIAFLEX and its administration. The FDA has required a risk evaluation and mitigation strategy (REMS) program for XIAFLEX, which consists of a communication plan and a medication guide. This REMS is designed (1) to evaluate and mitigate known and potential risks and serious adverse events; (2) to inform healthcare providers about how to properly inject XIAFLEX and perform finger extension procedures; and (3) to inform patients about the serious risks associated with XIAFLEX. We are marketing XIAFLEX to physicians who are experienced in injection procedures of the hand and treatment of Dupuytren’s and will only provide access to XIAFLEX after physicians have attested to completion of a training program. This training program is available as a video or written manual and demonstrates proper use and administration of XIAFLEX, as well as an overview of both identified and potential risks with XIAFLEX. As of April 30, 2010, over 1,100 physicians have attested to completing the required training through XIAFLEX Xperience™ and are eligible to use XIAFLEX for the treatment of Dupuytren’s.

On January 21, 2010 the Company and its European XIAFLEX partner, Pfizer Inc. (Pfizer), announced the European scientific/technical review procedure for the Marketing Authorization Application (MAA) for XIAFLEX for the treatment of Dupuytren’s commenced.

We have continued to refine our market assumptions concerning the Dupuytren’s contracture market for the U.S. We have integrated data from our internal market research with data from multiple publicly available databases, including the 5% and BESS Medicare databases, SDI Health, LLC’s claims sampling database, Walters Klewer claims database and information from the AMA. Based on our analysis of the data, we believe that:

•	3 to 6% of the adult Caucasian population, or 6 to 11 million people in the U.S. suffer from some stage of the disease;

•	between 1 and 3 million patients are diagnosed in the U.S.;

•	every year in the U.S., approximately 300,000 patients are diagnosed with Dupuytren’s disease; and

•	approximately 70,000 patients undergo surgery every year.

In our opinion, this represents a substantial and sustainable market. In order to fully maximize our U.S. commercial opportunity, we intend to target all of these patients, as long as they have a palpable cord. Further, we agree with the conclusions reached by the authors of The New England Journal of Medicine CORD I article that a majority of Dupuytren’s contracture patients with cords would be eligible for XIAFLEX.

Healthcare Reform Legislation

On March 23, 2010, healthcare reform legislation was enacted in the United States, which contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include:

•	an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs;

•	the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and

•	the expansion of the 340(B) Public Health Services (PHS) drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers.

Beginning in 2011, the new law requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap, which is known as the “donut hole.” Also, beginning in 2011, we will be assessed our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and Veterans Administration and PHS discount programs) made during the previous year. The aggregated industry wide fee is expected to total $28.0 billion through 2019, ranging from $2.5 billion to $4.1 billion annually.

Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. For example, we do not yet know when and how discounts will be provided to the additional hospitals eligible to participate under the 340(B) program. In addition, determinations as to how the Medicare Part D coverage gap will operate and how the annual fee on branded prescription drugs will be calculated and allocated remain to be clarified, though, as noted above, these programs will not be effective until 2011. We have made several estimates with regard to important assumptions relevant to determining the financial impact of this legislation on our business due to the lack of availability of both certain information and complete understanding of how the process of applying the legislation will be implemented.

In 2010, we do not expect that the new legislation will have a material effect on our results of operations or financial position. We are still assessing the full extent of this legislation’s longer term impact on our business.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Net revenues. Net revenues for the three months ended March 31, 2010 and 2009 comprise the following:

	Three months ended March 31,
	2010	2009	Change	% Change
	(in thousands)
Testim revenues-
Net U.S. revenues	$43,881	$32,508	$11,373	35.0%
International product shipments	199	436	(237)
International contract revenue	144	838	(694)

	44,224	33,782	10,442	30.9%

XIAFLEX revenues-
Net U.S. revenues	167	—	167
International contract revenue	1,089	892	197

	1,256	892	364	40.8%

Total net revenues	$45,480	$34,674	$10,806	31.2%

Revenue allowance as a percentage of :
gross U.S. revenues	21.0%	21.8%	(0.8)%

The increase in Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing. According to National Prescription Audit data from IMS Health, a pharmaceutical market research firm, Testim total prescriptions for the first quarter of 2010 grew 14.8% over the comparable period of 2009. We believe that Testim prescription growth in the 2010 period over the 2009 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim revenues for the first quarter of 2010 benefited from price increases having a cumulative impact of 11% over the comparable 2009 period. International contract revenues shown in the above table represent the amortization of deferred up-front, milestone and royalty payments the Company has received under its out-licensing agreements. Testim international contract revenue for the first quarter of 2010 decreased compared to 2009 as a result of the termination of the license and distribution agreement with Ipsen Pharma GmbH (Ipsen) in late 2009. During 2009, the remaining balance of milestone payments previously received from Ipsen was recognized as revenue in connection with this contract termination.

Net revenues for the three months ended March 31, 2010 include $0.2 million of initial U.S. product sales of XIAFLEX for Dupuytren’s which was launched late in the quarter. Under our agreements with our specialty distributor and specialty pharmacy customers, they have the right to return XIAFLEX for any reason for up to six months after product expiration. Since XIAFLEX is new to the marketplace, we are currently assessing the flow of product through our distribution channel. Since current authoritative guidance precludes revenue recognition until a reasonable estimate of returns can made, we are deferring the recognition of revenue, and related product costs, of XIAFLEX product shipments to our specialty distributor and specialty pharmacy customers until an estimate of returns can made. However, we are recognizing XIAFLEX product sale revenues, and related product costs, at the time the product is shipped to physicians for administration to patients. Such revenues have been reduced for estimated discounts and allowances based on the contractual terms of sales. As of March 31, 2010, the amount of deferred XIAFLEX revenues was approximately $1.0 million. The increase in XIAFLEX international contract revenue for the first quarter of 2010 over the comparable period in 2009 is due to the $15 million European MAA milestone payment we received from Pfizer during the first quarter of 2010 which is being amortized to revenue over the estimated remaining contract life of the December 2008 development, commercialization and supply agreement with Pfizer (the Pfizer Agreement).

Revenue allowances as a percentage of gross U.S. revenues for first quarter 2010 compared to that of 2009 decreased as a result of favorable adjustments in the percentages of revenue allowance for Testim wholesaler service fees and Testim returns recorded in the first quarter of 2010.

Cost of goods sold. Cost of goods sold was $9.5 million and $7.9 million for the three months ended March 31, 2010 and 2009, respectively. Cost of goods sold reflects the cost of product sold and royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended March 31, 2010 over the comparable period in 2008 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 79.2% in the first quarter of 2010 compared to 77.3% in the comparable 2009 period. The increase in the gross margin rate is the result of the impact of year-over-year price increases on U.S. Testim revenues and 2009 investments that were made in various Testim supply chain initiatives.

Research and development expenses. Research and development spending for the quarter ended March 31, 2010 was $8.5 million, compared to $13.5 million for 2009. The reduction in expense was the result of the shift of XIAFLEX production activity from manufacturing development to commercial inventory production that commenced in the fourth quarter of 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $36.1 million for the quarter ended March 31, 2010 compared with $26.4 million for the year-ago quarter. The increase was primarily due to the addition of the sales and reimbursement field force and infrastructure, and promotional and training activity in support of the launch of XIAFLEX for Dupuytren’s in the U.S.

Interest income. Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense. Interest expense in 2010 relates primarily to the costs associated the Company’s two year $30 million revolving credit line which was secured in August 2009.

Provision for income taxes. Given our history of taxable losses, we have not to date incurred income taxes. The provision for income taxes of $0.3 million for the first quarter of 2009 related to the Federal alternative minimum tax regulations which were amended in late 2009 to eliminate the requirement for this tax provision.

Liquidity and Capital Resources

Since inception through March 31, 2010, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through March 31, 2010, we received net proceeds of approximately $404.4 million from private and public sales of equity securities and the exercise of stock options and warrants. We had $175.8 million and $182.0 million in cash and cash equivalents as of March 31, 2010 and December 31, 2009, respectively.

We believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations beyond reaching profitability based on our current plans and expectations. We may, however, elect to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

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

Sources and Uses of Cash

Cash used in operations was $5.3 million and $21.1 million for the three months ended March 31, 2010 and 2009, respectively. Cash used in operations for the three months ended March 31, 2010 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges, offset in part by approximately $13.7 million of net milestone receipts in the first quarter of 2010 under our XIAFLEX license agreements representing the $15 million European MAA milestone payment received from Pfizer and the associated payment of approximately $1.3 million to BioSpecifics Technologies Corp. for their share of this milestone. Cash used in operations for the three months ended March 31, 2009 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges, and the payment of $9.4 million of costs accrued in 2008 in connection with the Pfizer Agreement.

Cash used in investing activities was $1.9 million for the three months ended March 31, 2010 compared to cash used of $3.1 million for the three months ended March 31, 2009. The cash impact of investing activities relates primarily to our investments in property and equipment and, in 2010, to the net of the redemptions of long-term investments. Our investments in property and equipment relate primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure in preparation for the production of XIAFLEX.

Cash provided by financing activities was $1.0 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. Cash provided by financing activities in both periods results primarily from cash receipts from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers and employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

New Accounting Pronouncements

See Note 1(d) - New Accounting Pronouncements to the Company’s Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. There have been no significant changes in our exposure to market risks since December 31, 2009. Refer to “Item 7 A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information.

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

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 in evaluating our business, financial position, future results and prospects. The information presented below updates and supplements those risk factors for the legislation identified below which was recently signed into law and should be read n conjunction with the risks and other information contained in that Form 10-K. The risks described in our Form 10-K, as updated below, are not the only risks facing our company. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect our business, financial position, future results and prospects.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably and increase competition.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the associated reconciliation bill (collectively, the Healthcare Reform Law), which include a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increases the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug and biological products (beginning in 2011). Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners.

In addition, the new law includes provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, we expect that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the U.S. Food and Drug Administration (FDA). The new law also establishes an abbreviated licensure pathway for products that are biosimilar to FDA-approved biological products, such as XIAFLEX. As a result, we could face competition from other pharmaceutical companies that develop biosilimar versions of our biological product XIAFLEX that do not infringe our patents or other proprietary rights. Specifically, the Patient Protection and Affordable Care Act and the associated reconciliation bill signed into law in March 2010 established an abbreviated licensure pathway for products that are “biosimilar” to or “interchangeable” with an FDA-approved biological product, such as XIAFLEX.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of Healthcare Reform Law cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

The cost of pharmaceuticals continues to generate substantial governmental interests. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future health care reforms.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended March 31, 2010:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2010 to Jan. 31, 2010	None		Not applicable	Not applicable	Not applicable
Feb. 1, 2010 to Feb. 28, 2010	903		$31.73	Not applicable	Not applicable
Mar. 1, 2010 to Mar. 31, 2010	6,183		$30.20	Not applicable	Not applicable

Total	7,086	(a)	$30.39	Not applicable	Not applicable

(a)	Represents 2,419 shares purchased from Armando Anido (CEO, President and Director), 1,844 shares purchased from Roger D. Graham, Jr. (Executive Vice President of Sales and Marketing), and 941 shares purchased from each of Dr. Anthony Del Conte (Chief Medical Officer), James E. Fickenscher (CFO), and Jennifer Evans Stacey, Esq. (Executive Vice President, General Counsel, Human Resourses and Secretary) pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock issued in accordance with Rule 16 (b) (3) of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement dated, April 30, 2010, by and between the Registrant and Benjamin J. Del Tito, Jr., Ph.D.

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: May 7, 2010	/S/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: May 7, 2010	/S/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement dated, April 30, 2010, by and between the Registrant and Benjamin J. Del Tito, Jr., Ph.D.

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).