Form 10-Q
period 2010-06-30
AUXILIUM PHARMACEUTICALS INC
filed 2010-08-06
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 47,633,309.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$165,010	$181,977
Accounts receivable, trade, net	21,226	18,266
Accounts receivable, other	551	1,323
Inventories	35,508	19,554
Prepaid expenses and other current assets	2,452	3,670

Total current assets	224,747	224,790
Property and equipment, net	26,921	24,227
Long-term investments	2,653	3,118
Other assets	10,122	8,429

Total assets	$264,443	$260,564

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,894	$6,711
Accrued expenses	52,432	51,571
Deferred revenue, current portion	5,815	4,211
Deferred rent, current portion	935	883

Total current liabilities	64,076	63,376

Deferred revenue, long-term portion	81,401	69,703

Deferred rent, long-term portion	6,692	6,966

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 47,745,613 and 47,317,602 shares at June 30, 2010 and December 31, 2009, respectively	477	473
Additional paid-in capital	460,813	446,876
Accumulated deficit	(345,992)	(323,912)
Treasury stock at cost: 91,459 and 84,373 shares at June 30, 2010 and December 31, 2009, respectively	(2,353)	(2,137)
Accumulated other comprehensive income	(671)	(781)

Total stockholders’ equity	112,274	120,519

Total liabilities and stockholders’ equity	$264,443	$260,564

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$50,487	$39,194	$95,967	$73,869

Operating expenses*:
Cost of goods sold	11,537	9,239	20,988	17,117
Research and development	11,142	13,734	19,621	27,267
Selling, general and administrative	41,228	29,383	77,331	55,785

Total operating expenses	63,907	52,356	117,940	100,169

Loss from operations	(13,420)	(13,162)	(21,973)	(26,300)
Interest income	40	105	75	323
Interest expense	(91)	—	(182)	—

Loss before income taxes	(13,471)	(13,057)	(22,080)	(25,977)
Provision for income taxes	—	317	—	631

Net loss	$(13,471)	$(13,374)	$(22,080)	$(26,608)

Basic and diluted net loss per common share	$(0.28)	$(0.32)	$(0.47)	$(0.63)

Weighted average common shares outstanding	47,327,751	42,008,009	47,230,671	42,399,560

*includes the following amounts of stock-based compensation expense:
Cost of goods sold	$3	$—	$3	$—
Research and development	804	1,752	1,357	2,885
Selling, general and administrative	3,825	3,117	7,062	6,515

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(22,080)	$(26,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,422	9,400
Depreciation and amortization	2,887	1,736
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, trade and other	(2,188)	812
Increase in inventories	(14,891)	(4)
Increase in prepaid expenses and other current assets	(670)	(621)
Decrease in accounts payable and accrued expenses	(956)	(10,262)
Increase (decrease) in deferred revenue	13,302	(3,525)
Decrease in deferred rent	(222)	(327)

Net cash used in operating activities	(16,396)	(29,399)

Cash flows from investing activities:
Purchases of property and equipment	(5,388)	(6,253)
Redemptions of long-term investments	600	—

Net cash used in investing activities	(4,788)	(6,253)

Cash flows from financing activities:
Proceeds from exercise of common stock options	3,307	1,815
Employee Stock Purchase Plan purchases	1,082	715
Treasury stock acquisition	(216)	(575)
Payments in common stock	67	70

Net cash provided by financing activities	4,240	2,025

Effect of exchange rate changes on cash	(23)	36

Decrease in cash and cash equivalents	(16,967)	(33,591)
Cash and cash equivalents, beginning of period	181,977	113,943

Cash and cash equivalents, end of period	$165,010	$80,352

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2010

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Accumulated other comprehensive loss	Total

	Shares	Amount			Shares	Cost
Balance, January 1, 2010	47,317,602	$473	$446,876	$(323,912)	84,373	$(2,137)	$(781)	120,519
Cashless exercise of warrants	78,875	1	(1)	—	—	—	—	—
Exercise of common stock options	307,148	3	3,304	—	—	—	—	3,307
Employee Stock Purchase Plan purchases	54,210	—	1,082	—	—	—	—	1,082
Stock-based compensation	—	—	9,485	—	—	—	—	9,485
Payments in common stock	2,532	—	67	—	—	—	—	67
Cancellation of restricted stock	(14,754)	—	—	—	—	—	—	—
Treasury stock acquisition	—	—	—	—	7,086	(216)	—	(216)
Other comprehensive income	—	—	—	—	—	—	110	110
Net loss	—	—	—	(22,080)	—	—	—	(22,080)

Balance, June 30, 2010	47,745,613	$477	$460,813	$(345,992)	91,459	$(2,353)	$(671)	$112,274

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2010 and for the respective three and six month periods ended June 30, 2010 and 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2009 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2009 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b) Net Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(13,471)	$(13,374)	$(22,080)	$(26,608)

Denominator:
Weighted-average common shares outstanding	47,454,831	42,228,201	47,371,339	42,600,041
Weighted-average unvested restricted common shares subject to forfeiture	(127,080)	(220,192)	(140,668)	(200,481)

Shares used in calculating net loss per common share	47,327,751	42,008,009	47,230,671	42,399,560

Basic and diluted net loss per common share	$(0.28)	$(0.32)	$(0.47)	$(0.63)

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

	June 30,
	2010	2009
Common stock options	6,342,445	5,380,941
Warrants	—	1,049,199
Restricted common stock	127,080	208,500

	6,469,525	6,638,640

(c) XIAFLEX Revenue Recognition

Milestone payments- On January 21, 2010, the Company and Pfizer Inc. (Pfizer), its European partner, announced that the European scientific/technical review procedure for the Marketing Authorization Application (MAA) for XIAFLEX® (collagenase clostridium histolyticum) for the treatment of Dupuytren’s contracture (Dupuytren’s) commenced. As a result of accomplishing this milestone, the Company received a $15 million payment from Pfizer and made a payment of approximately $1.3 million to BioSpecifics Technologies Corp. (BioSpecifics), both of which have been deferred and are being recognized as revenue and cost of sales, respectively, on a straight-line basis over the remaining estimated life of the agreement with Pfizer.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Product sales- On February 2, 2010, the Company received marketing approval from the U.S. Food and Drug Administration (FDA) for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord. In March 2010, the Company began shipping XIAFLEX to its specialty distributor and specialty pharmacy customers and launched its marketing program for this new product. Under the Company’s agreements with its customers, they have the right to return XIAFLEX for any reason for up to six months after product expiration. As XIAFLEX is new to the marketplace, the Company is currently assessing the flow of product through its distribution channel. Since current authoritative guidance precludes revenue recognition until a reasonable estimate of returns can be made, the Company is deferring the recognition of revenues, and related product costs, on XIAFLEX product shipments to its speciality distributor and speciality pharmacy customers until an estimate of returns can be made. However, the Company is recognizing XIAFLEX product sale revenues, and related product costs, at the time the product is shipped to physicians for administration to patients. Such revenues have been reduced for estimated discounts and allowances based on the contractual terms of sales. As of June 30, 2010, the amount of deferred XIAFLEX revenues was approximately $1.0 million.

(d) New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) that revises the authoritative guidance for revenue arrangements with multiple deliverables that contain more than one unit of accounting. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. For the Company, the guidance is effective for revenue arrangements entered into or materially modified after December 31, 2010, although early adoption and/or retroactive application are permitted. The Company is currently assessing the impact that this guidance may have on its consolidated financial statements.

In January 2010, the FASB issued guidance that amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. These new disclosures are included in Note 2.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Under this guidance, consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone must be evaluated individually to determine if it is substantive. This guidance is one alternative of revenue recognition for milestones meeting its criteria and is effective, for the Company, on a prospective basis for milestones achieved after June 30, 2010. Through June 30, 2010, the Company has not received milestone payments that meet the criteria of this guidance.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

As of June 30, 2010, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$165,010	$165,010	$—	$—
Long-term investments:
Auction rate securities	$2,653	—	—	2,653

Total financial assets	$167,663	$165,010	$—	$2,653

	December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$181,977	$181,977	$—	$—
Long-term investments:
Auction rate securities	$3,118	—	—	3,118

Total financial assets	$185,095	$181,977	$—	$3,118

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the three and six months ended June 30, 2010 (in thousands):

Long-term Investments	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning balance	$3,118	$3,118
Transfers into Level 3	—	—
Settlements	(400)	(600)
Unrealized gain included in other comprehensive income	—	135

Ending balance	$2,718	$2,653

The securities classified as Level 3 are auction rate securities that are not actively traded. The Company determined the fair value of these securities based on a discounted cash flow model which incorporated a discount period, coupon rate, liquidity discount and coupon history. In determining the fair value, the Company considered the rating of the securities by investment rating agencies and whether or not the securities were backed by the United States government.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

3. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Commercial:
Raw materials	$8,413	$4,420
Work-in-process	15,845	1,777
Finished goods	11,250	5,986

Total Commercial	35,508	12,183

Pre-approval:
Raw materials	—	903
Work-in-process	—	6,468

Total Pre-approval	—	7,371

	$35,508	$19,554

On February 2, 2010, the FDA approved XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord. Pre-approval inventory at December 31, 2009 represented raw materials and work-in-process inventories of XIAFLEX capitalized as inventory based on management’s judgment of the probable future use and net realizable value of these inventories.

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Payroll and related expenses	$9,857	$13,013
Royalty expenses	5,747	5,206
Research and development expenses	1,594	2,498
Sales and marketing expenses	11,387	9,827
Rebates, discounts and returns accrual	18,643	16,218
Other expenses	5,204	4,809

	$52,432	$51,571

5. REVOLVING CREDIT AGREEMENT

The financial covenants in the revolving credit agreement with Silicon Valley Bank (SVB) include a quarterly and cumulative profitability and loss restriction. The Company has obtained a waiver agreement from SVB with respect to the application of these covenants to the quarter ended June 30, 2010. As of June 30, 2010, there were no outstanding borrowings under the revolving credit agreement.

6. STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services to the Company. As of June 30, 2010, the Company has granted non-qualified stock options and restricted stock under this plan. At June 30, 2010, there were 1,063,056 shares available for future grants under the 2004 Plan.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(a) Stock Option Information

During the six months ended June 30, 2010, the Company granted 1,507,694 standard non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. These options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted and they vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the six month period ended June 30, 2010:

	Six Months Ended June 30, 2010
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2009	5,359,110	$21.16
Granted	1,507,694	30.43
Exercised	(307,148)	10.77
Forfeited	(217,211)	28.42

Outstanding at June 30, 2010	6,342,445	23.62	7.73	$27,578,545

Exercisable at June 30, 2010	2,828,729	18.17	6.54	23,010,712

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $23.50 as of June 30, 2010, that would have been received by the option holders had all option holders exercised their options as of that date. During the six months ended June 30, 2010, total intrinsic value of options exercised was $6,710,650. As of June 30, 2010, 1,720,084 exercisable options were in-the-money.

(b) Stock Awards

During the six months ended June 30, 2010, the Company granted performance-based restricted stock awards to certain officers. A total of 88,000 shares of restricted stock are subject to these awards and the amount of restricted stock ultimately earned (subject to vesting) is based on U.S. net sales of XIAFLEX in the year ending December 31, 2010. The number of shares of restricted stock earned will vest 33 1/3% on the date the performance goal is achieved with the balance vesting in two equal instalments thereafter on the first and second anniversary of the date the performance goal is achieved, assuming continued employment of the grantee.

In addition, during the six months ended June 30, 2010, the Company granted performance stock awards to certain employees instrumental in the preparation of the XIAFLEX product launch under which 15,405 shares of common stock will be issued to them if a certain level of U.S. net sales of XIAFLEX in the year ending December 31, 2010 is attained, assuming continued employment of the grantee.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

In 2009, the Company granted 79,500 performance-based restricted stock awards to certain officers. On February 28, 2010, 70,998 of these restricted shares were awarded with 23,666 shares vesting immediately. The 8,502 restricted shares that were not awarded were cancelled on February 28, 2010, and an additional 6,252 restricted shares were cancelled in connection with the termination of an officer of the Company. The remaining 41,080 shares of the performance-based restricted stock awards vest in equal amounts on February 28, 2011 and February 28, 2012, assuming continued employment of the grantee.

The following table summarizes the restricted stock activity for the six-month period ended June 30, 2010:

	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2009	168,500	$17.87
Vested	(26,666)	26.80
Cancelled	(14,754)	28.50

Nonvested at June 30, 2010	127,080	14.76

(c) Valuation Assumptions and Expense Information

Total stock-based compensation costs charged against income for the six months ended June 30, 2010 and 2009 amounted to $8,422,000 and $9,400,000, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $1,066,000 for six months ended June 30, 2010, and were insignificant for six months ended June 30, 2009.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average assumptions:
Expected life of options (in years)	5.65	5.97	6.17	6.16
Risk-free interest rate	2.56%	2.93%	2.77%	2.47%
Expected volatility	50.71%	50.81%	49.92%	50.24%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

During the six months ended June 30, 2010, the weighted-average grant-date fair value of options granted was $15.51. As of June 30, 2010, there was approximately $37,775,914 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.44 years.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

7. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(13,471)	$(13,374)	$(22,080)	$(26,608)
Other comprehensive loss:
Unrealized gain on available for sale securities	135	—	135	—
Foreign currency translation	(13)	13	(25)	8

Comprehensive loss	$(13,349)	$(13,361)	$(21,970)	$(26,600)

The unrealized gain on available for sale securities relates to the Company’s long-term investments. The foreign currency translation amounts relate to the Company’s foreign subsidiary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Special Note Regarding Forward-Looking Statements

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the timing of actions to be taken by regulatory authorities, the efficacy of our product candidates, third-party coverage and reimbursement for XIAFLEX, the commercial benefits available to us as a result of our agreements with third parties, future operations, future financial position, future revenues, projected costs, the size of addressable markets, prospects, plans and objectives of management and other statements regarding matters that are not historical facts.

In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

•	the successful launch in the United States (U.S.) of XIAFLEX® (collagenase clostridium histolyticum) for the treatment Dupuytren’s contracture (Dupuytren’s);

•	achieving market acceptance of XIAFLEX by physicians and patients;

•	obtaining and maintaining third-party payor coverage and reimbursement for XIAFLEX, Testim and our product candidates;

•	the size of addressable markets for XIAFLEX, Testim and our other product candidates;

•	achieving market acceptance of Testim by physicians and patients and competing effectively with other Testosterone Replacement Therapy (TRT) products;

•	growth in sales of Testim®;

•	growth of the overall androgen market;

•	the ability to manufacture or have manufactured XIAFLEX, Testim and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	the availability of and ability to obtain additional funds through public or private offerings of debt or equity securities;

•	obtaining and maintaining all necessary patents or licenses;

•	purchasing ingredients and supplies necessary to manufacture XIAFLEX, Testim and our product candidates at acceptable terms to us;

•	the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•	the ability to enroll patients in clinical trials for XIAFLEX in the expected timeframes;

•	the ability to obtain authorization from U.S. Food and Drug Administration (FDA) or other regulatory authority to initiate clinical trials of XIAFLEX within the expected timeframes;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	results of clinical trials;

•	meeting applicable regulatory standards, filing for and receiving required regulatory approvals;

•	complying with the terms of our license and other agreements;

•	changes in industry practice; and

•	one-time events.

These risks and uncertainties are not exhaustive. For a more detailed discussion of risks and uncertainties, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and “Item 1A – Risk Factors” of this Quarterly Report. Other sections of this quarterly report and in our other SEC filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects. Moreover, we operate in a very competitive and rapidly changing environment. Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws. We qualify all forward-looking statements by these cautionary statements.

Special Note Regarding Market and Clinical Data

We obtained the market data used throughout this Quarterly Report from our own research, surveys and/or studies conducted by third parties and industry or general publications. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified such data. Similarly, we believe our internal research is reliable but it has not been verified by any independent sources.

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

•

XIAFLEX is a proprietary, injectable collagenase enzyme for the treatment of Dupuytren’s. XIAFLEX received approval from the FDA in February 2010 for the treatment of adult Dupuytren’s patients with a palpable cord. Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. The disease is progressive in nature. Typically, nodules develop in the palm as collagen deposits accumulate. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment.

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

We have never been profitable and have incurred an accumulated deficit of $346.0 million as of June 30, 2010. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and costs related to enhancing our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim and XIAFLEX, and to incur additional development and pre-commercialization costs for existing and new product opportunities, acquisition costs for new product opportunities and general and administration expense to support the infrastructure required for operational growth. We expect that quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including launch of, market acceptance and pricing of XIAFLEX, the overall growth of the androgen market, patient and insurer response to current economic conditions, the timing and extent of research and development efforts and the outcome and extent of clinical trial activities.

Second Quarter Developments

In June 2010, we held an end-of-phase II meeting with FDA with regard to XIAFLEX for the treatment of Peyronie’s disease, and we plan to initiate phase III trials by the end of 2010.

Results of Operations

Three Months Ended June 30, 2010 and 2009

Net revenues. Net revenues for the three months ended June 30, 2010 and 2009 comprise the following:

	Three months ended June 30,
	2010	2009	Change	% Change
	(in thousands)
Testim revenues-
Net U.S. revenues	$46,557	$36,982	$9,575	25.9%
International product shipments	684	482	202	41.9%
International contract revenues	167	838	(671)	-80.1%

	47,408	38,302	9,106	23.8%

XIAFLEX revenues-
Net U.S. revenues	1,990	—	1,990	n/a
International contract revenues	1,089	892	197	22.1%

	3,079	892	2,187	245.2%

Total net revenues	$50,487	$39,194	$11,293	28.8%

Revenue allowances as a percentage of gross U.S. revenues	23.3%	21.8%	1.5%

The increase in Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing. According to National Prescription Audit data from IMS Health, a pharmaceutical market research firm (IMS), Testim total prescriptions for the second quarter of 2010 grew 11.8% over the comparable period of 2008. We believe that Testim prescription growth in the 2010 period over the 2009 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim revenues in the second quarter of 2010 benefited from price increases having a cumulative impact of 8% over the comparable 2009 period. International contract revenues shown in the above table represent the amortization of deferred up-front and milestone payments we previously received under our out-licensing agreements. Testim international contract revenue for the second quarter of 2010 decreased compared to 2009 as a result of the termination of the license and distribution agreement with Ipsen Pharma GmbH (Ipsen) in late 2009. During 2009, the remaining balance of milestone payments previously received from Ipsen was recognized as revenue in connection with this contract termination.

Net revenues for the three months ended June 30, 2010 include $2.0 million of U.S. product sales of XIAFLEX for Dupuytren’s which was launched late in the first quarter of this year. Under our agreements with our specialty distributor and specialty pharmacy customers, they have the right to return XIAFLEX for any reason for up to six months after product expiration. Since XIAFLEX is new to the marketplace, we are currently assessing the flow of product through our distribution channel. Because current authoritative guidance precludes revenue recognition until a reasonable estimate of returns can be made, we are deferring the recognition of revenue, and related product costs, of XIAFLEX product shipments to our specialty distributor and specialty pharmacy customers until an estimate of returns can be made. However, we are recognizing XIAFLEX product sale revenues, and related product costs, at the time the product is shipped to physicians for administration to patients. Such revenues have been reduced for estimated discounts and allowances based on the contractual terms of sales. As of June 30, 2010, the amount of deferred XIAFLEX revenues was approximately $1.0 million. The increase in XIAFLEX international contract revenue for the second quarter of 2010 over the comparable period in 2009 is due to the $15 million European MAA milestone payment we received from Pfizer during the first quarter of 2010 which is being amortized to revenue over the estimated remaining contract life of the December 2008 development, commercialization and supply agreement with Pfizer (the Pfizer Agreement).

Revenue allowances as a percentage of gross U.S. revenues for second quarter of 2010 compared to that of 2009 increased principally as a result of an increase in Testim rebates due principally to contract changes, partially offset by a decrease in the rate of Testim coupon usage and a lower revenue allowance percentage on XIAFLEX gross U.S. revenues.

Cost of goods sold. Cost of goods sold was $11.5 million and $9.2 million for the three months ended June 30, 2010 and 2009, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended June 30, 2010 over the comparable period in 2009 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 77.1% in the second quarter of 2010 compared to 76.4% in the comparable 2009 period. The increase in the gross margin rate is the result of the contribution of high margin XIAFLEX product sales and the impact of year-over-year price increases on U.S. Testim revenues, partially offset by the increase in Testim revenue allowances and the decline in Testim International contract revenues.

Research and development expenses. Research and development spending for the quarter ended June 30, 2010 was $11.1 million, compared to $13.7 million for 2009. The reduction in expense was the result of the shift of XIAFLEX production activity from manufacturing development to commercial inventory production that commenced in the fourth quarter of 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $41.2 million for the quarter ended June 30, 2010 compared with $29.4 million for the year-ago quarter. The increase was primarily due to the addition of the sales and reimbursement field force and infrastructure, and promotional and training activity in support of the launch of XIAFLEX for Dupuytren’s in the U.S.

Interest income. Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense. Interest expense in 2010 relates primarily to the costs associated the Company’s two year $30 million revolving credit line which was secured in August 2009.

Provision for income taxes. Given our history of taxable losses, we have not to date incurred income taxes. The provision for income taxes of $0.3 million for the second quarter of 2009 related to the Federal alternative minimum tax regulations which were amended in late 2009 to eliminate the requirement for this tax provision.

Six Months Ended June 30, 2010 and 2009

Net revenues. Net revenues for the six months ended June 30, 2010 and 2009 comprise the following:

	Six months ended June 30,
	2010	2009	Change	% Change
	(in thousands)
Testim revenues-
Net U.S. revenues	$90,438	$69,491	$20,947	30.1%
International product shipments	883	919	(36)	-3.9%
International contract revenues	311	1,676	(1,365)	-81.4%

	91,632	72,086	19,546	27.1%

XIAFLEX revenues-
Net U.S. revenues	2,157	—	2,157	n/a
International contract revenues	2,178	1,783	395	22.2%

	4,335	1,783	2,552	143.1%

Total net revenues	$95,967	$73,869	$22,098	29.9%

Revenue allowance as a percentage of:
gross U.S. revenues	22.2%	21.7%	0.5%

The increase in gross Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing. According to National Prescription Audit data from IMS, Testim total prescriptions for the first six months of 2010 grew 13.2% over the comparable period of 2009. We believe that Testim prescription growth in the 2010 period over the 2009 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim revenues the first six months of 2010 benefited from price increases having a cumulative impact of 9% over the comparable 2009 period. International contract revenues shown in the above table represent the amortization of deferred up-front, milestone and royalty payments we previously received under our out-licensing agreements. Testim international contract revenue for the first six months of 2010 decreased compared to 2009 as a result of the termination of the license and distribution agreements with in late 2009. During 2009, the remaining balance of milestone payments previously received from Ipsen was recognized as revenue in connection with this contract termination.

Net revenues for the six months ended June 30, 2010 include $2.2 million of initial U.S. product sales of XIAFLEX for Dupuytren’s which was launched late in the first quarter of this year. Under our agreements with our specialty distributor and specialty pharmacy customers, they have the right to return XIAFLEX for any reason for up to six months after product expiration. Since XIAFLEX is new to the marketplace, we are currently assessing the flow of product through our distribution channel. Because current authoritative guidance precludes revenue recognition until a reasonable estimate of returns can be made, we are deferring the recognition of revenue, and related product costs, of XIAFLEX product shipments to our specialty distributor and specialty pharmacy customers until an estimate of returns can be made. However, we are recognizing XIAFLEX product sale revenues, and related product costs, at the time the product is shipped to physicians for administration to patients. Such revenues have been reduced for estimated discounts and allowances based on the contractual terms of sales. As of June 30, 2010, the amount of deferred XIAFLEX revenues was approximately $1.0 million. The increase in XIAFLEX international contract revenue for the first six months of 2010 over the comparable period in 2009 is due to the $15 million European MAA milestone payment we received from Pfizer during the first quarter of 2010 which is being amortized to revenue over the estimated remaining contract life of the Pfizer Agreement.

Revenue allowances as a percentage of gross U.S. revenues for the first six months of 2010 compared to that of 2009 increased as a result of an increase in Testim rebates due principally to contract changes, partially offset by a decrease in the rate of Testim coupon usage, a lower revenue allowance percentage on XIAFLEX gross U.S. revenues and favorable adjustments in the percentage of revenue allowance for Testim wholesaler service fees.

Cost of goods sold. Cost of goods sold was $21.0 million and $17.1 million for the six months ended June 30, 2010 and 2009, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the six months ended June 30, 2010 over the comparable period in 2009 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 78.1% in the first six months of 2010 compared to 76.8% in the comparable 2009 period. The increase in the gross margin rate is the result of the contribution of high margin XIAFLEX product sales and the impact of year-over-year price increases on U.S. Testim revenues, partially offset by the increase in Testim revenue allowances and the decline in Testim International contract revenues.

Research and development expenses. Research and development spending for the six months ended June 30, 2010 was $19.6 million, compared to $27.3 million for 2009. The reduction in expense was the result of the shift of XIAFLEX production activity from manufacturing development to commercial inventory production that commenced in the fourth quarter of 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $77.3 million for the six months ended June 30, 2010 compared with $55.8 million for the year-ago comparable period. The increase was primarily due to the addition of the sales and reimbursement field force and infrastructure, and promotional and training activity in support of the launch of XIAFLEX for Dupuytren’s in the U.S.

Interest income. Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense. Interest expense in 2010 relates primarily to the costs associated the Company’s two year $30 million revolving credit line which was secured in August 2009.

Provision for income taxes. Given our history of taxable losses, we have not to date incurred income taxes. The provision for income taxes of $0.6 million for the first six months of 2009 related to the Federal alternative minimum tax regulations which were amended in late 2009 to eliminate the requirement for this tax provision.

Liquidity and Capital Resources

We had $165.0 million and $182.0 million in cash and cash equivalents as of June 30, 2010 and December 31, 2009, respectively. We believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations beyond reaching profitability based on our current plans and expectations. We may, however, elect to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully launch and increase sales in the U.S. of XIAFLEX for Dupuytren’s;

•	obtaining and maintaining third-party payor coverage and reimbursement for our products;

•	the cost of manufacturing, distributing, marketing and selling our products;

•	the scope, rate of progress and cost of our product development activities;

•	the costs of supplying and commercializing our products and product candidates;

•	the effect of competing technological and market developments;

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

If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially and adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

The financial covenants contained in our $30.0 million revolving credit agreement with Silicon Valley Bank (SVB) include a quarterly and cumulative profitability and loss restriction. The Company has obtained a waiver from SVB with respect to the application of these covenants to the quarter ended June 30, 2010. As of June 30, 2010, we had no outstanding borrowing under this agreement.

We have filed a registration statement with the SEC that allows for the potential future sale by us, from time to time, in one or more offerings, of up to $31 million of certain debt and equity instruments specified therein. This registration statement will expire on September 19, 2010.

Sources and Uses of Cash

Cash used in operations was $16.4 million and $29.4 million for the six months ended June 30, 2010 and 2009, respectively. Cash used in operations for the six months ended June 30, 2010 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges, offset in part by approximately $13.7 million of net milestone receipts in the first quarter of 2010 under our XIAFLEX license agreements representing the $15 million European MAA milestone payment received from Pfizer and the associated payment of approximately $1.3 million to BioSpecifics Technologies Corp. for their share of this milestone. Cash used in operations for the six months ended June 30, 2009 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges, and the payment of $9.4 million of costs accrued in 2008 in connection with the Pfizer Agreement.

Cash used in investing activities was $4.8 million for the six months ended June 30, 2010 compared to cash used of $6.3 million for the six months ended June 30, 2009. The cash impact of investing activities relates primarily to our investments in property and equipment and, in 2010, to the net of the redemptions of long-term investments. Our investments in property and equipment related primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure.

Cash provided by financing activities was $4.2 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively. Cash provided by financing activities in both periods resulted primarily from cash receipts from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers and employees.

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

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their respective evaluations as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report are effective to provide reasonable assurance that the information required to be disclosed in the reports we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. A controls system cannot provide absolute assurances, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information contained in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 in evaluating our business, financial position, future results and prospects. The information presented below updates and supplements those risk factors for the legislation identified below which was signed into law in March 2010 and should be read in conjunction with the risks and other information contained in that Form 10-K and this Quarterly Report. The risks described in our Form 10-K, as updated below, are not the only risks facing our company. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect our business, financial position, future results and prospects.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably and increase competition.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the associated reconciliation bill (collectively, the Healthcare Reform Law), which include a number of healthcare reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increases the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug and biological products (beginning in 2011). Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with healthcare practitioners.

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

The cost of pharmaceuticals continues to generate substantial governmental interests. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms.

Item 6.	Exhibits.

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: August 6, 2010	/s/ ARMANDO ANIDO
Armando Anido Chief Executive Officer and President (Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: August 6, 2010	/s/ JAMES E. FICKENSCHER
James E. Fickenscher Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Form of Nonqualified Stock Option Agreement for awards to Non-Employee Directors under the Registrant’s 2004 Equity Compensation Plan, as amended.

10.2*	Amendment No. 2 to the Nonqualified Stock Option Agreement of Auxilium Pharmaceuticals, Inc., dated June 3, 2010, by and between the Registrant and Dennis Langer.

10.3*	Registrant’s 2006 Employee Stock Purchase Plan, amended and restated effective as of April 18, 2010 (filed as Exhibit A to the Registrant’s Definitive Proxy Statement, dated April 30, 2010, for its 2010 Annual Meeting of Stockholders, and incorporated by reference herein).

10.4*	Employment Agreement, dated July 26, 2010, by and between the Registrant and Edward J. Arcuri, Ph.D.

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.