Form 10-Q
period 2010-09-30
AUXILIUM PHARMACEUTICALS INC
filed 2010-11-08
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 47,714,394.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$142,442	$181,977
Accounts receivable, trade, net	24,968	18,266
Accounts receivable, other	1,112	1,323
Inventories	40,302	19,554
Prepaid expenses and other current assets	2,503	3,670

Total current assets	211,327	224,790
Property and equipment, net	29,018	24,227
Long-term investments	2,796	3,118
Other assets	10,032	8,429

Total assets	$253,173	$260,564

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,876	$6,711
Accrued expenses	52,933	51,571
Deferred revenue, current portion	6,079	4,211
Deferred rent, current portion	961	883

Total current liabilities	62,849	63,376

Deferred revenue, long-term portion	80,145	69,703

Deferred rent, long-term portion	6,556	6,966

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 47,789,059 and 47,317,602 shares at September 30, 2010 and December 31, 2009, respectively	478	473
Additional paid-in capital	465,477	446,876
Accumulated deficit	(358,746)	(323,912)
Treasury stock at cost: 123,539 and 84,373 shares at September 30, 2010 and December 31, 2009, respectively	(3,065)	(2,137)
Accumulated other comprehensive income	(521)	(781)

Total stockholders’ equity	103,623	120,519

Total liabilities and stockholders’ equity	$253,173	$260,564

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$53,633	$42,143	$149,600	$116,012
Operating expenses*:
Cost of goods sold	11,573	9,545	32,561	26,662
Research and development	14,429	12,754	34,050	40,022
Selling, general and administrative	40,337	34,685	117,668	90,471

Total operating expenses	66,339	56,984	184,279	157,155

Loss from operations	(12,706)	(14,841)	(34,679)	(41,143)
Interest income	53	75	127	400
Interest expense	(101)	(200)	(282)	(201)

Loss before income taxes	(12,754)	(14,966)	(34,834)	(40,944)
Provision for income taxes	—	(17)	—	614

Net loss	$(12,754)	$(14,949)	$(34,834)	$(41,558)

Basic and diluted net loss per common share	$(0.27)	$(0.35)	$(0.74)	$(0.98)

Weighted average common shares outstanding	47,592,975	42,761,821	47,346,119	42,521,641

*includes the following amounts of stock-based compensation expense:
Cost of goods sold	$7	$—	$10	$—
Research and development	58	1,136	1,415	4,021
Selling, general and administrative	3,427	3,001	10,489	9,516

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(34,834)	$(41,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,914	13,537
Depreciation and amortization	4,282	2,890
Changes in operating assets and liabilities:
Increase in accounts receivable, trade and other	(6,491)	(1,729)
Increase in inventories	(19,214)	(1,862)
Increase in prepaid expenses and other current assets	(725)	(413)
Decrease in accounts payable and accrued expenses	(2,473)	(1)
Increase (decrease) in deferred revenue	12,310	(219)
Decrease in deferred rent	(332)	(2,586)

Net cash used in operating activities	(35,563)	(31,941)

Cash flows from investing activities:
Purchases of property and equipment	(8,784)	(8,412)
Redemptions of long-term investments	600	100

Net cash used in investing activities	(8,184)	(8,312)

Cash flows from financing activities:
Proceeds from common stock offering, net of transaction costs	—	115,714
Borrowings under Revolving Line of Credit	—	30,000
Payments on Revolving Line of Credit	—	(30,000)
Proceeds from exercise of common stock options	3,972	3,096
Employee Stock Purchase Plan purchases	1,082	715
Payments in common stock	104	113
Purchase of treasury shares	(928)	(1,056)

Net cash provided by financing activities	4,230	118,582

Effect of exchange rate changes on cash	(18)	38

Decrease in cash and cash equivalents	(39,535)	78,367
Cash and cash equivalents, beginning of period	181,977	113,943

Cash and cash equivalents, end of period	$142,442	$192,310

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2010

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Treasury Stock		Accumulated other comprehensive
	Shares	Amount	capital	deficit	Shares	Cost	loss	Total
Balance, January 1, 2010	47,317,602	$473	$446,876	$(323,912)	84,373	$(2,137)	$(781)	$120,519
Cashless exercise of warrants	78,875	1	(1)	—	—	—	—	—
Exercise of common stock options	355,312	4	3,968	—	—	—	—	3,972
Employee Stock Purchase Plan purchases	54,210	—	1,082	—	—	—	—	1,082
Stock-based compensation	—	—	13,448	—	—	—	—	13,448
Payments in common stock	4,066	—	104	—	—	—	—	104
Cancellation of restricted stock	(21,006)	—	—	—	—	—	—	—
Treasury stock acquisition	—	—	—	—	39,166	(928)	—	(928)
Other comprehensive income	—	—	—	—	—	—	260	260
Net loss	—	—	—	(34,834)	—	—	—	(34,834)

Balance, September 30, 2010	47,789,059	$478	$465,477	$(358,746)	123,539	$(3,065)	$(521)	$103,623

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at September 30, 2010 and for the respective three and nine month periods ended September 30, 2010 and 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2009 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2009 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b)	Net Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(12,754)	$(14,949)	$(34,834)	$(41,558)

Denominator:
Weighted-average common shares outstanding	47,651,114	42,937,278	47,458,975	42,713,689
Weighted-average unvested restricted common shares subject to forfeiture	(58,139)	(175,457)	(112,856)	(192,048)

Shares used in calculating net loss per common share	47,592,975	42,761,821	47,346,119	42,521,641

Basic and diluted net loss per common share	$(0.27)	$(0.35)	$(0.74)	$(0.98)

Diluted net loss per common share is computed giving effect to all potentially dilutive securities, including stock options and warrants. For all periods presented, diluted net loss per common share is the same as basic net loss per common share because the potential common stock is anti-dilutive. Anti-dilutive common shares not included in diluted net loss per common share are summarized as follows:

	September 30,
	2010	2009
Common stock options	6,205,530	5,368,023
Warrants	—	102,524
Unvested restricted common stock	40,828	168,500

	6,246,358	5,639,047

(c)	XIAFLEX Revenue Recognition

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

Product sales- On February 2, 2010, the Company received marketing approval from the U.S. Food and Drug Administration (FDA) for XIAFLEX for the treatment of adult Dupuytren’s patients with a palpable cord. In March 2010, the Company began shipping XIAFLEX to its specialty distributor and specialty pharmacy customers and launched its marketing program for this new product. Under the Company’s agreements with its customers, they have the right to return XIAFLEX for any reason for up to six months after product expiration. As XIAFLEX is new to the marketplace, the Company is currently assessing the flow of product through its distribution channel. Since current authoritative guidance precludes revenue recognition until a reasonable estimate of returns can be made, the Company is deferring the recognition of revenues, and related product costs, on XIAFLEX product shipments to its specialty distributor and specialty pharmacy customers until an estimate of returns can be made. However, the Company is recognizing XIAFLEX product sale revenues, and related product costs, at the time the product is shipped to physicians for administration to patients. Such revenues have been reduced for estimated discounts and allowances based on the contractual terms of such sales. As of September 30, 2010, the amount of deferred XIAFLEX revenues was approximately $1.1 million.

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

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Under this guidance, consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone must be evaluated individually to determine if it is substantive. This guidance is one alternative of revenue recognition for milestones meeting its criteria and is effective, for the Company, on a prospective basis for milestones achieved after September 30, 2010. Through September 30, 2010, the Company has not received milestone payments that meet the criteria of this guidance.

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

As of September 30, 2010, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$142,442	$142,442	$—	$—
Long-term investments:
Auction rate securities	2,796	—	—	2,796

Total financial assets	$145,238	$142,442	$—	$2,796

	December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$181,977	$181,977	$—	$—
Long-term investments:
Auction rate securities	3,118	—	—	3,118

Total financial assets	$185,095	$181,977	$—	$3,118

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2010 (in thousands):

Long -term Investments	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Beginning balance	$2,653	$3,118
Transfers into Level 3	—	—
Settlements	—	(600)
Unrealized gain included in other comprehensive income	143	278

Ending balance	$2,796	$2,796

The securities classified as Level 3 are auction rate securities that are not actively traded. The Company determined the fair value of these securities based on a discounted cash flow model which incorporated a discount period, coupon rate, liquidity discount and coupon history. In determining the fair value, the Company also considered the rating of the securities by investment rating agencies and whether the securities were backed by the United States government.

3.	INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Commercial:
Raw materials	$9,053	$4,420
Work-in-process	19,535	1,777
Finished goods	11,714	5,986

Total Commercial	40,302	12,183

Pre-approval:
Raw materials	—	903
Work-in-process	—	6,468

Total Pre-approval	—	7,371

	$40,302	$19,554

On February 2, 2010, the FDA approved XIAFLEX for the treatment of adult Dupuytren’s patients with a palpable cord. Pre-approval inventory at December 31, 2009 represented raw materials and work-in-process inventories of XIAFLEX capitalized as inventory based on management’s judgment of the probable future use and net realizable value of these inventories.

It is the Company’s policy to continually evaluate and provide reserves for inventory on hand that is in excess of expected future demand. In making this evaluation, the Company must make judgments concerning future product demand and monitor the expiration dates of its products. Finished goods inventory at September 30, 2010 includes $4,922,000 of XIAFLEX inventory that will expire in 2011. Given the limited historical information with the recent launch of XIAFLEX, it is not currently possible to reasonably predict the future demand pattern for XIAFLEX. However, it is possible that some portion of this inventory could expire prior to its sale.

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Payroll and related expenses	$11,416	$13,013
Royalty expenses	5,768	5,206
Research and development expenses	2,715	2,498
Sales and marketing expenses	10,371	9,827
Rebates, discounts and returns accrual	18,681	16,218
Other expenses	3,982	4,809

	$52,933	$51,571

5.	REVOLVING CREDIT AGREEMENT

The financial covenants in the Company’s revolving credit agreement with Silicon Valley Bank (SVB) include a quarterly and cumulative profitability and loss restriction. The Company has obtained a waiver agreement from SVB with respect to the application of these covenants to the quarters ended June and September 30, 2010. As of September 30, 2010, there were no outstanding borrowings under the revolving credit agreement.

6.	EMPLOYEE STOCK BENEFIT PLANS

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. In June 2010, the stockholders authorized the increase of shares authorized for issuance under the plan to 800,000 shares and employees purchased 54,210 shares of common stock at a price of $19.9750 per share, representing 85% of the closing price of the common stock on June 30, 2010, the purchase price for the last day of the purchase period. At September 30, 2010, there were 331,158 shares available for future grants under the plan.

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services to the Company. As of September 30, 2010, the Company has granted non-qualified stock options and restricted stock under this plan. At September 30, 2010, there were 1,169,259 shares available for future grants under the 2004 Plan.

(a)	Stock Option Information

During the nine months ended September 30, 2010, the Company granted standard non-qualified stock options to purchase 1,703,809 shares of the Company’s common stock pursuant to the 2004 Plan. These options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted and they generally vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the nine month period ended September 30, 2010:

Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2009	5,359,110	$21.16
Granted	1,703,809	29.73
Exercised	(355,312)	11.18
Forfeited	(502,077)	28.99

Outstanding at September 30, 2010	6,205,530	23.45	7.46	$30,071,931

Exercisable at September 30, 2010	2,942,842	17.82	6.15	27,161,340

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $24.78 as of September 30, 2010, that would have been received by the option holders had all option holders exercised their options as of that date. During the nine months ended September 30, 2010, total intrinsic value of options exercised was $7,253,230. As of September 30, 2010, exercisable options to purchase 1,885,730 shares were in-the-money.

(b)	Stock Awards

During the nine months ended September 30, 2010, the Company granted performance-based restricted stock awards to certain officers. A total of 88,000 shares of restricted stock are subject to these awards and the amount of restricted stock ultimately earned (subject to vesting) is based on U.S. net sales of XIAFLEX in the year ending December 31, 2010. The number of shares of restricted stock earned will vest 33 1/3% on the date the performance goal is achieved with the balance vesting in two equal instalments thereafter on the first and second anniversary of the date the performance goal is achieved, assuming continued employment of the grantee. As of September 30, 2010, 11,000 of these awards have been cancelled.

In addition, during the nine months ended September 30, 2010, the Company granted performance stock awards to certain employees instrumental in the preparation of the XIAFLEX product launch under which 15,405 shares of common stock will be issued to them if a certain level of U.S. net sales of XIAFLEX in the year ending December 31, 2010 is attained, assuming continued employment of the grantee. As of September 30, 2010, 1,734 of these awards have been cancelled.

In 2009, the Company granted 79,500 performance-based restricted stock awards to certain officers. On February 28, 2010, 70,998 of these restricted shares were awarded with 23,666 shares vesting immediately. The 8,502 restricted shares that were not awarded were cancelled on February 28, 2010, and an additional 12,504 restricted shares were cancelled in connection with the termination of certain officers of the Company. The remaining 34,828 shares of the performance-based restricted stock awards vest in equal amounts on February 28, 2011 and February 28, 2012, assuming continued employment of the grantee.

The following table summarizes the restricted stock activity for the nine-month period ended September 30, 2010:

	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2009	168,500	$17.87
Vested	(106,666)	12.56
Cancelled	(21,006)	28.50

Nonvested at September 30, 2010	40,828	26.28

(c)	Valuation Assumptions and Expense Information

Total stock-based compensation costs charged against income for the nine months ended September 30, 2010 and 2009 amounted to $11,914,000 and $13,537,000, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $1,544,000 for the nine months ended September 30, 2010, and were insignificant for the nine months ended September 30, 2009.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average assumptions:
Expected life of options (in years)	6.25	6.25	6.18	6.17
Risk-free interest rate	1.99%	2.88%	2.68%	2.51%
Expected volatility	50.83%	50.47%	50.02%	50.27%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

During the nine months ended September 30, 2010, the weighted-average grant-date fair value of options granted was $15.14. As of September 30, 2010, there was approximately $30,302,992 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.52 years.

7.	INCOME TAXES

During the third quarter of 2010, the Company completed a study to calculate the amount of Orphan Drug Credit it may claim for research and development expenditures related to XIAFLEX during the 2005 through 2009 periods. As a result of the study, the Company’s federal credit carryforwards increased from $6,513,000 to $38,008,000 as of December 31, 2009. Under the rules of the Internal Revenue Code, the Company’s net operating loss is reduced by the amount of the Orphan Drug Credits claimed. Accordingly, as a result of the study, the Company’s deferred tax asset related to net operating loss carryforwards was reduced by $12,804,000. Consequently, the increase in gross deferred tax assets in connection with the study was $18,691,000, which has been fully offset by a valuation allowance in the consolidated financial statements.

8.	OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(12,754)	$(14,949)	$(34,834)	$(41,558)
Other comprehensive income (loss):
Unrealized gain on available for sale securities	143	—	279	—
Foreign currency translation	6	(1)	(19)	7

Comprehensive loss	$(12,605)	$(14,950)	$(34,574)	$(41,551)

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

Special Note Regarding Forward-Looking Statements

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the timing of actions to be taken by regulatory authorities, the efficacy, market acceptance and commercial viability of our products and product candidates, third-party coverage and reimbursement for XIAFLEX, the commercial benefits available to us as a result of our agreements with third parties, future operations, future financial position, future revenues, projected costs, the size of addressable markets, prospects, plans and objectives of management and other statements regarding matters that are not historical facts.

In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

•	the successful launch in the United States (U.S.) of XIAFLEX® (collagenase clostridium histolyticum) for the treatment of adult Dupuytren’s contracture (Dupuytren’s) patients with a palpable cord;

•	achieving market acceptance of XIAFLEX by physicians and patients;

•	obtaining and maintaining third-party payor coverage and reimbursement for XIAFLEX, Testim® and our product candidates;

•	the size of addressable markets for XIAFLEX, Testim and our other product candidates;

•	achieving market acceptance of Testim by physicians and patients and competing effectively with other Testosterone Replacement Therapy (TRT) products;

•	growth in sales of Testim;

•	growth of the overall androgen market;

•	the ability to manufacture or have manufactured XIAFLEX, Testim and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	the availability of and ability to obtain additional funds through public or private offerings of debt or equity securities;

•	obtaining and maintaining all necessary patents or licenses;

•	purchasing ingredients and supplies necessary to manufacture XIAFLEX, Testim and our product candidates at terms acceptable to us;

•	the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•	the ability to enroll patients in clinical trials for XIAFLEX in the expected timeframes;

•	the ability to obtain authorization from U.S. Food and Drug Administration (FDA) or other regulatory authority to initiate clinical trials of XIAFLEX within the expected timeframes;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	results of clinical trials;

•	meeting applicable regulatory standards, filing for and receiving required regulatory approvals;

•	complying with the terms of our licenses and other agreements;

•	changes in industry practice;

•

changes in the markets for, acceptance by the medical community of, and exclusivity protection for, our products and product candidates as a result of the Patient Protection and Affordable Care Act and the associated reconciliation bill or any amendments thereto or any full or partial repeal thereof; and

•	one-time events.

These risks and uncertainties are not exhaustive. For a more detailed discussion of risks and uncertainties, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and “Item 1A – Risk Factors” of Part II of this Quarterly Report. Other sections of this Quarterly Report and our other SEC filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects. Moreover, we operate in a very competitive and rapidly changing environment. Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws. We qualify all forward-looking statements by these cautionary statements.

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

Our current product pipeline includes:

Phase III:

•	XIAFLEX for the treatment of Peyronie’s disease (Peyronie’s)

Phase II

•	XIAFLEX for the treatment of Adhesive Capsulitis (Frozen Shoulder syndrome)

Phase I:

•	AA4010, treatment for overactive bladder using our transmucosal film delivery system

•	A Fentanyl pain product candidate using our transmucosal film delivery system.

In addition to the above, we have the rights to develop other compounds for the treatment of pain using our transmucosal film delivery system and other products using our transmucosal film technology for treatment of urologic disease and for hormone replacement. We also have the option to license additional indications for XIAFLEX other than dermal products for topical administration.

We have never been profitable and have incurred an accumulated deficit of $358.7 million as of September 30, 2010. We anticipate that commercialization expenses, development costs, and in-licensing milestone payments related to existing and new product candidates and costs related to enhancing our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs for selling and marketing as we continue to market Testim and XIAFLEX, and to incur additional development and pre-commercialization costs for existing and new product opportunities, acquisition costs for new product opportunities and general and administration expense to support the infrastructure required for operational growth. We expect that quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including launch of, market acceptance and pricing of XIAFLEX, the overall growth of the androgen market, patient and insurer response to current economic conditions, the timing and extent of research and development efforts and the outcome and extent of clinical trial activities.

Recent Developments

On October 11, 2010, we announced that the first subject had been dosed in what we plan to be the largest ever global phase III program of XIAFLEX for the treatment of Peyronie’s disease, a devastating disease that is estimated to affect approximately 5% of adult men. We anticipate completing enrollment for these double-blind studies in the first quarter of 2011 and reporting top-line results in first half of 2012.

On October 12, 2010, the United States Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 7,811,560 with independent claims that recite a drug product (XIAFLEX), a process for producing the drug product, and pharmaceutical formulations comprising the drug product. We expect the pharmaceutical formulation of XIAFLEX to have patent protection through 2028.

It is our policy to continually evaluate and provide reserves for inventory on hand that is in excess of expected future demand. In making this evaluation, we must make judgments concerning future product demand and monitor the expiration dates of our products. Prior to the approval and launch of XIAFLEX, we produced finished packaged inventories sufficient to meet a significant demand. As a result, finished goods inventory at September 30, 2010 includes $4.9 million of XIAFLEX inventory that will expire in 2011. Given the limited historical information with the recent launch of XIAFLEX, it is not currently possible to reasonably predict the future demand pattern for XIAFLEX. However, it is possible that some portion of this inventory could expire prior to its sale.

Results of Operations

Three Months Ended September 30, 2010 and 2009

Net revenues. Net revenues for the three months ended September 30, 2010 and 2009 comprise the following:

	Three months ended September 30,
	2010	2009	Change	% Change
	(in millions)
Testim revenues-
Net U.S. revenues	$47.4	$40.2	$7.2	17.9%
International product shipments	0.4	0.2	0.2	100.0%
International contract revenues	0.1	0.9	(0.8)	-88.9%

	47.9	41.3	6.7	16.3%

XIAFLEX revenues-
Net U.S. revenues	4.6	—	4.6	n/a
International contract revenues	1.1	0.9	0.2	22.1%

	5.7	0.9	4.8	536.0%

Total net revenues	$53.6	$42.1	$11.5	27.3%

Revenue allowances as a percentage of
gross U.S. revenues	22.3%	23.9%	-1.6%

The increase in Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing. According to National Prescription Audit data from IMS Health, a pharmaceutical market research firm (IMS), Testim total prescriptions for the third quarter of 2010 grew 7.9 % over the comparable period of 2009. We believe that Testim prescription growth in the 2010 period over the 2009 period was driven by physician and patient acceptance that Testim provides better patient outcomes compared to competing products, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim revenues in the third quarter of 2010 benefited from price increases having a cumulative impact of 8% over the comparable 2009 period. International contract revenues shown in the above table represent the amortization of deferred up-front and milestone payments we previously received under our out-licensing agreements. Testim international contract revenue for the third quarter of 2010 decreased compared to 2009 as a result of the termination of the license and distribution agreement with Ipsen Pharma GmbH (Ipsen) in late 2009. During 2009, the remaining balance of milestone payments previously received from Ipsen was recognized as revenue in connection with this contract termination.

Net revenues for the three months ended September 30, 2010 include $4.6 million of U.S. product sales of XIAFLEX for Dupuytren’s which was launched late in the first quarter of this year. Under our agreements with our specialty distributor and specialty pharmacy customers, they have the right to return XIAFLEX for any reason for up to six months after product expiration. Since XIAFLEX is new to the marketplace, we are currently assessing the flow of product through our distribution channel. Because current authoritative guidance precludes revenue recognition until a reasonable estimate of returns can be made, we are deferring the recognition of revenue, and related product costs, of XIAFLEX product shipments to our specialty distributor and specialty pharmacy customers until an estimate of returns can be made. However, we are recognizing XIAFLEX product sale revenues, and related product costs, at the time the product is shipped to physicians for administration to patients. Such revenues have been reduced for estimated discounts and allowances based on the contractual terms of sales. As of September 30, 2010, the amount of deferred XIAFLEX revenues was approximately $1.1 million. The increase in XIAFLEX international contract revenue for the third quarter of 2010 over the comparable period in 2009 is due to the $15 million European MAA milestone payment we received from Pfizer during the first quarter of 2010 which is being amortized to revenue over the estimated remaining contract life of the December 2008 development, commercialization and supply agreement with Pfizer (the Pfizer Agreement).

Revenue allowances as a percentage of gross U.S. revenues for third quarter of 2010 compared to that of 2009 decreased principally as a result of a lower revenue allowance percentage on XIAFLEX gross U.S. revenues.

Cost of goods sold. Cost of goods sold was $11.6 million and $9.5 million for the three months ended September 30, 2010 and 2009, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended September 30, 2010 over the comparable period in 2009 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 78.4% in the third quarter of 2010 compared to 77.4% in the comparable 2009 period. The increase in the gross margin rate is the result of the contribution of high margin XIAFLEX product sales and the impact of year-over-year price increases on U.S. Testim revenues, partially offset by a decline in Testim international contract revenues.

Research and development expenses. Research and development spending for the quarter ended September 30, 2010 was $14.4 million, compared to $12.8 million for the quarter ended September 30, 2009. The increase in expense results principally from the commencement of start-up activities related to the Phase III XIAFLEX clinical trials for Peyronie’s and costs related to development of a larger scale production process.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $40.3 million for the quarter ended September 30, 2010 compared with $34.7 million for the year-ago quarter. The increase was primarily due to the addition of the sales and reimbursement field force and infrastructure, and promotional and training activity in support of the launch of XIAFLEX for Dupuytren’s in the U.S.

Interest income. Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense. Interest expense in 2010 relates primarily to the costs associated the Company’s two year $30 million revolving credit line which was secured in August 2009.

Nine Months Ended September 30, 2010 and 2009

Net revenues. Net revenues for the nine months ended September 30, 2010 and 2009 comprise the following:

	Nine months ended September 30,
	2010	2009	Change	% Change
	(in millions)
Testim revenues-
Net U.S. revenues	$137.8	$109.7	$28.1	25.7%
International product shipments	1.3	1.1	0.2	20.3%
International contract revenues	0.5	2.6	(2.1)	-81.5%

	139.6	113.3	26.3	23.2%

XIAFLEX revenues-
Net U.S. revenues	6.7	—	6.7	n/a
International contract revenues	3.3	2.7	0.6	22.1%

	10.0	2.7	7.3	274.0%

Total net revenues	$149.6	$116.0	$33.6	29.0%

Revenue allowance as a percentage of :
gross U.S. revenues	22.2%	22.5%	-0.3%

The increase in gross Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing. According to National Prescription Audit data from IMS, Testim total prescriptions for the first nine months of 2010 grew 11.3% over the comparable period of 2009. We believe that Testim prescription growth in the 2010 period over the 2009 period was driven by physician and patient acceptance that Testim provides better patient outcomes compared to competing products, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim revenues for the first nine months of 2010 benefited from price increases having a cumulative impact of 9% over the comparable 2009 period. International contract revenues shown in the above table represent the amortization of deferred up-front, milestone and royalty payments we previously received under our out-licensing agreements. Testim international contract revenue for the first nine months of 2010 decreased compared to 2009 as a result of the termination of the license and distribution agreements with Ipsen in late 2009. During 2009, the remaining balance of milestone payments previously received from Ipsen was recognized as revenue in connection with this contract termination.

Net revenues for the nine months ended September 30, 2010 include $6.7 million of initial U.S. product sales of XIAFLEX for Dupuytren’s which was launched late in the first quarter of this year. Under our agreements with our specialty distributor and specialty pharmacy customers, they have the right to return XIAFLEX for any reason for up to six months after product expiration. Since XIAFLEX is new to the marketplace, we are currently assessing the flow of product through our distribution channel. Because current authoritative guidance precludes revenue recognition until a reasonable estimate of returns can be made, we are deferring the recognition of revenue, and related product costs, of XIAFLEX product shipments to our specialty distributor and specialty pharmacy customers until an estimate of returns can be made. However, we are recognizing XIAFLEX product sale revenues, and related product costs, at the time the product is shipped to physicians for administration to patients. Such revenues have been reduced for estimated discounts and allowances based on the contractual terms of sales. As of September 30, 2010, the amount of deferred XIAFLEX revenues was approximately $1.1 million. The increase in XIAFLEX international contract revenue for the first nine months of 2010 over the comparable period in 2009 is due to the $15 million European MAA milestone payment we received from Pfizer during the first quarter of 2010 which is being amortized to revenue over the estimated remaining contract life of the Pfizer Agreement.

Revenue allowances as a percentage of gross U.S. revenues for the first nine months of 2010 compared to that of 2009 decreased as a result of a lower revenue allowance percentage on XIAFLEX gross U.S. revenues, a decrease in the rate of Testim coupon usage and favorable adjustments in the percentage of revenue allowance for Testim wholesaler service fees, partially offset by an increase in Testim rebates due principally to contract changes.

Cost of goods sold. Cost of goods sold was $32.6 million and $26.7 million for the nine months ended September 30, 2010 and 2009, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the nine months ended September 30, 2010 over the comparable period in 2009 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 78.2% in the first nine months of 2010 compared to 77.0% in the comparable 2009 period. The increase in the gross margin rate is the result of the contribution of high margin XIAFLEX product sales and the impact of year-over-year price increases on U.S. Testim revenues, partially offset by a decline in international contract revenues.

Research and development expenses. Research and development spending for the nine months ended September 30, 2010 was $34.1 million, compared to $40.0 million for the nine months ended September 30, 2009. The reduction in expense was the result of the shift of XIAFLEX production activity from manufacturing development to commercial inventory production that commenced in the fourth quarter of 2009, partially offset by commencement of start-up activities related to the Phase III XIAFLEX clinical trials for Peyronie’s and costs related to development of a larger scale production process.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $117.7 million for the nine months ended September 30, 2010 compared with $90.5 million for the year-ago comparable period. The increase was primarily due to the addition of the sales and reimbursement field force and infrastructure, and promotional and training activity in support of the launch of XIAFLEX for Dupuytren’s in the U.S.

Interest income. Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense. Interest expense in 2010 relates primarily to the costs associated the Company’s two-year $30 million revolving credit line which was secured in August 2009.

Provision for income taxes. Given our history of taxable losses, we have not to date incurred income taxes. The provision for income taxes of $0.6 million for the first nine months of 2009 related to the federal alternative minimum tax regulations which were amended in late 2009 to eliminate the requirement for this tax provision.

Liquidity and Capital Resources

We had $142.4 million and $182.0 million in cash and cash equivalents as of September 30, 2010 and December 31, 2009, respectively. We believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations beyond reaching profitability based on our current plans and expectations. We may, however, elect to raise additional funds prior to that time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products, product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

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

The financial covenants contained in our $30.0 million revolving credit agreement with Silicon Valley Bank (SVB) include a quarterly and cumulative profitability and loss restriction. The Company has obtained waivers from SVB with respect to the application of these covenants to the quarters ended June 30 and September 30, 2010. As of September 30, 2010, we had no outstanding borrowing under this agreement.

Sources and Uses of Cash

Cash used in operations was $35.6 million and $31.9 million for the nine months ended September 30, 2010 and 2009, respectively. Cash used in operations for the nine months ended September 30, 2010 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges. This cash usage reflects the build of inventory supporting the launch of XIAFLEX and an offsetting net cash receipt of approximately $13.7 million in the first quarter of 2010 under our XIAFLEX license agreements, representing the $15 million European MAA milestone payment received from Pfizer and the associated payment of approximately $1.3 million to BioSpecifics Technologies Corp. for their share of this milestone. Cash used in operations for the nine months ended September 30, 2009 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges, and the payment of $9.4 million of costs accrued in 2008 in connection with the Pfizer Agreement.

Cash used in investing activities was $8.2 million for the nine months ended September 30, 2010 compared to $8.3 million for the nine months ended September 30, 2009. The cash impact of investing activities relates primarily to our investments in property and equipment, net of redemptions of long-term investments. Our investments in property and equipment related primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure.

Cash provided by financing activities was $4.2 million and $118.6 million for the nine months ended September 30, 2010 and 2009, respectively. Cash provided by financing activities for 2010 resulted primarily from cash receipts from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers, and from Employee Stock Purchase Plan purchases. Cash provided by financing activities for 2009 represents primarily the $115.7 million in net proceeds provided by the September 2009 common stock offering and the cash receipts from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers and employees, from Employee Stock Purchase Plan purchases.

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

In addition, the new law includes provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, we expect that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the U.S. Food and Drug Administration (FDA). The new law also establishes an abbreviated licensure pathway for products that are biosimilar to FDA-approved biological products, such as XIAFLEX. As a result, we could face competition from other pharmaceutical companies that develop biosilimar versions of our biological product XIAFLEX that do not infringe our patents or other proprietary rights. Specifically, the Health Reform Law established an abbreviated licensure pathway for products that are “biosimilar” to or “interchangeable” with an FDA-approved biological product, such as XIAFLEX.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of Healthcare Reform Law cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Furthermore, legislation repealing or replacing all or part of the Healthcare Reform Law may be enacted or courts may issue rulings suspending or otherwise affecting all or part of the Healthcare Reform Law, and these changes could significantly alter any advantages or disadvantages to the Company currently stemming from the Healthcare Reform Law. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended September 30, 2010:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 to July 31, 2010	32,080		$22.22	Not applicable	Not applicable
Aug. 1, 2010 to Aug. 31, 2010	None		Not applicable	Not applicable	Not applicable
Sept. 1, 2010 to Sept. 30, 2010	None		Not applicable	Not applicable	Not applicable

Total	32,080	(1)	$22.22	Not applicable	Not applicable

(1)	Represents shares purchased from Armando Anido, Chief Executive Officer and President of the Company, pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of resticted stock issued in accordance with Rule 16 b-3 of the Securities Exchange Act of 1934.

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

AUXILIUM PHARMACEUTICALS, INC.

Date: November 8, 2010	/s/ Armando Anido
Armando Anido
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: November 8, 2010	/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Employment Agreement, dated October 25, 2010, by and between the Registrant and Alan Wills.

10.2*	First Amendment to the Employment Agreement by and between the Registrant and Edward J. Arcuri, Ph.D, dated November 1, 2010.

10.3*	First Amendment to the Amended and Restated Employment Agreement by and between the Registrant and Benjamin J. Del Tito, Jr., Ph.D., dated November 1, 2010.

10.4*	Form of Nonqualified Stock Option Agreement for awards to Non-Employee Directors under the Registrant’s 2004 Equity Compensation Plan, as amended.

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.