Form 10-K
period 2010-12-31
AUXILIUM PHARMACEUTICALS INC
filed 2011-03-01
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on The NASDAQ Global Market as of June 30, 2010, was approximately $1.1 billion.

As of February 21, 2011, the number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 47,923,612.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2010.

AUXILIUM PHARMACEUTICALS, INC.

FORM 10-K

December 31, 2010

PART I

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

Company Overview

Company Description

We are a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences, such as urologists, endocrinologists, certain targeted primary care physicians, hand surgeons, subsets of orthopedic, general, and plastic surgeons who focus on the hand, and rheumatologists. We currently have approximately 565 employees, including a sales and marketing organization of over 300 people. We reported revenues in 2010 of $211.4 million, an increase of 29% over the $164.0 million reported in 2009.

We currently market two products in the United States (“U.S.”):

XIAFLEX® (collagenase clostridium histolyticum) is a proprietary, injectable collagenase enzyme for the treatment of Dupuytren’s contracture (“Dupuytren’s”). XIAFLEX received approval from the U.S. Food and Drug Administration (“FDA”) on February 2, 2010 for the treatment of adult Dupuytren’s patients with a palpable cord. Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. The disease is progressive in nature. Typically, nodules develop in the palm as collagen deposits accumulate. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment. We launched XIAFLEX for the treatment of adult Dupuytren’s patients with a palpable cord in the U.S. in March 2010, and we have partnered with Pfizer Inc. (“Pfizer”) for development and commercialization of XIAPEX® (European Union (“EU”) tradename for XIAFLEX) for Dupuytren’s and Peyronie’s disease in Europe and certain Eurasian countries. Pfizer received marketing authorization by the European Commission on February 28, 2011 and expects XIAPEX to be available for use in some European markets later this year. We are seeking a partner or partners for development and commercialization in the rest of the world. Worldwide revenues for XIAFLEX were $18.4 million for the year ending December 31, 2010, compared to $3.6 million in 2009.

Testim® testosterone gel is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration. Testim is approved in the U.S., Belgium, Canada, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom (“U.K.”). Ferring International Center S.A. (“Ferring”) and Paladin Labs Inc. (“Paladin”) market Testim on our behalf in certain European countries and Canada, respectively. Testim global net revenues for 2010 were $193 million, a 20% increase over the $160.5 million recorded in 2009.

Our current product pipeline includes:

Phase III:

•	XIAFLEX for the treatment of Peyronie’s disease (“Peyronie’s”)

Phase II:

•	XIAFLEX for the treatment of Adhesive Capsulitis (“Frozen Shoulder syndrome”)

In addition to the above, we have an exclusive option for the exclusive rights to pursue any additional indications for XIAFLEX. We also have rights to develop other products for the treatment of pain, urologic disease and hormone replacement using our transmucosal film delivery system.

Company Strategy

Our vision is to build a rapidly growing, profitable and sustainable biopharmaceutical company. We intend to focus on disease states that we believe can be addressed through sales to predominantly specialist audiences, such as urologists, endocrinologists, hand surgeons, subsets of orthopedic, general and plastic surgeons who focus on the hand, rheumatologists and certain targeted primary care physicians. We believe that XIAFLEX has the potential to become a blockbuster product through the successful commercialization in Dupuytren’s and Peyronie’s in the U.S. and European markets. We have experienced development, regulatory, commercial and manufacturing teams, the members of which have proven track records. Our strategy focuses on:

•	maximizing revenues of XIAFLEX and Testim in the currently approved indications;

•	delivering on our current development pipeline; and

•	building out our development pipeline in specialty therapeutic areas.

Maximizing Revenues of XIAFLEX in Dupuytren’s.

We believe that the Dupuytren’s market in the U.S. is substantial and sustainable. We sell XIAFLEX in the U.S. through a team of professional sales representatives supplemented by sales managers and managed market account directors. A staff of reimbursement specialists provides reimbursement support for the product and medical science liaisons provide medical and scientific support to physicians interested in understanding XIAFLEX.

Along with our own forecasting research, we have used multiple databases, including the 5% and Part B Carrier Summary Data File (previously known as BESS) Medicare databases, SDI’s claims sampling database, Walters Klewer claims database and information from the American Medical Association, to evaluate the overall Dupuytren’s diagnosis and surgery landscape. We believe that 3 to 6% of the adult Caucasian population or 6 to 11 million people in the U.S. suffer from some stage of the disease. Based on our analysis, we believe that every year in the U.S., approximately 300,000 patients are diagnosed with Dupuytren’s, which leads us to believe that there are between 1 and 3 million cumulative patients who have been diagnosed in the U.S. Finally, we believe that approximately 70,000 Dupuytren’s patients undergo surgery every year. In our opinion, this represents a substantial and sustainable market. In order to fully maximize our U.S. commercial opportunity, we intend to target all of these patients, as long as they have a palpable cord.

Worldwide revenues for XIAFLEX were $18.4 million for the year ending December 31, 2010, including $14.1 million in U.S. sales and $4.3 million in contract revenues recognized from Pfizer, compared to $3.6 million in 2009, comprised solely of contract revenues recognized from Pfizer. Sales of XIAFLEX in the U.S. in 2010 represent approximately 4,500 vials of XIAFLEX. Based on usage, we believe that the average Dupuytren’s cord requires approximately 1.1 vials to reach patient satisfaction, which would indicate approximately 4,100 cords were treated with XIAFLEX in 2010. This represents roughly 6% of the 70,000 surgeries that we estimate occur every year for Dupuytren’s. While we are encouraged by our progress to date, we are focused on increasing our market share in 2011 and expanding the market.

We began shipping XIAFLEX to our distributors in March 2010 and we learned a great deal concerning the difficulties in changing a treatment paradigm in a surgical marketplace. Our plans for increasing revenues of XIAFLEX in the U.S. include the steps outlined below:

•

Educating the medical community on the features, benefits and safety of XIAFLEX as a non-surgical option for the treatment of Dupuytren’s contractures with a palpable cord. In particular, provide physicians who have not adopted XIAFLEX an opportunity to interact with their peers that are experienced with the goal of increasing the number of physicians that have enrolled in the XIAFLEX distribution program and, ultimately, increasing the number of physicians injecting the product and the percentage of patients that physicians treat with XIAFLEX.

•

Obtaining appropriate and efficient reimbursement for the physician has been a headwind to broader usage of XIAFLEX. Using XIAFLEX requires the physician to obtain reimbursement for both the drug and the services rendered with respect to the injection, manipulation and follow-up care required. With respect to the drug, we received a XIAFLEX-specific J code effective January 1, 2011. This J code,

J0775, can be used by physicians to identify XIAFLEX when billing to Medicare, Medicaid and commercial health plans for reimbursement. We believe that this code will eliminate the need for manual adjudication of claims filed for XIAFLEX and decrease the time that it takes for a physician to get reimbursed for XIAFLEX. With respect to the physician getting reimbursed for their services, the leadership of the American Society for Surgery of the Hands recommended a CPT code for XIAFLEX to the American Medical Association’s CPT Editorial Panel in February 2011. We expect that a CPT code will be issued for XIAFLEX, effective January 1, 2012. While other CPT codes currently exist, there is a great deal of variability in the codes used and reimbursement levels received. We believe that obtaining a XIAFLEX-specific CPT code will help to further improve the efficiency of the reimbursement process.

•

To supplement the efforts of our field organization, we have implemented a number of marketing, reimbursement support, and medical education programs. These programs include: a reimbursement assistance helpline; billing and coding information guides; participation at national medical conferences; advertisements in medical journals; promotional speaker programs; and a unique computerized injection simulator that allows physicians to experience virtually the XIAFLEX injection technique.

•

We believe that the appeal of a novel non-surgical, minimally invasive treatment option will drive patients to action. Following several pilot programs run in 2010 and early 2011, we are planning to make additional investments to activate the patient through the use of direct to patient outreach programs.

•

We plan to generate additional clinical data for Dupuytren’s. We expect to provide top-line three-year recurrence data from our long term extension study in June 2011. In the first quarter of 2011, we have commenced dosing in a phase IV study expected to evaluate the ability to inject multiple cords in a single hand simultaneously. We are also planning to start a phase IV study on recurrent contractures previously successfully treated with XIAFLEX in 2011.

•

We believe that most patients currently treated with XIAFLEX are patients who physicians feel are good candidates for surgery. Current clinical practice for a patient who has a Dupuytren’s contracture is to suggest that the patient waits until the contracture becomes so severe that it affects their activities of daily life, at which point a surgical intervention is recommended. Data from our pivotal phase III trials suggests that the efficacy of XIAFLEX is better on less severely contracted cords. Therefore, as physicians and patients become comfortable with the safety and efficacy of XIAFLEX, we believe that the treatment paradigm will change, with patients being treated earlier in their disease course. This should significantly increase the number of patients who are considered as good candidates for treatment with XIAFLEX compared to the market of surgical patients.

We will monitor the effectiveness of the various programs outlined above and may modify, eliminate or develop new programs as we believe warranted.

In December 2008, we entered into a collaboration with Pfizer in which we sub-licensed our commercialization rights for Dupuytren’s and Peyronie’s for the 27 countries which were included in the EU at that time and 19 additional Eastern European and Eurasian countries. On December 16, 2010, Pfizer received a positive opinion from the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) recommending EU approval for XIAPEX (EU tradename for XIAFLEX) as treatment for Dupuytren’s contracture in adult patients with a palpable cord. Pfizer received marketing authorization by the European Commission on February 28, 2011 and expects XIAPEX to be available for use in some European markets later this year.

In addition to the $75 million upfront payment we received from Pfizer in December 2008 and the $15 million milestone payment we received in February 2010 for acceptance of the EU Marketing Authorization Application (“MAA”), Pfizer may make up to an additional $395 million in potential payments to us upon the achievement of certain specified additional regulatory and commercial milestones for XIAFLEX (on an indication-by-indication basis or for the product as a whole, as the case may be). Of those milestone payments, a total of $60 million will be payable to us by Pfizer upon Pfizer’s achievement of first commercial sale of XIAPEX for Dupuytren’s within the major markets in Europe. Of this $60 million, $30 million will be payable upon first commercial sale in the first country, and a total of $30 million will be payable upon the respective first commercial sales in each of the remaining major markets. In addition, subject to the requirement to make certain specified minimum commercialization payments, Pfizer will make commercialization payments to us based on a percentage of the aggregate annual net sales of the Product in the Pfizer Territory on a quarterly basis.

We are currently evaluating how to most effectively commercialize XIAFLEX for Dupuytren’s in the other territories of the world.

Maximizing Revenues of Testim. After being on the market for eight years, Testim continued to post double-digit prescription growth and generated record U.S. sales in the fourth quarter of 2010. Testim global net revenues for 2010 were $193 million, a 20% increase over the $160.5 million recorded in 2009. In the U.S., Testim net revenues were $190 million, a 25% increase over 2009’s net revenues of $151.9 million. IMS (Xponent PlanTrack data) estimates that approximately 180,000 total prescriptions for Testim were dispensed in the fourth quarter of 2010, which is an increase of 10% over the fourth quarter of 2009, while the overall gel market grew 12% over that same period. According to IMS (Xponent PlanTrack data), Testim’s share of the gel market was 22% in December 2010 compared to 22.5% in December 2009; and, within this market share:

•	with the highest prescribing urologists on whom we call, we had an overall gel market share of approximately 46% at the end of December 2010 versus 45% at the end of December 2009; and

•	with the highest prescribing primary care physicians on whom we call, we had an overall gel market share of approximately 30% at the end of December 2010 versus 31% at the end of December 2009.

Even in light of new competition in 2011 (see discussion below under “Competition – TRT Market Competition”), we are continuing to support appropriate opportunities for Testim growth. We believe that we can continue to increase sales of Testim by capturing market share, expanding the use of TRT through increased physician and patient awareness and benefiting from the on-going demographic changes that could result in additional patient candidates for TRT treatment:

•

Increase Testim market penetration. Through on-going evaluation of physician targeting and greater sales efficiencies, we intend to improve the effectiveness of our sales force. We will continue to work with thought leaders and professional organizations to raise awareness and further educate physicians about the diagnosis of hypogonadism and the benefits of TRT, including Testim. Our Testim sales force focuses on urologists, endocrinologists and certain key primary care physicians. This allows us to reach the physicians who prescribe approximately 50% of TRT prescriptions. We also have entered into collaborations with partners for the international commercialization of Testim. Paladin launched Testim in Canada during 2007, and Ipsen Pharma GmbH (“Ipsen”) promoted Testim in Europe beginning in 2005. In November 2008, we agreed with Ipsen to terminate the distribution agreement between the parties and transfer all marketing authorizations for Testim in Europe to Ferring. Ferring is now responsible for marketing Testim in Europe.

•

Expand market opportunities for Testim and TRT. A 2006 study that was published in The International Journal of Clinical Practice showed 39% of men over 45 years of age may have low testosterone (total testosterone levels below 300 ng / dL). According to the 2010 U.S. Census Bureau estimates, there were 58.7 million men aged 45 and older with hypogonadism and these figures are expected to continue to rise. As a result, we expect to see an increase in the number of potential patients over the coming years. In addition, it has been demonstrated that low testosterone is a comorbid condition with others such as diabetes, obesity, erectile dysfunction, hyperlipidemia, chronic opiod use for pain and HIV/AIDS. With improved medical and patient education around the implications of low testosterone and the favorable risk/benefit profile of treating with TRT, we believe physicians will be more proactive in identifying hypogonadism and treating patients. We will continue to incorporate focused educational efforts on both physicians and consumers to create an increased awareness of both the prevalence and medical need for identifying and treating hypogonadism.

•

Continue to defend Testim intellectual property. In October 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (“CPEX”) received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed an abbreviated new drug application (“ANDA”) containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of CPEX’s U.S. Patent No. 7,320,968 (the “’968 Patent”). The ’968 Patent, which Bentley Pharmaceuticals, Inc. (“Bentley”) assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”), published by the FDA. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith which remains pending. Upsher-Smith has alleged that its proposed generic version of Testim would not infringe the ‘968 patent, and that the ‘968 patent is invalid. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months from receipt of the paragraph IV certification (April 2011) or resolution of the patent infringement lawsuit. Should Upsher-Smith receive a tentative approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor. The district court has issued a protective order prohibiting disclosure of confidential information relating to the litigation. There is, however, no longer any trial date currently scheduled. In addition, in October 2009, six additional patents issued covering use of Testim which have been listed in the Orange Book and may provide us with further market protection. For a discussion of the risk relating to this litigation and to possible at-risk launch of a generic version of Testim by Upsher-Smith, see “Risk Factors – Risks Related to Ongoing Litigation – Upsher-Smith Litigation” in Item 1A below.

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

•

Citizen Petition of Abbott Laboratories. In October, 2010, the FDA issued a response to the Citizen Petition submitted on behalf of Abbott Laboratories regarding testosterone gel products. In its response, FDA stated that an application for a potential generic testosterone gel with a different penetration enhancer than the originator must be submitted as a 505(b)(2) New Drug Application (NDA) rather than an ANDA. FDA further stated that such an NDA would be treated as a separate application requiring independent patent certification and notification and would be clocked for regulatory purposes from the time it is provided, potentially resulting in a new 30-month stay.

Delivering on our Current Development Pipeline. In 2004, we obtained the exclusive worldwide rights to develop, market and sell products containing XIAFLEX, other than dermal formulations labeled for topical administration. Beyond Dupuytren’s contracture, our license from BioSpecifics Technologies Corp.

(“BioSpecifics”) includes the rights to XIAFLEX for the treatment of Peyronie’s and Frozen Shoulder syndrome with the exclusive option to license additional indications.

We believe there is a large unmet medical need for a non-surgical solution to Peyronie’s. Peyronie’s is characterized by a plaque or hard lump that occurs on the penis. It begins as a localized inflammation, which progresses to a hardened scar on the shaft of the penis that reduces flexibility and causes the penis to bend during erection. This may cause pain on erection and a deformity that may prevent sexual intercourse altogether. Our market research indicates that, aside from the physical consequences, depression and loss of self-esteem are common in men with Peyronie’s. On October 11, 2010, we announced that the first subject had been dosed with XIAFLEX in the largest-ever global phase III program for the treatment of Peyronie’s, a devastating disease that is estimated to affect approximately 5% of adult men. We anticipate completing enrollment for the double-blind studies in the first quarter of 2011 and reporting top-line results in the first half of 2012. The product has received orphan drug designation in the U.S. for Peyronie’s.

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

Building out our Development Pipeline in Specialty Therapeutics.

We believe that we can leverage our expertise in clinical development, regulatory strategy and execution and commercialization of specialty bio-pharmaceutical products to in-license additional product candidates or acquire companies with product candidates. We currently have two sales forces, each of which is selling a single product and therefore has capacity to handle additional products. Although we may seek products that have a therapeutic fit with XIAFLEX or Testim (i.e., products that would be utilized by urologists, endocrinologists, certain targeted primary care physicians, hand surgeons, subsets of orthopedic, general, and plastic surgeons who focus on the hand, and rheumatologists), we believe that the core competencies we have with respect to drug development and commercialization can be applied to a number of other specialty-focused therapeutic areas. We are seeking Phase II and later assets in urology, endocrinology, rheumatology and orthopedics, and we may also search for development opportunities with niche products with specialty physician call points.

XIAFLEX

XIAFLEX is a proprietary, injectable collagenase that we in-licensed from BioSpecifics. Under our agreement with BioSpecifics, we have exclusive worldwide rights to develop, market and sell certain products containing XIAFLEX, other than dermal formulations labeled for topical administration.

XIAFLEX for Dupuytren’s

On February 2, 2010, we received approval from the FDA to begin the sale of XIAFLEX for Dupuytren’s in adult patients with a palpable cord. We commenced the commercial launch of XIAFLEX for Dupuytren’s in late March 2010.

Dupuytren’s disease state and market. Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. The disease is progressive in nature. Typically, nodules develop in the palm as collagen deposits accumulate. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the cord will contract causing the patient’s fingers to contract and the function of the hand to become impaired.

XIAFLEX offers the first and only FDA-approved nonsurgical treatment option for physicians and patients who desire a nonsurgical alternative. According to Dupuytren’s Disease by Leclercq published in 2000, the global prevalence of Dupuytren’s among the Caucasian population is estimated to range from 3% to 6%. Common co-morbidities include diabetes, epilepsy, alcoholism or HIV. Dupuytren’s is most common in men. It usually starts in adult life, with a peak incidence in people aged 40 to 60 and an average of 2.2 joints affected. In about 50% of patients, the disease affects both hands. Quality of life and daily activities can be significantly affected by a contracture and surgery has been the historical standard of care. Surgery has typically been reserved for the advanced disease due to unpredictable results, complications, a long recovery period and recurrence which could require additional surgeries. Recurrence after surgical treatment is common (as high as 30% the first two years post-surgery; and 55% within 10 years of surgery).

We believe that treatment with XIAFLEX offers benefits compared to surgery as it:

•	delivers improvement to 0 to 5 degrees of normal joint contracture without surgery for a majority of patients;

•	safeguards patients from the complications commonly associated with surgery;

•	simplifies treatment by offering a convenient in-office procedure alternative;

•	streamlines recovery for a rapid return to daily activities; and

•	significantly reduces costly and time-consuming physical therapy associated with surgery.

Prior to approval of XIAFLEX for Dupuytren’s, surgery was the only treatment option. Surgical techniques used to treat patients with Dupuytren’s fall into two major groups: fasciotomy, including needle aponeurotomy, which is simply cutting the Dupuytren’s cord and fasciectomy which is removing the cords of the diseased tissue. Although preliminary observations suggest that intralesional interferon gamma may reduce the size of Dupuytren’s cords (Plast Reconstr Surg. 1994 May; 93(6):1224-35), further data are needed to assess whether it offers any clinical benefits.

Clinical data supporting efficacy of XIAFLEX for Dupuytren’s. The efficacy of 0.58 mg of XIAFLEX was evaluated in two randomized, double-blind, placebo-controlled, multi-centered trials in 374 adult patients with Dupuytren’s (“CORD I” and “CORD II”). Compared to placebo-treated patients, a statistically significant number of XIAFLEX-treated patients achieved the primary endpoint of CORD I and CORD II: reduction in contracture of the selected primary joint (either a metacarpophalangeal (MP) or proximal interphalangeal (PIP) joint) to within 0° to 5° of normal, within 30 days after the last injection of that joint (after up to 3 injections).

Patent coverage. In addition to the marketing exclusivity which comes with its orphan drug status in the U.S., the enzyme underlying XIAFLEX for Dupuytren’s is covered by a use patent in the U.S. that expires in 2014. The patent is limited to the use of the enzyme for the treatment of Dupuytren’s within certain dose ranges. On October 12, 2010, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,811,560 covering

XIAFLEX with independent claims that recite a drug product, a process for producing the drug product, and pharmaceutical formulations comprising the drug product. As a result, we expect XIAFLEX to have patent protection through 2028.

Regulatory. As a condition of approval for XIAFLEX, FDA has required a risk evaluation and mitigation strategy (“REMS”) program for XIAFLEX, which consists of a communication plan and a medication guide. This REMS is designed (1) to evaluate and mitigate known and potential risks and serious adverse events; (2) to inform healthcare providers about how to properly inject XIAFLEX and perform finger extension procedures; and, (3) to inform patients about the serious risks associated with XIAFLEX. We market XIAFLEX to physicians who are experienced in injection procedures of the hand and in the treatment of Dupuytren’s, and we require that they attest to this experience and their completion of the REMS-required training program before they have access to XIAFLEX. The training program is available as a video or written manual and demonstrates proper use and administration of XIAFLEX, as well as an overview of both identified and potential risks with XIAFLEX. Potential risks and serious adverse events associated with XIAFLEX include tendon rupture, serious adverse reactions affecting the injected extremity, and the potential risk of serious hypersensitivity reactions (including the potential for anaphylaxis).

XIAFLEX Potential Future Indications

Peyronie’s

Disease state and market. Peyronie’s is characterized by a plaque or hard lump that occurs on the penis. It begins as a localized inflammation, which progresses to a hardened scar on the shaft of the penis that reduces flexibility and causes the penis to bend during erection. This may cause pain on erection and a deformity that may prevent sexual intercourse altogether. Our market research indicates that, aside from the physical consequences, depression and loss of self-esteem are common in men with Peyronie’s. According to Peyronie’s Disease, A Guide to Clinical Management by Levine, published in 2007, the prevalence of Peyronie’s has been increasing during the last 30 years and now ranges between 3.7% and 7.1%. However, the actual prevalence may be higher because of patients’ reluctance to report this embarrassing condition to their physicians. The pathogenesis of Peyronie’s appears to be multifactorial, with an interplay of genetic predisposition, trauma, and tissue ischemia. Generally, Peyronie’s is treated by urologists. To date, no medical therapy has been proven effective for the treatment of Peyronie’s. Surgical treatment may be an option for some patients, although complications as well as loss of penile length can occur. Administration of XIAFLEX could be an in-office procedure in which the product is injected directly into the plaque that causes the penile curvature.

Current treatment options. There are no medical therapies approved for the treatment of Peyronie’s. However, a number of medical therapies have been used to treat Peyronie’s including Vitamin E, Colchicine, Potassium Aminobenzoate (Potaba), Tamoxifen, Interferon a2a, and Corticosteroids. Current surgical therapies include the following procedures: plication (which involves gathering tissue on the outer side of the bend usually resulting in shortening and straightening of the penis), graft techniques (which involve replacing scar tissue with grafts of tissue from another site), and prosthetic implants (which involve synthetic cylinders implanted in the penis to produce a functional erection).

R&D status. We completed a phase IIb randomized, double-blind, placebo-controlled study designed to assess the safety and efficacy of XIAFLEX when administered two times a week every six weeks for up to three treatment cycles (2 x 3) in subjects with Peyronie’s. The study was conducted at 12 sites throughout the U.S., and patients were monitored for 36 weeks following the first injection. The trial was designed to validate a proprietary Peyronie’s Disease Questionnaire (“PDQ”) which measures several domains of patients’ sexual quality of life over a 36 week period. The four domains measured by the PDQ are penile pain, Peyronie’s bother, intercourse discomfort and intercourse constraint. Patients had to have a penile contracture between 30 and 90 degrees to be included in the study. Patients were stratified by the degree of penile curvature (i.e. 30 degrees to 60 degrees versus 60 to 90 degrees) and then randomized into four treatment groups to receive either XIAFLEX or placebo with or without modeling of the penile plaque. Modeling refers to massaging of the plaque after the second injection of a treatment series and is intended to maximize the enzymatic effect of the XIAFLEX injection in the plaque. Patients were randomized in a 3:1 ratio of XIAFLEX to placebo and a 1:1 ratio to receive penile plaque modeling or no modeling.

Top-line data demonstrated that XIAFLEX improved penile curvature when compared to placebo with a mean improvement of 29.7% vs. 11%, respectively (P=0.001). In addition, the PDQ domain of Peyronie’s symptom bother was significantly improved in XIAFLEX treated subjects compared to placebo. The use of modeling also demonstrated significant improvement in XIAFLEX subjects compared to placebo, 32.4% improvement in curvature compared to a 2.5% worsening of curvature in placebo subjects (p<0.001). In the no-modeling group, XIAFLEX subjects experienced a 27.1% mean improvement in penile curvature, which was not statistically different from the 27.9% mean improvement for subjects receiving the placebo. The most common adverse events reported in the phase IIb trial were injection site bruising, injection site pain, injection site edema, contusion, penile edema and penile pain. There was a total of five (3.4%) subjects who experienced eight non-fatal serious adverse events, none of which were considered to be related to XIAFLEX. We sought to accomplish two goals with this study. First, we wanted to validate the PDQ as a tool for use in future pivotal studies. Second, we aimed to establish an acceptable primary endpoint related to the PDQ for use in pivotal phase III trials.

Following discussions with the FDA where we achieved agreement that the PDQ was a valid tool for use in a pivotal phase III trial and the appropriate endpoint for such trials, we commenced our phase III studies. On October 11, 2010, we announced that the first subject had been dosed with XIAFLEX in the largest-ever global phase III program for the treatment of Peyronie’s disease. We anticipate completing enrollment for the double-blind studies in the first quarter of 2011 and reporting top-line results in the first half of 2012. Our late stage global development plan for XIAFLEX for Peyronie’s will consist of four clinical studies and will be known by the acronym IMPRESS – The Investigation for Maximal Peyronie’s Reduction Efficacy and Safety Studies. There will be two randomized, double-blind, placebo-controlled phase III studies, which are expected to enroll at least 600 patients at approximately 70 sites in the U.S. and Australia, with a 2:1 ratio of XIAFLEX to placebo. There also will be one open label study, which is expected to enroll at least 250 patients, at approximately 30 sites in the U.S., EU and New Zealand, and one pharmacokinetic study, which should enroll approximately 16 patients. XIAFLEX will be administered two times a week every six weeks for up to four treatment cycles (2 x 4). Each treatment cycle will be followed by a penile modeling procedure. Patients will be followed for 52 weeks post-first injection in the double-blind studies and for 36 weeks in the open label trial. The trials’ co-primary endpoints are the change from baseline in the Peyronie’s disease bother domain of the PDQ compared to placebo and percent improvement from baseline in penile curvature compared to placebo. The remaining domains of the PDQ will be considered secondary endpoints. Safety measurements will include adverse event monitoring, immunogenicity testing and clinical labs.

Frozen Shoulder Syndrome

Disease state and market. Frozen Shoulder syndrome is a disorder of diminished shoulder motion, characterized by restriction in both active and passive range of motion of the shoulder joint. Frozen Shoulder syndrome usually affects patients aged 40-70 years. According to Harrison’s Principles of Internal Medicine, it is estimated that 3% of people develop Frozen Shoulder syndrome over their lifetime and that women tend to be affected more frequently than men. The condition may affect both shoulders, either simultaneously or in sequence, in up to 16% of patients. Recurrence of Frozen Shoulder syndrome is common within five years of the onset of the disorder. According to Dahan et. al. in the 2005 eMedicine article “Adhesive Capsulitis,” a higher incidence of Frozen Shoulder syndrome exists among patients with diabetes (10-20%) compared to the general population (2-5%) and incidence among patients with insulin-dependent diabetes is even higher (36%), with an increased frequency of bilateral shoulder involvement.

Current treatment options. The most common treatment for Frozen Shoulder syndrome is extensive physical therapy, corticosteroids and/or arthroscopy. Drugs are used to manage pain, but none have been demonstrated to have an impact on Frozen Shoulder syndrome.

R&D status. BioSpecifics has conducted a phase II clinical trial using XIAFLEX for the treatment of Frozen Shoulder syndrome. Three different doses of the enzyme were compared to placebo in this prospective, randomized, 60-subject trial. The results from this trial suggest that local injection of the enzyme is well-tolerated and may be effective in patients suffering from Frozen Shoulder syndrome. Additional studies are needed to assess the optimal dose and dosing regimen of XIAFLEX for this indication.

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

Testim

Testim is a proprietary, topical 1% testosterone once-a-day gel that treats hypogonadism by restoring normal testosterone blood levels for a 24-hour period following application and sustaining them in that range when used daily. Testim is packaged in convenient, easy-to-open, single-use tubes. Patients apply Testim once per day to the upper arms and shoulders, enabling Testim’s active ingredient, testosterone, to be absorbed through the skin and into the bloodstream.

Hypogonadism market

Hypogonadism, or low testosterone, is a disorder that affects millions of men in the U.S. A 2006 study in The International Journal of Clinical Practice showed that 39% of men over 45 years of age may have low testosterone (total testosterone levels below 300 ng / dL). The effects of low testosterone lead to symptoms such as low energy, diminished libido, adverse changes in body composition, irritability and poor concentration. Hypogonadism also affects a high percentage of men with certain co-morbidities regardless of age. This study documented associations with other co-morbidities such as: Obesity (52%) and Diabetes (50%)1. Other articles have highlighted associations with other conditions: AIDS (50%)2, Hypertension (42%), Hyperlipidemia (40%)3, Erectile Dysfunction (19%)4 and up to 74% of men being treated with high doses of opioids for chronic pain5.

TRT is the standard treatment for hypogonadism. According to IMS, the total number of prescriptions within the TRT market has grown from 1.0 million to 4.4 million prescriptions between 2000 and 2010. Before 2000, the TRT market consisted of oral, injectable and patch therapies. In 2000, the first topical gel was introduced, and this product segment has been the driver of much of the total growth in the TRT market. According to IMS, the gel segment accounted for approximately 69% of the total prescriptions in the TRT market in the fourth quarter of 2010. Despite this growth, it is estimated that approximately 10% of men with hypogonadism currently receive TRT6. According to our physician research, this low diagnosis rate stems primarily from low patient and physician awareness of the symptoms, treatment options and non-standardized screening methods.

[1]	Mulligan T. et al. Int J. Clin Pract 2006
[2]	Grinspoon S, et al. Ann Intern Med. 1998
[3]	Mulligan T. et al. Int J. Clin Pract 2006
[4]	Bodie J. et al. J. Urol. 2003
[5]	Daniell H.W. J. Pain 2002
[6]	Mulligan T. et al. Int J. Clin Pract 2006

Testim has captured a significant portion of the gel prescription growth since its launch in early 2003, and held a 22% prescription share of this market in December 2010. In 2010, prescriptions of Testim grew by 11% compared to 2009. The gel market continued to be a primary driver of the TRT market in 2010. All other formulations (injectables, patches, orals and buccals) combined increased 24% year over year. We believe this growth (primarily in injectables) is attributable to the economic downturn with financially impacted patients opting for lower priced generic injectables.

Cost-effectiveness and convenience. We believe that, based on market feedback from physicians and an analysis of pharmacy prescription data, 9 out of 10 patients stayed on their starting dose of 5g (one tube) after 12 months.7 The simplicity of a single daily 5g tube of Testim provides controlled dosing, no complicated titration schedule, low rates of irritation and convenience for travel as the tube is small, discrete and TSA-compliant.

Broad prescription coverage. Currently, we have broad third-party payor reimbursement for Testim and Testim is covered by the majority of reimbursement plans at tier 2 or 3 status.

Patent coverage. In the U.S., the ‘968 patent, which Bentley assigned to CPEX in June 2008, covers a method for maintaining blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in the Orange Book. The ‘968 patent expires in January 2025. Six additional patents issued covering use of Testim in October 2009 and have been listed in the Orange Book. CPEX also has filed continuation applications that are pending. In October 2008, we and our licensor, CPEX, received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of ’968 Patent. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith which remains pending. Upsher-Smith has alleged that its proposed generic version of Testim would not infringe the ‘968 patent, and that the ‘968 patent is invalid. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months beginning on the date of receipt of the paragraph IV certification (April 2011) or resolution of the patent infringement lawsuit. Should Upsher-Smith

[7]	Results from a Verispan titration analysis of pharmacy prescription data for 10,458 men taking Testim for 12 months.

receive a tentative approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor. The district court has issued a protective order prohibiting disclosure of confidential information relating to the litigation. There is, however, no longer any trial date currently scheduled. Upsher-Smith will also not be able to lawfully launch a generic version of Testim in the U.S. without the necessary final approval from the FDA.

Regulatory. On May 7, 2009, FDA announced that it was requiring the manufacturers of two prescription topical testosterone gels, Solvay S.A. and Auxilium, to make changes to the prescribing information and develop REMS for the products. FDA stated that it was requiring this action after it became aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children to testosterone due to drug transfer from adult males using testosterone gel drug products (“transference”). FDA considered this information to be “new safety information.” We believe that all topical testosterone gels have a potential for transference. Testim’s prescribing information has described the risk and procedures for avoidance of transference since the product was launched in 2003. The changes to the prescribing information for Testim include a “boxed warning”, which is used to highlight warning information that is especially important to the prescriber. The goal of the REMS is to inform patients about the serious risks of transference associated with the use of Testim and AndroGel. The REMS includes assessments and a Medication Guide to inform patients. The revised prescribing information and REMS for Testim were approved on September 18, 2009.

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

In October, 2010, the FDA issued a response to the Citizen Petition submitted on behalf of Abbott Laboratories regarding testosterone gel products. In its response, FDA stated that an application for a potential generic testosterone gel with a different penetration enhancer than the originator must be submitted as a 505(b)(2) New Drug Application (NDA) rather than as an Abbreviated New Drug Application. FDA further stated that such an NDA would be treated as a separate application requiring independent patent certification and notification and would be clocked for regulatory purposes from the time it is provided, potentially resulting in a new 30-month stay.

Transmucosal Film Technology

We have rights to develop product candidates using an oral transmucosal drug delivery system based on patented technology licensed from Formulation Technologies, L.L.C., doing business as PharmaForm. (In 2007, PharmaForm was acquired by AKELA Pharma Inc., formerly known as LAB International Inc.) The basis of this technology is a film that adheres to the upper gum. We have the exclusive worldwide right to use this technology platform in therapeutic products that contain hormones or that treat urologic disorders and in certain pain products.

Licensing

We have entered into agreements for the licensing of technology and products. We intend to pursue other licensing agreements and collaborations in the future. We have secured collaboration partners for the sale of products in geographic locations where we do not have our own sales force. We may pursue other collaborations in the future.

XIAFLEX

BioSpecifics

In June 2004, we entered into a development and license agreement with BioSpecifics and amended the agreement in May 2005, December 2005 and December 2008 (the “BioSpecifics Agreement”). Under the BioSpecifics Agreement, we have exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ enzyme, which we refer to as XIAFLEX. Our licensed rights concern the development and commercialization of products, other than dermal formulations labeled for topical administration, and currently, our licensed rights cover the indications of Dupuytren’s, Peyronie’s and Frozen Shoulder syndrome. We may further expand our rights under the BioSpecifics Agreement, at our option, to cover other indications as they are developed by us or BioSpecifics.

The BioSpecifics Agreement extends, on a country-by-country and product-by-product basis, for the longer of any applicable patent life, the expiration of any regulatory exclusivity period or 12 years. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country by country basis, on an indication by indication basis, or on a product by product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by us, we will retain a non-exclusive license for these rights. See “Patents and Proprietary Rights” below for a discussion of the patents we license from BioSpecifics.

We are responsible, at our own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products except for costs paid to third parties to develop the lyophilization of the injection formulation which is shared equally by Auxilium and BioSpecifics.

BioSpecifics had the option, exercisable no later than six months after FDA approval of the first New Drug Application (“NDA”) or Biologics License Application (“BLA”) with respect to XIAFLEX, to assume the right and obligation to supply, or arrange for the supply from a third party other than a back-up supplier qualified by us, of a specified portion of our commercial product requirements for territories outside those licensed to Pfizer. On June 1, 2010, BioSpecifics notified us in writing that it waived its supply option.

We must pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage of net sales for products covered by the BioSpecifics Agreement. This royalty applies to net sales by us or our sublicensees, including Pfizer. In addition, we must pay BioSpecifics an amount equal to a specified mark-up of the cost of goods sold for products sold by us or our sublicensees, including Pfizer.

As a result of the December 2008 amendment to our license with BioSpecifics, which became effective when we executed the agreement with Pfizer, we have paid BioSpecifics 8.5% of the $90 million in upfront and regulatory milestone payments received from Pfizer. We will also owe BioSpecifics 8.5% of any future regulatory or commercial milestone payments received from Pfizer. With regard to any other sublicensee, we must pay BioSpecifics a specified percentage of sublicense income we receive from any other sublicensee, including upfront payments and milestone payments.

Finally, we have been and will be obligated to make contingent milestone payments upon the filing of regulatory applications and receipt of regulatory approval. As a result of the U.S. approval of XIAFLEX for Dupuytren’s on February 2, 2010, we paid BioSpecifics $1 million. In addition, the payments to BioSpecifics for its share of Pfizer milestone payments received by us included $1.3 million as its share of the $15 million milestone payment we received from Pfizer in February 2010 as a result of the acceptance of the MAA for XIAPEX for Dupuytren’s on January 21, 2010. Additional milestone obligations will be due upon acceptance of filings or approvals. Additionally, if we exercise an option to develop and license XIAFLEX for additional medical indications, an exercised indication fee will be due. Pursuant to the BioSpecifics Agreement, the exercised indication fee for each additional indication is $500,000, except for cellulite which is $1,000,000.

On February 15, 2011, we filed a complaint against BioSpecifics alleging that BioSpecifics has breached the BioSpecifics Agreement by its commencement of clinical trials for the use of injectable collagenase to treat canine lipomas without the prior knowledge and approval of the parties’ Joint Development Committee (“JDC”).

We are seeking preliminary and permanent injunctions ordering BioSpecifics to, among other things, (a) suspend its canine lipoma clinical trial known as Chien-803 and (b) refrain from initiating any new clinical trials related to collagenase until such time as any such trial has been reviewed and approved by the parties’ JDC pursuant to the terms of the BioSpecifics Agreement. In addition, we are seeking a declaratory judgment as to the rights and responsibilities of the JDC under the BioSpecifics Agreement. The suit was filed in the Court of Common Pleas, Chester County, Pennsylvania. The court ordered that the papers filed with the court were to be deemed under seal and not available to the public until further order.

Pfizer

In December 2008, we entered into a development, commercialization and supply agreement with Pfizer (the “Pfizer Agreement”). Under the Pfizer Agreement, we granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAPEX (EU tradename for XIAFLEX) for the treatment of Peyronie’s and Dupuytren’s in the 27 member countries of the EU as it existed as of the effective date of the Pfizer Agreement (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the U.K.), as well as Albania, Armenia, Azerbaijan, Belarus, Bosnia & Herzegovina, Croatia, Georgia, Iceland, Kazakhstan, Kirghiz Republic, Macedonia, Moldova, Montenegro, Norway, Serbia, Switzerland, Tajikistan, Turkey and Uzbekistan (the “Pfizer Territory”). Subject to each party’s termination rights, the term of the Agreement extends on a country-by-country and product-by-product basis from the date of the Agreement until the latest of (i) the date on which the product is no longer covered by a valid patent or patent application in such country, (ii) the 15th anniversary of the first commercial sale by Pfizer of XIAPEX in a given country after the receipt of required regulatory approvals and (iii) a generic entry or competitive product containing the same active ingredient with respect to XIAPEX in such country (the “Term”).

On December 16, 2010, Pfizer received a positive opinion from the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) recommending EU approval for XIAPEX (EU tradename for XIAFLEX) as treatment for Dupuytren’s contracture in adult patients with a palpable cord. Pfizer received marketing authorization by the European Commission on February 28, 2011 and expects XIAPEX to be available for use in some European markets later this year.

In addition to the $75 million upfront payment we received from Pfizer in December 2008 and the $15 million milestone payment we received in February 2010 for acceptance of the MAA in the EU, Pfizer may make up to an additional $395 million in potential payments to us upon the achievement of certain specified additional regulatory and commercial milestones for XIAFLEX (on an indication-by-indication basis or for the product as a whole, as the case may be). Of those milestone payments, a total of $60 million will be payable to us by Pfizer upon Pfizer’s achievement of first commercial sale of XIAPEX for Dupuytren’s within the major markets in Europe. Of this $60 million, $30 million will be payable upon first commercial sale in the first country, and a total of $30 million will be payable upon the respective first commercial sales in each of the remaining major markets. As a result of the December 2008 amendment to our license with BioSpecifics, which became effective when we executed the agreement with Pfizer, we owe BioSpecifics 8.5% of the upfront and milestone payments received from Pfizer.

Also, subject to the requirement to make certain specified minimum commercialization payments, Pfizer will make commercialization payments to us based on a percentage of the aggregate annual net sales of the Product in the Pfizer Territory on a quarterly basis.

Pfizer will obtain XIAPEX exclusively from us. We are primarily responsible for development activities prior to granting of product approval, and Pfizer is primarily responsible for development activities in the Pfizer Territory thereafter. We control product development at all times outside of the Pfizer Territory. Development costs will be borne by the party incurring such costs; provided, that the parties will share development costs associated with activities solely associated with obtaining product approval in the Pfizer Territory. However,

Pfizer may, on an indication-by-indication basis, recoup its fifty percent (50%) share of such pre-approval development costs by means of an off-set against the milestone payment due upon first commercial sale for such indication. Pfizer is responsible for preparation of regulatory materials necessary for obtaining and maintaining regulatory approvals in the Pfizer Territory, and Pfizer will be responsible for regulatory costs associated with product approval in the Pfizer Territory. Pfizer may also recoup up to $2.5 million with respect to such regulatory costs related to Dupuytren’s. Pfizer is solely responsible for commercializing XIAPEX in the Pfizer Territory during the term of the Pfizer Agreement and is solely responsible for costs associated with commercializing XIAPEX in the Pfizer Territory.

Either party may terminate the Pfizer Agreement as a result of the other party’s breach or bankruptcy. Pfizer may terminate the Pfizer Agreement at will; provided that, during a specified period, such termination right is subject to the occurrence of certain specified events relating to the product, product development and regulatory approval.

Testim

CPEX Pharmaceuticals

In May 2000, Bentley granted us an exclusive, worldwide, royalty-bearing license to make and sell products incorporating its patented transdermal gel formulation technology that contains testosterone (the “May 2000 License”). We produce Testim under the May 2000 License. The term of the May 2000 License is determined on a country by country basis and extends until the later of patent right expiration in a country or 10 years from the date of first commercial sale. In May 2001, Bentley granted us similar rights for a product containing another hormone, the term of which is perpetual. Under these agreements, we are required to make up-front and milestone payments upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval. In June 2008, CPEX was spun out of Bentley and is the assignee of certain Bentley assets, including the license agreements and patents we licensed under those agreements. On January 4, 2011, CPEX announced that it has entered into a definitive agreement with FCB I Holdings Inc. (“FCB”), a newly formed company which is controlled by Footstar Corporation, under which FCB, through a wholly-owned subsidiary, will acquire, subject to closing conditions, all of the outstanding common stock of CPEX. The rights and obligations under the license agreements described above will inure to CPEX’s acquirer and continue to be effective, as will our rights and obligations thereunder. See “Patents and Proprietary Rights” for a discussion of the patents we license from CPEX.

Ipsen

We entered into a license and distribution agreement with Ipsen in March 2004 (the “Ipsen Agreement”). Under the Ipsen Agreement, we granted Ipsen an exclusive license to use and sell Testim on a worldwide basis outside the U.S., Canada, Mexico, and Japan, and in January 2008, we amended that agreement to exclude, in addition, China, Poland, Russia, and South Korea and their territories and possessions (the “Ipsen Territory”). In November 2008, we agreed with Ipsen to terminate the Ipsen Agreement and transfer the marketing authorizations required to promote and sell Testim in the Ipsen Territory to Ferring. In the fourth quarter 2009 the last of the marketing authorizations for the 15 countries included in the Ipsen territory (Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the U.K.) was transferred to Ferring and the Ipsen Agreement has terminated.

Ferring

In November 2008, we entered into a distribution and license agreement with Ferring (the “Ferring Agreement”). Pursuant to the Ferring Agreement, we appointed Ferring as our exclusive distributor of Testim in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the U.K. (the “Ferring Territory”). We also granted Ferring an exclusive, royalty-

bearing license to import, market, sell and distribute Testim in the Ferring Territory. The exclusive appointment and license commenced on a country-by-country basis upon the transfer of the relevant marketing authorizations from Ipsen. Ferring is required to purchase all Testim supply from us and to make certain sales milestone and royalty payments. In addition, Ferring was required to make certain upfront and milestone payments to the Company related to the transfer of the marketing authorizations in each country within the Ferring Territory.

Paladin

We entered into a license and distribution agreement with Paladin in December 2006. We granted Paladin an exclusive license to use and sell Testim in Canada. The terms of this agreement require Paladin to purchase all Testim supply from us and to make up-front, milestone and royalty payments.

Manufacturing

We currently use, and expect to continue to depend on, contract manufacturers to manufacture Testim and handle certain aspects of the manufacture of XIAFLEX. We may depend on contract manufacturers to manufacture any products for which we receive marketing approval and to produce sufficient quantities of our product candidates for use in preclinical and clinical studies. We and our contract manufacturers are subject to an extensive governmental regulation process. Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices (“cGMP”). The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have established an internal quality control and quality assurance program, including a set of standard operating procedures and specifications, that we believe is cGMP-compliant.

Testim

DPT. Testim is manufactured for us by DPT Laboratories, Ltd. (“DPT”) pursuant to a manufacturing and supply agreement that expires on December 31, 2015, unless terminated earlier by either party. The manufacturing agreement automatically renews for 18-month periods unless either party gives written notice not to renew at least 18 months prior to the expiration of the initial term or any renewal term. During the term of the agreement, DPT is required to manufacture, and we are required to purchase, a specified percentage of our annual requirements for Testim.

The manufacturing agreement may be terminated by either us or DPT upon: (1) the failure of either party to comply with its obligations under the manufacturing agreement, if such failure is not remedied within sixty (60) days after written notice; or (2) notice by either party to the other upon the insolvency or bankruptcy of the other party. In addition, we may terminate the manufacturing agreement immediately upon written notice, if: (1) a failure to supply the required product continues for more than ninety (90) days after the delivery date; (2) an applicable regulatory authority refuses to grant, or withdraws, marketing approval; (3) we decide to discontinue the marketing of the product in the United States; or (4) DPT’s manufacturing license is revoked or suspended. In the event of termination under certain circumstances, we will be required to pay DPT for certain costs and accrued expenses.

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

We are and expect to continue to be the sole supplier of the active pharmaceutical ingredient for commercial supply of XIAFLEX.

Hollister-Stier. We use a contract manufacturer, Hollister-Stier Laboratories LLC (“Hollister-Stier”), to fill and lyophilize the XIAFLEX bulk drug substance that we manufacture and produce sterile diluent. In June 2008, we entered into a supply agreement with Hollister-Stier pursuant to which Hollister-Stier provides these services. The initial term of the supply agreement is three years, and it automatically renews for subsequent two year terms, unless terminated earlier.

Catalent. We use a contract packager, Catalent Pharma Solutions, LLC, to label and package XIAFLEX.

BioSpecifics. As described above, on June 1, 2010, BioSpecifics notified us in writing that it waived its supply option.

Dependence of Certain Customers

We sell our products to wholesale drug distributors, specialty pharmacies, specialty distributors and chain drug stores who generally sell products to retail pharmacies, hospitals and other institutional customers. We do not promote our products to these customers, and they do not determine product demand. However, over 90% of our product shipments during the period covered by this Report were to only three customers: AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. Our business would be harmed if any of these customers refused to distribute our products or refused to purchase our products on commercially favorable terms to us.

Competition

TRT Market Competition

The testosterone replacement therapy (“TRT”) market is highly competitive. Our success will depend, in part, on our ability to grow our prescription volume and protect our share of the market from the competition. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies.

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

AndroGel

The primary competition for Testim in the TRT market is Androgel® (testosterone gel) 1% CIII, marketed by Abbott Laboratories Inc. (“Abott”). In February 2010, Abbott Laboratories, Inc. completed an acquisition of Solvay Pharmaceuticals, Inc. (“Solvay”). Solvay launched AndroGel three years prior to Testim, giving the brand a significant advantage in the TRT gel market. Watson Pharmaceuticals, Inc. (“Watson”) began co-promoting AndroGel with Solvay in late 2006, and Par Pharmaceutical Companies, Inc. (“Par”) began co-promoting AndroGel in early 2007, each pursuant to patent lawsuit settlement agreements with Solvay. In January 2009, the U.S. Federal Trade Commission (“FTC”) and a number of private parties filed actions against Solvay, Watson and Par alleging that their respective 2006 patent lawsuit settlements related to AndroGel are unlawful. All actions were consolidated in the U.S. District Court for the Northern District of Georgia. In February 2010, the court dismissed the FTC’s claims and some of the private party claims. Certain private party claims remain pending. Abbott and its co-promotion partners collectively had more than 600 sales representatives detailing AndroGel. According to IMS, as of December 31, 2010, AndroGel accounted for 77.9% of the gel prescriptions.

Generic Competition

In July 2003, Watson and Par filed ANDAs with the FDA to be approved as generics for AndroGel. In response to these ANDAs, Solvay filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. In 2006, all the subject companies reached an agreement pursuant to which Watson and Par agreed not to bring a generic of Androgel to the market until August 2015. During this time frame, Abbott, Watson and Par will co-promote AndroGel. In June 2009, Perrigo Israel Pharmaceuticals, Inc. (“Perrigo”) filed an ANDA with a paragraph IV certification seeking the approval of a generic version of Androgel in the United States. The paragraph IV certification procedure challenges a U.S. patent relating to Androgel which runs through the next decade. In its letter to the company, Perrigo asserted that it did not infringe the AndroGel patent because its proposed testosterone gel product contains a different formulation than the formulation protected by the AndroGel patent. In contrast, the proposed testosterone gel products that were the subject of earlier ANDAs filed by other companies, and which were the subject of prior patent litigation brought by the company, purported to be identical to the AndroGel formulation. To date, we believe that Abbott has not initiated patent infringement litigation against Perrigo. The introduction of a generic version of Androgel would have an adverse impact on the branded gel market, including taking a significant portion of branded Androgel business. Although Testim has a BX rating, meaning that pharmacists are prohibited from substituting Testim with Androgel, or a generic version of Androgel, a less expensive generic testosterone gel product could still have a material adverse affect on Testim market share and/or Testim’s formulary status, and therefore could have a material negative impact on our financial condition and results of operations.

For a discussion of Upsher-Smith Laboratories, Inc.’s ANDA containing a paragraph IV certification with respect to Testim and the ensuing litigation we commenced, see “Risk Factors—Risks Related to Ongoing Litigation—Upshur-Smith Litigation” in Item 1A below.

Other pharmaceutical companies may develop generic versions of any non-biologic products that we commercialize that do not infringe our patents or other proprietary rights. Governmental and other cost containment pressures may result in physicians writing prescriptions for these generic products or allow physicians to substitute AB-rated generics.

Anticipated 2011 Approvals/Launches

In 2011, the market anticipates three new product launches: Axiron® (Eli Lilly and Company (“Lilly”)/Acrux), FortestaTM (Endo Pharmaceuticals Inc. (“Endo”)/Prostrakan), and AndroGel 1.62% (Abbott). All are transdermal deliveries of testosterone and all are expected to contain a similar boxed warning as existing transdermal gels.

Axiron (Lilly/Acrux), a transdermal 2% solution applied under the axilla, was approved by the FDA in November 2010. Patent expiration for Axiron is 2017, with additional patents pending through 2026. The anticipated launch according to Lilly officials is expected to be mid-2011, to allow for sufficient launch quantities to be available.

Fortesta (Endo/Prostrakan), a transdermal 2% gel applied to the inner and front of the thigh, was approved by the FDA in December 2010. Patent expiration for Fortesta is 2017. Post-marketing requirements include a hand-washing study to be completed and submitted to the FDA by April 2012. An additional trial, “Assessment of time to Eugonadal testosterone Range” is to be completed mid-2011. Fortesta is priced competitively within the TRT gel class and comes in a 60g canister (10mg/120 pumps).

Abbott (formerly Solvay) is awaiting FDA feedback on Androgel 1.62%, a high concentration gel. Abbott received an FDA Complete Response letter in March 2010 regarding Androgel 1.62% gel. In January 2011, Abbott stated they expected an FDA decision in 2011. Launch timing remains unclear.

Other Delivery Options

Testim also competes with other TRT products such as short-acting injectables, patches, orals, a buccal tablet and implantable pellets. The injectables have experienced significant growth in the market due to their low cost compared to the transdermal options. This growth coincides with the economic downturn that the U.S. experienced in 2009 and has continued through 2010. There are also a significant number of patients who prefer getting a shot every two to three weeks instead of utilizing a daily application of another product. Physicians perceive the disadvantage of the injectables as being the fact that many patients’ testosterone levels rise past the highest end of the normal range of 1000 ng/dl and then subsequently fall below 300 ng/dl, which leads to a wide fluctuation of testosterone levels and recurring symptoms in a patient along with the potential for side effects. Androderm®, the leading patch product, is marketed by Watson. Androderm’s patent expired December 11, 2010. Watson does not expect near-term generic entry. Watson currently has 245 sales representatives for Androderm. Watson submitted a Citizen’s Petition on November 23, 2010 on approval requirements for generic Androderm. Watson expects an FDA response to the Citizen’s Petition in late May 2011. The buccal therapy accounted for less than 1% of total TRT prescriptions in December 2009. Testopel® is an implantable testosterone pellet that is administered every four to six months.

Future Delivery Options

In addition to potential generic competition, several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. and the rest of the world. Based on publicly available information, we believe that these products are in the development phases noted below.

Phase III. In 2009, Endo acquired Indevus Pharmaceuticals, Inc. (“Indevus”), who had U.S. marketing rights for AveedTM (previously known as “Nebido” in the U.S.). Endo also acquired the U.S. marketing rights for Prostrakan’s Fortesta (also known as Fortigel, a 2% gel). In December 2009, Endo received a complete response letter from the FDA, asking for more information on rare but serious incidents of anaphylactic reactions and pulmonary oil microembolism among patients taking Aveed. The FDA also said in its complete response letter that Endo’s risk mitigation program for the drug was inadequate. The regulatory pathway for Aveed remains unclear at this time, however, Endo has publicly stated that they are committed to bringing this product to the market.

Watson has a second generation Androderm transdermal patch which is in Phase III development. The NDA was filed near year-end 2010 and the PDUFA date is expected in the second half 2011, with a launch date estimated for late 2011. This second generation Androderm is expected to be an improved formulation with a slight downward dose adjustment and an improved adhesive.

BioSante Pharmaceuticals/Teva Pharmaceutical Industries Ltd. are developing a testosterone gel (Bio-T-GelTM) for male hypogonadism and have previously announced that they expected to submit a NDA in 2010.

Phase II. Clarus Therapeutics, Inc. is developing an oral testosterone (Oritex) which is in phase II. NDA submission is expected in the first half 2013 with a potential launch in 2014/2015. Worldwide patent expires 2024 (U.S. patent not currently identified).

Abbott and originator Lipocine are developing LPCN-1021, an oral form of testosterone, formulated using Lipocine’s oral Lip’ral technology, as a potential androgen replacement therapy and for the potential treatment of male hypogonadism.

Other. Another potential introduction into the marketplace is an oral therapy called Androxal® from Repros Therapeutics, Inc. (“Repros”). This molecule is designed to restore normal testosterone production in males rather than externally replacing testosterone like the current alternatives. Androxal is an oral product in development and is expected to restore normal pituitary response in men resulting in normalization of testosterone and luteinizing hormone (“LH”) levels. A Phase IIb trial in men with secondary hypogonadism was expected to begin in January 2011 with expected completion of the trial by the end of 2011. Phase III trials could begin in 2012. Patent expiration is 2025. Expected launch of Androxal is 2015.

Compleo (Trimel BioPharma Inc.) has an intranasal delivery system. Compleo is a single daily application via nasal delivery (small amount of gel placed in each nasal cavity, usually absorbed between 8-10 minutes). The product is then absorbed by the patient quickly and delivered without the typical adverse side effects that are common with drugs delivered orally or topically. Compleo (Trimel) has completed Phase II trials and is finalizing the process with the FDA. Phase III is expected to begin first half of 2011.

Other new treatments are being sought for TRT, including a new class of drugs called Selective Androgen Receptor Modulators (“SARMs”), as well as enhanced hydroalcoholic gel formulation of hydrotestosterone. These products are in development and their future impact on the treatment of testosterone deficiency is unknown.

Competition for XIAFLEX for Dupuytren’s

Halozyme Therapeutics (“Halozyme”) is researching HTI-501, a human lysosomal proteinase that degrades collagen. According to Halozyme, HTI-501 may be useful in the treatment of both medical and aesthetic dermatologic conditions such as cellulite, Dupuytren’s contracture and Peyronie’s disease, and pre-clinical investigations are ongoing.

In March 2010, the Patient Protection and Affordable Care Act and the associated reconciliation bill became law. Among other provisions, the new law includes provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, we expect that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the U.S. Food and Drug Administration (FDA); however, any repeal or modification of the law may affect this biologics exclusivity. The new law also establishes an abbreviated licensure pathway for products that are biosimilar to or interchangeable with FDA-approved biological products, such as XIAFLEX. As a result, we could face competition from other pharmaceutical companies that develop biosimilar versions of our biological product XIAFLEX that do not infringe our patents or other proprietary rights. Similar legislation had already been adopted in the EU.

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

All of our products require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials to demonstrate safety and efficacy and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local, and foreign statutes and regulations also govern testing, manufacturing, labeling, distribution, storage and record-keeping related to such products and their promotion and marketing. The process of obtaining these approvals and maintaining compliance with federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, the current regulatory and political environment at FDA could lead to increased testing and data requirements which could impact regulatory timelines and costs.

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

On February 2, 2010, we received marketing approval for XIAFLEX for the treatment of Dupuytren’s in the U.S. in adult patients with a palpable cord. On December 16, 2010, Pfizer received a positive opinion from the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) recommending EU approval for XIAPEX as treatment for Dupuytren’s contracture in adult patients with a palpable cord. Pfizer received marketing authorization by the European Commission on February 28, 2011 and expects XIAPEX to be available for use in some European markets later this year.

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

Our partner Pfizer has filed a MAA for approval of XIAPEX for the treatment of Dupuytren’s in Europe under the centralized procedure. In January 2010 Pfizer was notified that the European scientific/technical review procedure for the MAA for XIAPEX for the treatment of Dupuytren’s contracture commenced. On December 16, 2010, Pfizer received a positive opinion from the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) recommending EU approval for XIAPEX as treatment for Dupuytren’s contracture in adult patients with a palpable cord. Pfizer received marketing authorization by the European Commission on February 28, 2011 and expects XIAPEX to be available for use in some European markets later this year.

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

False Claims. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit, cause the submission of, or conspire to file a false or fraudulent claims for payment to the government. Violations of the federal False Claims Act may result in penalties equal to three times the damages which the government sustained, an assessment, civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.

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

The Federal Physician Payment Sunshine Provisions were passed as part of the Healthcare Reform Law passed last year. The provisions require pharmaceutical manufacturers to report certain payments or transfer of value to a physician or teaching hospital to the federal government. This includes the cost of meals provided to a physician. It also includes fees and reimbursed expenses associated with contracted services such as speaker programs, advisory boards, and consulting and clinical trial services. The Federal Physician Payment Sunshine Provisions also require that companies report on drug samples distributed by the company. The first report is due on March 31, 2013. This report must summarize spending that took place in 2012. The statute requires the federal government to make reported information available to the public starting September 2013.

We are required to report pricing information to the Federal and state governments as part of our participation in programs such as the Medicaid Drug Rebate Program, Medicare Part B, and programs run by the Public Health Service, and the Department of Defense. If these reports are not filed in a timely and accurate fashion, we could be subjected to fines and liability under the False Claims Act.

Compliance Program

The healthcare laws and fraud and abuse laws applicable to our business are complex and subject to variable interpretations. We maintain certain compliance review, education and training and other programs to further our commitment to high standards of ethical and legal conduct and to minimize the likelihood that we would engage in conduct or enter into arrangements in violation of applicable authorities. For example, we have: (i) established a compliance team consisting of representatives from our Legal, Human Resources, Regulatory Affairs, Quality Assurance and Medical Affairs/Safety departments that meets regularly; (ii) established a compliance hotline that permits our employees to report anonymously any compliance issues that may arise; and (iii) instituted other safeguards intended to help prevent any violations of the applicable fraud and abuse laws and healthcare laws, and to remediate any situations that could give rise to violations. We also review our transactions and agreements, both past and present, to help assure they are compliant.

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

While we launched XIAFLEX for Dupuytren’s without product and procedure specific reimbursement codes, we have now received a XIAFLEX-specific J code effective beginning January 1, 2011. This J code, J0775, can be used by physicians to identify XIAFLEX when billing to Medicare, Medicaid and commercial health plans for reimbursement. Prior to the issuance of the XIAFLEX-specific J code, physicians had to use a miscellaneous J code for XIAFLEX. This meant that payor’s computer systems flagged claims for XIAFLEX reimbursement for manual adjudication, which may have resulted in 90 to 120 day payment cycles for the drug. We offered extended dating to physicians in order to minimize or eliminate the amount of time that they were out of pocket for XIAFLEX. The new XIAFLEX-specific J code will now result in electronic adjudication of claims.

Physicians have had, and will have to continue, to make decisions regarding how to get reimbursed for their services associated with the administration of XIAFLEX. Reimbursement has been happening and we believe that physicians will continue to be reimbursed for these procedures, but as with the product reimbursement, the time for payment has been and may continue to be initially slow and inconsistent. We have been working with the hand societies on possible procedure reimbursement strategies and we are pleased that the leadership of the American Society for Surgery of the Hands has recommended a CPT code for XIAFLEX and that issuance of a CPT code for XIAFLEX was discussed at the American Medical Association’s CPT Editorial Panel meeting in February 2011. We expect that a CPT code will be issued for XIAFLEX in 2012.

Our representatives are supplemented with field based reimbursement specialists and a reimbursement hotline available to assist physicians with reimbursement questions and issues. For patients who may have difficulty affording XIAFLEX, we established a patient assistance program and supporting a co-pay foundation. We believe these efforts around reimbursement issues will position us well for the successful launch of XIAFLEX for Dupuytren’s.

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

The scope of the intellectual property rights held by pharmaceutical firms involves complex legal, scientific and factual questions and consequently is generally uncertain. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a result, we do not know whether any of our current patent applications, or the products or product candidates we develop, acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because patent applications in the U.S. and some other jurisdictions are sometimes maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued and challenged, in a court of competent jurisdiction would be found valid or enforceable. An adverse outcome in any such proceeding, or a successful assertion of third-party rights could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

Although we believe our patents, owned or in-licensed, and our patent applications, if they issue as patents, will provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes and may not be able to obtain patents from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect our technology. In addition, any patents or patent rights we obtain may be circumvented, challenged or invalidated by our competitors.

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

Although we believe that our product candidates, production methods and other activities do not currently infringe the intellectual property rights of third parties, we cannot be certain that a third party will not challenge our position in the future. If a third party alleges that we are infringing its intellectual property rights, we may need to obtain a license from that third party, but there can be no assurance that any such license will be available on acceptable terms or at all. Any infringement claim that results in litigation could result in substantial cost to us and the diversion of management’s attention away from our core business and could also prevent us from marketing our products. To enforce patents issued to us or in-licensed or to determine the scope and validity of other parties’ proprietary rights, we may also become involved in litigation or in interference proceedings declared by the USPTO, which could result in substantial costs to us or an adverse decision as to the priority of our inventions. We may be involved in interference and/or opposition proceedings in the future. We believe there will continue to be litigation in our industry regarding patent and other intellectual property rights.

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

TESTIM.

We have licensed the underlying technology for Testim from CPEX. The patents and patent applications that we license from CPEX for Testim cover methods, compositions and formulations for administering drugs, such as testosterone, across the skin and mucus membranes. In the U.S., the ‘968 patent covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with therapeutic Equivalence Evaluations (commonly known as the “Orange Book”), published by the FDA. The ‘968 patent expires in January 2025. Six additional patents issued covering use of Testim in October 2009 and have been listed in the Orange Book. They expire in April 2023. CPEX also has filed continuation applications that are pending. In Canada, there are two patents covering Testim, one that expires in January 2010 and another that expires in April 2023. The patent issued by the European Patent Office covering Testim expires in April 2023. CPEX also has filed a patent application in Japan that is awaiting examination, and patent applications in several countries throughout the world are in various stages of prosecution. All of these patents and any patents that issue from the pending applications are included in the CPEX License. Testosterone, the active ingredient in Testim, does not have patent protection and is included in competing TRT products.

In October 2008, we and our licensor, CPEX, received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of ’968 Patent. The ’968 Patent, which Bentley assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in the Orange Book. The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith (the “Upsher-Smith Litigation”) which remains pending. Upsher-Smith has alleged that its proposed generic version of Testim would not infringe the ‘968 patent, and that the ‘968 patent is invalid. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months beginning on the date of receipt of the paragraph IV certification (April 2011) or resolution of the patent infringement lawsuit. Should Upsher-Smith receive a tentative approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor. The district court has issued a protective order prohibiting disclosure of confidential information relating to the litigation. There is, however, no longer any trial date currently scheduled. The lawsuit remains pending. Upsher-Smith will also not be able to lawfully launch a generic version of Testim in the U.S. without the necessary final approval from the FDA.

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

In October, 2010, the FDA issued a response to the Citizen Petition submitted on behalf of Abbott Laboratories regarding testosterone gel products. In its response, FDA stated that an application for a potential generic testosterone gel with a different penetration enhancer than the originator must be submitted as a 505(b)(2) New Drug Application (NDA) rather than an Abbreviated New Drug Application. FDA further stated that such an NDA would be treated as a separate application requiring independent patent certification and notification and would be clocked for regulatory purposes from the time it is provided, potentially resulting in a new 30-month stay.

XIAFLEX.

We licensed the collagenase enzyme in XIAFLEX, our product for the treatment of Dupuytren’s, and product candidate for the treatment of Peyronie’s and Frozen Shoulder syndrome, from BioSpecifics. In addition to the marketing exclusivity which comes with its orphan drug status in the U.S. as a treatment for Dupuytren’s and Peyronie’s, use of the enzyme underlying XIAFLEX is covered by two use patents in the U.S., one for the treatment of Dupuytren’s and one for the treatment of Peyronie’s. The Dupuytren’s patent expires in 2014, and the Peyronie’s patent expires in 2019. Both patents are limited to the use of the enzyme for the treatment of Dupuytren’s and Peyronie’s, respectively, within certain dose ranges. While we believe that trials in Peyronie’s will demonstrate that effective dosing will fall within the patented range, currently, there is not enough data to establish whether the ultimate approved product will be covered by the patents. On October 12, 2010, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,811,560 covering XIAFLEX with independent claims that recite a drug product, a process for producing the drug product, and pharmaceutical formulations comprising the drug product. As a result, we expect XIAFLEX to have patent protection through 2028.

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

On February 15, 2011, we filed a complaint against BioSpecifics alleging that BioSpecifics has breached the BioSpecifics Agreement by its commencement of clinical trials for the use of injectable collagenase to treat canine lipomas without the prior knowledge and approval of the parties’ JDC. We are seeking preliminary and permanent injunctions ordering BioSpecifics to, among other things, (a) suspend its canine lipoma clinical trial known as Chien-803 and (b) refrain from initiating any new clinical trials related to collagenase until such time as any such trial has been reviewed and approved by the parties’ JDC pursuant to the terms of the BioSpecifics Agreement. In addition, we are seeking a declaratory judgment as to the rights and responsibilities of the JDC under the BioSpecifics Agreement. The suit was filed in the Court of Common Pleas, Chester County, Pennsylvania. The court ordered that the papers filed with the court were to be deemed under seal and not available to the public until further order.

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

The FDA granted orphan drug status to XIAFLEX in the U.S. for each of the treatments of Dupuytren’s and Peyronie’s. The designations for the treatment of Dupuytren’s and Peyronie’s have been transferred to us. Orphan drug status means that, because XIAFLEX was the first product to receive FDA approval for the orphan indication of Dupuytren’s, another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to seven years in the U.S. With an approval date of February 2, 2010, the orphan status exclusivity period for XIAFLEX for Dupuytren’s would expire February 2, 2017.

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

Employees

We currently have approximately 565 employees. We believe that our relations with our employees are good, and we have no history of work stoppages. Generally, our employees are at-will employees. However, we have entered into employment agreements with certain of our executive officers.

Research and Development Spending

Over the last three fiscal years, we have spent approximately $153.9 million on company-sponsored research and development activities. We spent $54.5 million in 2008, $51.4 million in 2009 and $48.0 million in 2010. For additional discussion on these activities, see “Results of Operation” in Item 7 below.

Revenue from Customers in the U.S. and Outside the U.S.

The information under “Results of Operation – Years Ended December 31, 2010 and 2009 – Net Revenues” in Item 7 and under “Results of Operation – Years Ended December 31, 2009 and 2008 – Net Revenues” in Item 7 is incorporated herein by reference.

Financial Information

The information under Item 8 is incorporated herein by reference.

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

•

third-party coverage or reimbursement for our products and, in the case of XIAFLEX® (collagenase clostridium histolyticum) for the treatment of adult patients with Dupuytren’s contracture with a palpable cord (“Dupuytren’s”), the procedures performed by physicians while treating patients with XIAFLEX.

Even though we have received regulatory approval for Testim® for the treatment of hypogonadism and XIAFLEX for the treatment of adult Dupuytren’s patients with a palpable cord, and even if we receive regulatory approval and satisfy the above criteria for any of our product candidates, physicians may not prescribe, and patients may not accept, our products if we do not promote our products effectively. Factors that could affect our success in marketing our products include:

•	the adequacy and effectiveness of our sales force and that of any co-promotion partners or international partner’s sales force;

•	the adequacy and effectiveness of our production, distribution and marketing capabilities and those of our international partners;

•	the success of competing treatments or products, including generics; and

•	the availability and extent of reimbursement from third-party payors for our products and, in the case of XIAFLEX, the procedures performed by physicians while treating patients with XIAFLEX.

If any of our products or product candidates fails to achieve market acceptance, we may not be able to market and sell the products successfully, which would limit our ability to generate revenue and could harm our business.

Inventories produced during a launch period may not be needed and could result in additional charges for excess inventories.

Predicting demand during the launch of a new product can be very difficult. We must balance between ensuring adequate supply of product and the possibility that inventory produced will expire prior to being sold. With a wide variety of launch curves possible, we decided to ensure that we would not run out of stock during the XIAFLEX launch, even in the most aggressive of all launch scenarios. As a result we produced certain quantities of inventory of XIAFLEX prior to the approval of the product by the FDA which we believe will not be sold prior to expiring. This resulted in us recording charges of $3.9 million for XIAFLEX finished inventories that are expected to expire prior to sale in 2011. As we are still in the early stages of the launch it is possible that our inventory production and sales demand curves may not match and we could be required to record additional charges for additional excess inventories.

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

Since reimbursement approval for a product is required from third-party and government payors, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a basis similar or preferred to competitive products or at all. Once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved.

We may face additional challenges with regard to reimbursement which could affect our ability to successfully launch and commercialize XIAFLEX for Dupuytren’s, including:

•

unless and until a XIAFLEX-specific CPT (procedure) code is announced, the variability of reimbursement rates likely to be caused by the use of miscellaneous procedure codes may discourage physicians from providing XIAFLEX to certain or all patients depending on their insurance coverage;

•

payor and physician confusion surrounding appropriate procedure codes to bill for the administration and follow up procedure related to XIAFLEX until such time as XIAFLEX-specific drug codes are approved could result in slow claims processing times and/or insufficient reimbursement to physicians and discourage physician use;

•	physicians may have, or may believe they have, an economic incentive to perform Dupuytren’s surgery and therefore discourage XIAFLEX use;

•	continued downward pressure on reimbursement rates for services and for products administered incident to a physician’s service may discourage uptake or continued usage;

•

physicians may decide that managing specialty biologics such as XIAFLEX in their practices, including all of the requirement of the Risk Evaluation and Mitigation Strategy (“REMS”), is too complex and cumbersome for them to undertake or continue;

•	an increase in insurance plans that place more of a cost share liability onto patients may limit patients willingness to pay for XIAFLEX and thereby discourage uptake;

•	unforeseen changes in federal health care policy guidelines may negatively impact a physician practice’s willingness to provide novel treatments; and

•	inability, difficulty or delay in obtaining XIAFLEX-specific procedure billing codes resulting in underutilization.

Although a new XIAFLEX specific J Code (J0775) has been issued for reimbursement of the drug, availability of this J Code may not significantly or quickly increase sales of XIAFLEX. Until a procedure code is issued, physicians have had, and will have to continue, to make decisions regarding how to get reimbursed for their services associated with the administration of XIAFLEX. The time for payment has been and may continue to be initially slow and inconsistent. The American Society for Surgery of the Hands has recommended a CPT code for the services associated with the administration of XIAFLEX and that issuance of a CPT code was discussed at the American Medical Association’s CPT Editorial Panel meeting in February 2011. We expect that a CPT code will be issued for XIAFLEX, effective January 1, 2012. This CPT code, however, may not issue in line with our expected timing or at all and the amount of reimbursement may not meet the expectations of our customers; moreover, availability of a CPT code may not significantly or quickly increase sales of XIAFLEX. Failure of the existence of a XIAFLEX-specific J code to spur demand, delayed or no issuance of a CPT code for XIAFLEX, and failure of the existence of a CPT code for XIAFLEX to spur demand may have a material adverse effect on our business.

Our products and any of our product candidates, if approved, may face competition from lower cost generic or follow-on products and such generic competition could have a material adverse effect on our business.

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

The ANDA procedure includes provisions allowing generic manufacturers to challenge the effectiveness of the innovator’s patent protection long before the generic manufacturer actually commercializing their products through the paragraph IV certification procedure. In recent years, generic manufacturers have used paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue and to implicate drug products with even relatively small total revenues.

In October 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (“CPEX”), received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed an ANDA containing a paragraph IV certification seeking approval from the U.S. Food and Drug Administration (“FDA”) to market a generic version of Testim prior to the January 2025 expiration of CPEX’s U.S. Patent No. 7,320,968 (the “968 Patent”). The ‘968 Patent, which Bentley Pharmaceuticals, Inc. (“Bentley”) assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved

Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”), published by the FDA. The paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith (the “Upsher-Smith Litigation”) that remains pending. Upsher-Smith has alleged that its proposed generic version of Testim would not infringe the ‘968 patent, and that the ‘968 patent is invalid. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months from receipt of the paragraph IV certification (April 2011) or resolution of the patent infringement lawsuit. The district court has issued a protective order prohibiting disclosure of confidential information relating to the litigation. There is, however, no longer any trial date currently scheduled. The lawsuit remains pending. Should Upsher-Smith receive an approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor. In October 2009, six additional patents covering use of Testim were issued and have been listed in the Orange Book. These additional patents may provide us with further market protection.

Upsher-Smith will not be able to lawfully launch a generic version of Testim in the U.S. without the necessary approval from the FDA. In February 2009, the Company filed a Citizen’s Petition with the FDA requesting that Upsher-Smith be required to perform a variety of studies to demonstrate that the inactive ingredients and formulation of the proposed product do not compromise its safety or efficacy. An FDA response to the Company’s Citizen’s Petition was received in August 2009. The FDA agreed with some of the statements made in the Citizen’s Petition regarding the testing required for generic versions of Testim and disagreed with other statements. Although not commenting upon any filing in particular, the FDA did state that “the practical effect of this determination is that any application for a testosterone gel product that has different penetration enhancers than the reference listed drug cannot be submitted as an abbreviated new drug application (ANDA) and, instead, will have to be submitted as a NDA under section 505(b) of the [Federal Food, Drug, and Cosmetic Act].” Furthermore, in October, 2010, the FDA issued a response to the Citizen Petition submitted on behalf of Abbott Laboratories regarding testosterone gel products. In its response, FDA stated that an application for a potential generic testosterone gel with a different penetration enhancer than the originator must be submitted as a 505(b)(2) New Drug Application (NDA) rather than an Abbreviated New Drug Application. FDA further stated that such an NDA would be treated as a separate application requiring independent patent certification and notification and would be clocked for regulatory purposes from the time it is provided, potentially resulting in a new 30-month stay.

The 30-month stay under the Hatch-Waxman Act expires April 2011. Although it would seem unlikely based on the FDA’s public statements in its responses to the Citizens Petitions and Upsher-Smith’s public stance that its generic product has different penetration enhancers than Testim, the FDA could approve Upsher-Smith’s proposed generic product after the expiration of the 30-month stay. Even with FDA approval, the patent litigation is still pending between us and CPEX, on the one hand, and Upsher-Smith, on the other hand. Upsher-Smith may nevertheless choose to launch its generic product, if approved, at risk of infringing the ‘968 patent.

The Upsher-Smith Litigation could result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ‘968 Patent or that the ‘968 Patent is invalid and/or unenforceable. An adverse outcome in the Upsher-Smith Litigation or any such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ‘968 Patent in January 2025. Since Testim and XIAFLEX for Dupuytren’s are currently our only products, the introduction of a generic version to Testim or AndroGel could have a material adverse affect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue the commercial launch of XIAFLEX for Dupuytren’s and continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

Generally, the introduction of a generic version of Testim, Androgel or any other branded testosterone gel product could have an adverse impact on the branded gel market. Although Testim has a BX rating, meaning that pharmacists are prohibited from substituting Testim with Androgel or any other branded testosterone gel product, or a generic version of Androgel, a less expensive testosterone gel product could still have a material adverse affect on Testim market share and/or Testim’s formulary status, and therefore could have a material negative impact on our financial condition and results of operations.

In March 2010, the Patient Protection and Affordable Care Act and the associated reconciliation bill became law. The new law includes provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, we expect that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the U.S. Food and Drug Administration (FDA). The new law also establishes an abbreviated licensure pathway for products that are biosimilar to or interchangeable with FDA-approved biological products, such as XIAFLEX. As a result, we could face competition from other pharmaceutical companies that develop biosimilar versions of our biological product XIAFLEX that do not infringe our patents or other proprietary rights. Similar legislation had already been adopted in the EU.

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

The testosterone replacement therapy (“TRT”) market is highly competitive. Our success will depend, in part, on our ability to grow our prescription volume and protect our share of the market from the competition. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies.

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

The primary competition for Testim in the TRT market is Androgel (testosterone gel) 1% CIII, marketed by Abbott. According to IMS, as of December 31, 2010, AndroGel accounted for 77.9% of the gel prescriptions. Testim also competes with other TRT products such as short-acting injectables, patches, orals, a buccal tablet and implantable pellets. In addition, Abbott is awaiting a decision from FDA on approving its proposed new formulation, Androgel 1.62%. The introduction of a generic version of Androgel would have an adverse impact on the branded gel market, including taking a significant portion of branded Androgel business.

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

For a discussion of competition in the TRT market, see “Competition – TRT Market Competition” in Item 1 above.

If testosterone replacement therapies are perceived, or are found, to create health risks, our sales of Testim may decrease and our operations may be harmed.

Publications have, from time to time, suggested potential health risks associated with TRT. Potential health risks are described in various articles, including a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed are fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, increased cardiovascular disease risk and the suppression of sperm production. In April 2009, FDA informed the Company that it had become aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children to testosterone due to drug transfer (transference) from adult males using testosterone gel drug products. FDA considered this information to be “new safety information” and requested changes to the prescribing information for Testim, including a “boxed warning”, which is used to highlight warning information that is especially important to the prescriber. FDA also required a REMS that includes assessments and a Medication Guide to inform patients. It is possible that studies on the effects of TRT could demonstrate these or other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact Testim sales. These factors could adversely affect our business.

Over 90% of our product shipments are to only three customers; if any of these customers refuse to distribute our products on commercially favorable terms, or at all, our business will be adversely affected.

We sell our products to wholesale drug distributors, specialty pharmacies, specialty distributors and chain drug stores who generally sell products to retail pharmacies, hospitals and other institutional customers. We do not promote our products to these customers, and they do not determine product demand. However, over 90% of our product shipments during the period covered by this Report were to only three customers: AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. Our business would be harmed if any of these customers refused to distribute our products or refused to purchase our products on commercially favorable terms to us.

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

We may commercialize some of our products, and product candidates, if approved, internationally on our own or through collaborative relationships with foreign partners. Our foreign regulatory, clinical and commercial resources are limited, and so our ability to expand our business outside of the U.S. on our own is limited. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future collaborations with foreign partners may not be effective or profitable for us. Any international commercialization may carry risks that we do not foresee due to our limited international resources.

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

The manufacture of pharmaceutical and biologic products requires significant expertise and capital investment. Although we leased our facilities in Horsham in order to have direct control over the manufacturing of the active ingredient of XIAFLEX, for which we expect to be the sole supplier, we have limited experience in manufacturing XIAFLEX or any other pharmaceutical product. Biologics, such as XIAFLEX, require processing steps that are highly complex and more difficult than those required for most chemical pharmaceuticals. We may encounter difficulties with the manufacture of the active ingredient of XIAFLEX which could delay or disrupt our manufacture of XIAFLEX and development timelines, require write-offs which may affect our financial results, result in product recalls, or otherwise materially affect our results of operations. These problems with manufacturing may include:

•	our ability to develop, implement and improve our internal manufacturing capability;

•	difficulties with production and yields, including the viability of the working cell bank and cell growth at lower than expected levels, scale-up and achieving adequate capacity for such supply;

•	adequately aligning production and inventory with sales;

•	availability of raw materials and supplies;

•	contamination issues;

•	equipment failures;

•	issues with quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

Furthermore, our manufacturing operations expose us to a variety of significant risks, including:

•	product defects and potential product liability claims;

•	contamination of product or product loss;

•	environmental liabilities or claims resulting from our production process or contamination at our Horsham facilities;

•	sudden loss of inventory;

•	reduction of the commercialization payments owed by Pfizer under our agreement and Pfizer gaining the right to engage a third party manufacturer for XIAFLEX;

•	Pfizer termination of the license agreement for breach of contract; and

•	inability to manufacture products at a cost that is competitive with third party manufacturing operations.

If we are unable to maintain regulatory approval for XIAFLEX, we may not have an alternate use for our Horsham facilities but will be required to make payments under our lease.

We have entered into leases for our facilities in Horsham, the first of which expires on January 1, 2017. If we are unable to maintain regulatory approval for XIAFLEX for Dupuytren’s, we may not have an alternate use for the Horsham facilities but will be required to make payments under our leases. As of December 31, 2010, the total future minimum lease payments of these leases during their initial noncancellable terms are approximately $26 million.

Our Horsham facilities are subject to regulatory oversight, which may delay or disrupt our development and commercialization efforts for XIAFLEX.

We must ensure that all of the processes, methods, equipment and facilities employed in the manufacture of XIAFLEX at our Horsham facility are compliant with the current Good Manufacturing Practices (“cGMP”). The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance with cGMP requires record keeping and quality control to assure that the clinical and commercial product meets applicable specifications and other requirements. Some of our Horsham facilities were inspected by regulatory agencies after the filing for approval of XIAFLEX with regulatory authorities. If a subsequent inspection by regulatory authorities indicates that there are deficiencies including non-compliance with regulatory requirements, we could be required to take remedial actions, stop production or close our Horsham facilities, which would disrupt the manufacturing processes, limit the supplies of XIAFLEX and delay clinical trials and subsequent licensure. If we fail to comply with these requirements, we may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them.

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

Risks Related to Our Dependence on Third-Party Manufacturers, Service Providers, Testing Laboratories and Suppliers

Since we currently rely on third-party manufacturers, suppliers and packagers, we may be unable to control the availability or cost of manufacturing and packaging our products, which could adversely affect our results of operations.

We currently do not manufacture Testim or any of our product candidates, except for the active ingredient for XIAFLEX for which we are the sole source of supply. Hollister-Stier Laboratories LLC (“Hollister-Stier”) fills and lyophilizes the XIAFLEX bulk drug substance that we manufacture and produces sterile diluent. Testim is manufactured for us by DPT Laboratories, LTD. (“DPT”), under a contract that expires on December 31, 2015. We have qualified a back-up supplier to manufacture Testim. We also rely on third parties for certain packaging services for our products.

The manufacture of pharmaceutical products requires significant expertise and capital investment. Hollister-Stier, DPT, our back-up supplier for Testim, or any other third-party manufacturer or packager may encounter difficulties in production. These problems may include:

•	difficulties with production costs and yields;

•	availability of raw materials and supplies;

•	issues with quality control and assurance;

•	damage to, or complete loss of, raw materials, supplies or finished product;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

Hollister-Stier, DPT, or any of our other third-party manufacturers and packagers may not perform as agreed. Likewise, we may not perform as agreed under our contracts with these manufacturers and packagers. In either event, the applicable manufacturer or packager or us, as the case may be, may terminate the applicable agreement, which would adversely impact our ability to produce and sell our products or produce our product candidates for use in clinical trials. Also, any of our third-party manufacturers and packagers could become insolvent or cease operations. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of our products or any of our product candidates on acceptable terms, if at all, which would materially impair our business.

Any of these factors could increase our costs and result in our being unable to effectively commercialize or develop our products. Furthermore, if any third-party manufacturer fails to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, we may be unable to meet the demand for our products and we may lose potential revenues.

Because we will depend on third parties to conduct certain laboratory tests, clinical trials and other critical services, we have limited control and may encounter delays in our efforts to develop product candidates.

We commonly rely on third parties to conduct laboratory tests, clinical trials and other critical services for us. If we are unable to obtain these services on acceptable terms, we may be unable to complete our product development efforts in a timely manner. Also, to the extent we will rely on third parties for laboratory tests and clinical trials, we will have limited control over these activities and may be unable to manage them appropriately. These third parties may not complete the tests or trials on our schedule, and the tests or trials may be methodologically flawed, may not comply with applicable laws or may be otherwise defective. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult. Additionally, it may be difficult or impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

We distribute XIAFLEX through a small managed network of third party specialty distributors, specialty pharmacies and a third party logistics supplier that generally sell, distribute or provide XIAFLEX to hospitals or physicians. In addition, we rely on a single third party as a contact center service for approved customers. All of our XIAFLEX shipments are through these distributors. Our business would be harmed if any of these distributors refused to distribute XIAFLEX or refused to purchase XIAFLEX on commercially favorable terms to us. It is possible that distribution partners could decide to change their policies or fees, or both, in the future. This could result in their refusal to distribute smaller volume products, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing products. Such alternative methods may not exist or may not be economically viable. In addition, we are subject to a number of risks associated with our dependence on third parties for distribution of XIAFLEX which could adversely affect sales of XIAFLEX and our business, including:

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

Risks Related to Collaborators

We are dependent upon our licensing relationship with BioSpecifics for the exclusive worldwide rights to develop, market and sell XIAFLEX.

We have obtained exclusive worldwide rights from BioSpecifics to develop, market and sell products, other than dermal formulations labeled for topical administration, that contain BioSpecifics’ enzyme, which we refer to as XIAFLEX, for the treatment of Dupuytren’s, Peyronie’s and Frozen Shoulder syndrome. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country by country basis, on an indication by indication basis, or on a product by product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by BioSpecifics, we may not be able to execute our strategy to commercialize XIAFLEX for Dupuytren’s or to develop and commercialize XIAFLEX for the treatment of Peyronie’s or Frozen Shoulder syndrome or future product candidates utilizing BioSpecifics’ enzyme. If this agreement is properly terminated by us, we will retain a non-exclusive license for these rights.

On February 15, 2011, we filed a complaint against BioSpecifics alleging that BioSpecifics has breached the BioSpecifics Agreement by its commencement of clinical trials for the use of injectable collagenase to treat canine lipomas without the prior knowledge and approval of the parties’ Joint Development Committee (“JDC”). We are seeking preliminary and permanent injunctions ordering BioSpecifics to, among other things, (a) suspend its canine lipoma clinical trial known as Chien-803 and (b) refrain from initiating any new clinical trials related to collagenase until such time as any such trial has been reviewed and approved by the parties’ JDC pursuant to the terms of the BioSpecifics Agreement. In addition, we are seeking a declaratory judgment as to the rights and responsibilities of the JDC under the BioSpecifics Agreement. The suit was filed in the Court of Common Pleas, Chester County, Pennsylvania. The court ordered that the papers filed with the court were to be deemed under seal and not available to the public until further order.

We are dependent upon our collaborative relationship with Pfizer to further develop and commercialize XIAPEX. There may be circumstances that delay or prevent Pfizer’s ability to develop and commercialize XIAPEX.

In December 2008, we entered into a development, commercialization and supply agreement with Pfizer (the “Pfizer Agreement”) wherein we granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAPEX® (EU tradename for XIAFLEX) for the treatment of Peyronie’s and Dupuytren’s in Europe and certain other Eurasian countries (the “Pfizer Territory”). Under our agreement Pfizer is solely responsible for regulatory approval, and commercialization, of XIAPEX in the Pfizer Territory, so we are entirely dependent on Pfizer for the successful completion of those activities.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Pfizer, including:

•	adverse decisions by Pfizer regarding the amount and timing of resource expenditures for the development and commercialization of XIAPEX;

•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy;

•	lack of alignment between specifications for product that we have agreed to provide to Pfizer and specifications that have or might be approved by regulatory authorities;

•	the right of Pfizer to terminate its collaboration agreement with us on limited notice upon the occurrence of certain defined events;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	withdrawal of support by Pfizer following change of Pfizer corporate strategy or due to competing priorities;

•	changes in key management personnel at Pfizer that are members of the collaboration’s various operating committees; and

•	possible disagreements with Pfizer regarding the collaboration agreement or ownership of proprietary rights.

Due to these factors and other possible disagreements with Pfizer, we may be delayed or prevented from further developing, manufacturing or commercializing XIAPEX in the Pfizer Territory, or we may become involved in litigation or arbitration, which would be time consuming and expensive.

The term of the Pfizer Agreement extends, on a country by country basis, until the latest of (i) the date in which XIAPEX is no longer covered by a valid patent claim in such country, (ii) the 15th anniversary of the first commercial sale by Pfizer of XIAPEX in a given country and (iii) entry of a generic with respect to XIAPEX in such country. Pfizer can terminate upon the occurrence of certain defined events. If Pfizer were to unilaterally terminate, we would need to undertake development and marketing activities for XIAPEX in the Pfizer Territory solely at our own expense and/or seek another partner for some or all of these activities in the Pfizer Territory. If we pursued these activities in the Pfizer Territory on our own, it would significantly increase our capital and infrastructure requirements, and might limit the indications we are able to pursue and could prevent us from effectively developing and commercializing XIAPEX. If we sought to find another pharmaceutical company partner for some or all of these activities, we may not be successful in such efforts, or they may result in a collaboration that has us expending greater funds and efforts than our current relationship with Pfizer.

In general, we cannot control the amount and timing of resources that Pfizer may devote to our collaboration. If Pfizer fails to assist in the further development or the commercialization of XIAPEX, or if Pfizer’s efforts are not effective, our business may be negatively affected. We are relying on Pfizer to obtain regulatory approvals for and successfully commercialize XIAPEX in the Pfizer Territory. Our collaboration with Pfizer may not be successful. If Pfizer ceases developing and commercializing XIAPEX, we would have to seek additional sources for funding and may have to delay, reduce or eliminate one or more of our commercialization and development programs for XIAPEX or our other product candidates. If we and Pfizer cannot agree on the development plan for XIAPEX, development and commercialization progress could be significantly delayed or halted.

We are dependent on the efforts of Pfizer to market and promote XIAPEX.

Under the Pfizer Agreement, Pfizer will exclusively promote XIAPEX in the Pfizer Territory, and we have only a limited ability to direct Pfizer in its commercialization of XIAPEX in the Pfizer Territory. We are thus solely dependent on Pfizer to successfully promote XIAPEX to physicians and customers in the Pfizer Territory. If Pfizer fails to adequately market and promote XIAPEX in the Pfizer Territory, we may be unable to obtain any remedy against Pfizer and sales of XIAPEX may be harmed, which would negatively impact our business, results of operations, cash flows and liquidity due to reduced milestone and royalty payments under the Pfizer Agreement.

If Pfizer’s business strategy changes, it may adversely affect our collaborative relationship.

Any decision by Pfizer to either reduce or eliminate its participation in the Dupuytren’s or Peyronie’s indications, to emphasize other competitive agents currently in its portfolio at the expense of XIAPEX, or to add additional competitive agents to its portfolio, could reduce its financial incentive to continue to develop, seek regulatory approval for, or commercialize XIAPEX. Such a change in Pfizer’s business strategy may adversely affect activities under its agreement with us, which could cause significant delays and funding shortfalls impacting the activities under the collaboration and seriously harming our business.

We are dependent on the funding by Pfizer for the development of XIAPEX.

The financial returns to us, if any, under our collaboration agreement with Pfizer depend in large part on the achievement of development and commercialization milestones, and royalties from sales in the Pfizer Territory. Therefore, our success in the Pfizer Territory, and any associated financial returns to us and our investors, will depend in part on the performance of Pfizer under the agreement. If Pfizer fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of XIAPEX in the Pfizer Territory would be delayed or may not occur and our business and prospects could be materially and adversely affected.

Subject to certain limitations set forth in the Pfizer Agreement, Pfizer may terminate on limited notice to us upon the occurrence of certain defined events. If Pfizer terminates, we may be unable to fund the development costs of XIAPEX and other product candidates on our own and may be unable to find a new collaborator, which could have a material adverse effect on our business.

We do not control the actions of our collaborators, and breaches of our agreements by any of them could affect our business, our regulatory approvals or our reputation.

We have agreements in place with our collaborators, including Pfizer and BioSpecifics, and we expect that any future collaborators would similarly be engaged under contract. Nevertheless, for reasons that we may not have an ability to foresee or control, any of our collaborators may breach their respective agreements. Depending on its nature, a breach could affect our regulatory approvals for our products and could affect our reputation if the consequences of a breach are imputed to us. We may need to engage in costly litigation to enforce our rights, and we may not prevail in such litigation. A breach by one of our collaborators may lead to termination of the applicable agreement, which, in the case of a license agreement, may affect the scope of our license, such as modifying an exclusive license to a non-exclusive license. Any such breach and its consequences could have a material adverse effect on our business and financial condition.

We may not be able to license XIAFLEX for development and commercialization in the rest of the world on commercially reasonable terms or at all.

Reaching agreement or agreements with one or multiple partners for development and commercialization of XIAFLEX in areas of the world outside the U.S. and the Pfizer Territory is uncertain. We may not be able to timely find interested or suitable partners for such collaboration, and any such collaboration may not be as profitable as planned or profitable at all. If we are unable to license XIAFLEX for development and commercialization in areas of the world outside the U.S. and the Pfizer Territory on commercially reasonable terms of at all, it could have an adverse effect on our ability to commercialize XIAFLEX worldwide and on our financial condition.

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

The process of developing product candidates involves a high degree of risk and may take several years. Product candidates may fail to reach the market for several reasons, including:

•	clinical trials may show our product candidates to be ineffective or not as effective as anticipated or to have harmful side effects or any unforeseen result;

•	our inability to enroll patients in clinical trials within the expected timeframes;

•	our inability to obtain authorization from FDA or other regulatory authority to initiate clinical trials within the expected timeframes;

•	product candidates may fail to receive regulatory approvals required to bring the products to market;

•	adverse events arising out of investigator initiated trials over which we do not exercise control;

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

Clinical trials that we may conduct, or that may be conducted by our partners, may not begin on time or may need to be restructured or temporarily suspended after they have begun. Clinical trials can be delayed or may need to be restructured for a variety of reasons, including delays or restructuring related to:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	obtaining an investigational new drug exemption (“IND”), or other regulatory approval to commence a clinical trial;

•	timing of responses required from regulatory authorities;

•	negotiating acceptable clinical trial agreement terms with prospective investigators or trial sites;

•	obtaining institutional review board, or equivalent, approval to conduct a clinical trial at a prospective site;

•	recruiting subjects to participate in a clinical trial;

•	competition in recruiting clinical investigators;

•	shortage or lack of availability of clinical trial supplies from external and internal sources;

•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

•	failure to validate a patient-reported outcome questionnaire;

•	the placement of a clinical hold on a study;

•	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion;

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial; and

•	manufacturing and/or distribution issues associated with clinical supplies.

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

We have two projects currently in clinical development, specifically XIAFLEX for the treatment of Peyronie’s (for which enrollment of a phase III trial has commenced) and Frozen Shoulder syndrome. Completion of clinical trials for each product candidate will be required before commercialization. If we experience delays in, or termination of, clinical trials, or fail to enroll patients in clinical trials in a timely manner, or if the cost or timing of the regulatory approval process increases, our financial results and the commercial prospects for our product candidates will be adversely impacted. In addition, our product development costs would increase and our ability to generate additional revenue from new products could be impaired.

Adverse events or lack of efficacy in our clinical trials may force us to stop development of our product candidates, prevent regulatory approval of our product candidates, or impact our existing products which could materially harm our business.

Patients participating in the clinical trials of our product candidates or in the clinical trials of our partners may experience serious adverse health events. A serious adverse health event includes death, a life-threatening condition, hospitalization, disability, congenital anomaly, or a condition requiring intervention to prevent permanent impairment or damage. The occurrence of any of these events could interrupt, delay, suspend or halt clinical trials of our product candidates and could result in the FDA, or other regulatory authorities, denying approval of our product candidates for any or all targeted indications. Also, the occurrence of any of these events could impact our existing products. An institutional review board or independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. Our product candidates may prove not to be safe for human use. Any delay in the regulatory approval of our product candidates could increase our product development costs and allow our competitors additional time to develop or market competing products. If our product candidates do not receive the necessary regulatory approval, we will be reliant on sales of our currently approved products as our sole sources of revenue.

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

Any delay in, or failure to receive, approval for any of our product candidates or the failure to maintain regulatory approval for our products could prevent us from growing our revenues or achieving profitability

Risks Related to Business Development

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

Since our inception, we have acquired the underlying technology for our products and product candidates through in-licensing arrangements. The underlying technology for Testim was licensed from CPEX. XIAFLEX for Dupuytren’s, Peyronie’s and Frozen Shoulder syndrome, was licensed from BioSpecifics. The transmucosal film technology underlying AA4010 and the pain product candidates was licensed from PharmaForm. One of our strategies for business expansion is the acquisition of additional products and product candidates. We may attempt to acquire these product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. If we undertake an acquisition, the process of integrating any newly acquired business, technology, service or product into our existing operations could be expensive and time consuming and may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials or not reaching its forecasted commercial potential. We may fund any future acquisition by issuing equity or debt securities, which could dilute your ownership percentage or limit our financial or operating flexibility as a result of restrictive covenants related to new debt. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed. If we are unable to acquire and successfully integrate product candidates through in-licensing or the acquisition of businesses, services or products, we may remain reliant solely on sales of our currently approved products for revenue. In pursuing our acquisition strategy, we may expend significant management time, consulting costs and legal expenses without consummating a transaction.

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

On May 7, 2009, FDA announced that it was requiring the manufacturers of two prescription topical testosterone gels, Solvay S.A. (since acquired by Abbott) and Auxilium, to make changes to the prescribing information and develop REMS for the products. FDA stated that it was requiring this action after it became aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children to testosterone due to drug transfer from adult males using testosterone gel drug products (“transference”). FDA considered this information to be “new safety information.” We believe that all topical testosterone gels have a potential for transference. Testim’s prescribing information has described the risk and procedures for avoidance of transference since the product was launched in 2003. The changes to the prescribing information for Testim include a “boxed warning”, which is used to highlight warning information that is especially important to the prescriber. The goal of the REMS is to inform patients about the serious risk of transference or secondary exposure associated with the use of Testim and AndroGel. The REMS includes assessments and a Medication Guide to inform patients. The revised prescribing information and REMS for Testim was approved in September 2009.

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

On December 16, 2010, our EU partner, Pfizer, received a positive opinion from the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) recommending European Union (EU) approval for XIAPEX as treatment for Dupuytren’s contracture in adult patients with a palpable cord. Pfizer received marketing authorization by the European Commission on February 28, 2011 and expects XIAPEX to be available for use in some European markets later this year. Marketing authorizations are, however, subject to periodic reviews which, if negative, could affect Pfizer’s ability to commercialize the product in the EU.

Further regulatory filings were filed by our partner Ferring in 2010 in order to gain additional marketing approvals for Testim in the EU. The filings will be made via the Mutual Recognition procedure. If major objections are raised and upheld during the review procedure, in addition to preventing approval in the new countries, this could also negatively impact the approvals in the existing countries and could thereby impact Ferring’s ability to commercialize the product.

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

Our business and competitive positions are dependent upon our ability to obtain and protect our proprietary position for our products and our product candidates in the U.S., Europe and elsewhere. Because of the substantial length of time and expense associated with development of new products, we, along with the rest of the biopharmaceutical industry, place considerable importance on obtaining and maintaining patent protection for new technologies, products and processes. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our and our licensors’ patents and patent applications may not protect our technologies and products because, among other things:

•	there is no guarantee that any of our or our licensors’ pending patent applications will result in issued patents;

•	we may develop additional proprietary technologies that are not patentable;

•	there is no guarantee that any patents issued to us, our collaborators or our licensors will provide us with any competitive advantage or cover our product candidates;

•	there is no guarantee that any patents issued to us or our collaborators or our licensors will not be challenged, interfered with, circumvented or invalidated by third parties; and

•	there is no guarantee that any patents previously issued to others or issued in the future will not have an adverse effect on our ability to do business.

We attempt to protect our intellectual property position by filing or obtaining licenses to patents and patent applications and, where appropriate, patents and patent applications in other countries related to our proprietary technology, inventions and improvements that are important to the development of our business.

Testosterone, the active ingredient in Testim, is off-patent and is included in competing TRT products. In the U.S., the ‘968 patent covers a method for maintaining blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in the Orange Book. The ‘968 patent expires in January 2025. Six additional patents issued covering use of Testim in October 2009 and have been listed in the Orange Book. They expire in April 2023. CPEX also has filed continuation applications that are pending.

In October 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (“CPEX”), received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed an ANDA containing a paragraph IV certification seeking approval from the U.S. Food and Drug Administration (“FDA”) to market a generic version of Testim prior to the January 2025 expiration of CPEX’s U.S. Patent No. 7,320,968 (the “968 Patent”). The ‘968 Patent, which Bentley Pharmaceuticals, Inc. (“Bentley”) assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”), published by the FDA. The paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith (the “Upsher-Smith Litigation”) that remains pending. Upsher-Smith has alleged that its proposed generic version of Testim would not infringe the ‘968 patent, and that the ‘968 patent is invalid. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months from receipt of the paragraph IV certification (April 2011) or resolution of the patent infringement lawsuit. The district court has issued a protective order prohibiting disclosure of confidential information relating to the litigation. There is, however, no longer any trial date currently scheduled. The lawsuit remains pending. Should Upsher-Smith receive an approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor. In October 2009, six additional patents covering use of Testim were issued and have been listed in the Orange Book. These additional patents may provide us with further market protection.

Upsher-Smith will not be able to lawfully launch a generic version of Testim in the U.S. without the necessary approval from the FDA. In February 2009, the Company filed a Citizen’s Petition with the FDA requesting that Upsher-Smith be required to perform a variety of studies to demonstrate that the inactive ingredients and formulation of the proposed product do not compromise its safety or efficacy. An FDA response to the Company’s Citizen’s Petition was received in August 2009. The FDA agreed with some of the statements made in the Citizen’s Petition regarding the testing required for generic versions of Testim and disagreed with other statements. Although not commenting upon any filing in particular, the FDA did state that “the practical effect of this determination is that any application for a testosterone gel product that has different penetration enhancers than the reference listed drug cannot be submitted as an abbreviated new drug application (ANDA) and, instead, will have to be submitted as a NDA under section 505(b) of the [Federal Food, Drug, and Cosmetic Act].” Furthermore, in October, 2010, the FDA issued a response to the Citizen Petition submitted on behalf of Abbott Laboratories regarding testosterone gel products. In its response, FDA stated that an application for a potential generic testosterone gel with a different penetration enhancer than the originator must be submitted as a 505(b)(2) New Drug Application (NDA) rather than an Abbreviated New Drug Application. FDA further stated that such an NDA would be treated as a separate application requiring independent patent certification and notification and would be clocked for regulatory purposes from the time it is provided, potentially resulting in a new 30-month stay.

The 30-month stay under the Hatch-Waxman Act expires April 2011. Although it would seem unlikely based on the FDA’s public statements in its responses to the Citizens Petitions and Upsher-Smith’s public stance that its generic product has different penetration enhancers than Testim, the FDA could approve Upsher-Smith’s proposed generic product after the expiration of the 30-month stay. Even with FDA approval, the patent litigation is still pending between us and CPEX, on the one hand, and Upsher-Smith, on the other hand. Upsher-Smith may nevertheless choose to launch its generic product, if approved, at risk of infringing the ‘968 patent.

The Upsher-Smith Litigation could result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ‘968 Patent or that the ‘968 Patent is invalid and/or unenforceable. An adverse outcome in the Upsher-Smith Litigation or any such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ‘968 Patent in January 2025. Since Testim and XIAFLEX for Dupuytren’s are currently our only products, the introduction of a generic version to Testim or AndroGel could have a material adverse affect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue the commercial launch of XIAFLEX for Dupuytren’s and continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

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

We intend to seek patent protection when appropriate for any products or product candidates we acquire in the future. However, any patent applications for future products may not issue as patents, and any patents issued on such products may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued on products we may acquire in the future may not be sufficiently broad to prevent third parties from commercializing competing products. If we fail to obtain adequate patent protection for our products, our ability to compete could be impaired.

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

If we breach any of the agreements under which we license development or commercialization rights to products or technology from others, we could lose license rights that are critical to our business.

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

We have also obtained exclusive worldwide rights from BioSpecifics to develop, market and sell products, other than dermal formulations labeled for topical administration, that contain BioSpecifics’ enzyme, which we refer to as XIAFLEX, for the treatment of Dupuytren’s, Peyronie’s and Frozen Shoulder syndrome. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country by country basis, on an indication by indication basis, or on a product by product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by BioSpecifics, we may not be able to execute our strategy to commercialize XIAFLEX for Dupuytren’s or to develop and commercialize XIAFLEX for the treatment of Peyronie’s or Frozen Shoulder syndrome or future product candidates utilizing BioSpecifics’ enzyme. If this agreement is properly terminated by us, we will retain a non-exclusive license for these rights.

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

Disputes may arise with respect to our licensing agreements regarding manufacturing, development and commercialization of any products relating to our in-licensed intellectual property. These disputes could lead to delays in or termination of the development, manufacture and commercialization of our products or our product candidates or to litigation and could have a material adverse effect on our business.

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

We may become involved in disputes with Pfizer, BioSpecifics or potential future collaborators over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business.

Inventions discovered under research, material transfer or other such collaborative agreements, including our collaboration agreement with Pfizer and our license agreement with BioSpecifics, may become jointly owned by us and the other party to such agreements in some cases, and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming, and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and scientific advisors may have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

We may have to engage in costly litigation to enforce or protect our proprietary technology or to defend challenges to our proprietary technology by our competitors or collaborators, which may harm our business, results of operations, financial condition and cash flow.

The pharmaceutical field is characterized by a large number of patent filings involving complex legal and factual questions, and, therefore, we cannot predict with certainty whether our licensed patents will be enforceable. Competitors or collaborators may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes that compete with or are similar to ours. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Litigation may be necessary to protect our proprietary rights, and we cannot be certain that we will have the required resources to pursue litigation or otherwise to protect our proprietary rights.

Competitors or collaborators may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming. In any such proceeding, a court may decide that a patent of ours or one that we have licensed is not valid or is unenforceable, may narrowly interpret our patent claims or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. In particular, if a competitor were to file a paragraph IV certification under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, in connection with that competitor’s submission to the FDA of an ANDA for approval of a generic version of any of our products for which we believed we held a valid patent, then we could initiate a lawsuit against such competitor claiming patent infringement and defending the relevant patent’s validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA for a generic version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA within 45 days of receiving the paragraph IV certification. If a court found that one of our patents was invalid or not infringed, then the FDA would be permitted to approve the competitor’s ANDA resulting in a competitive generic product. In the event that the FDA did not grant the 30 month stay, FDA would be permitted to approve the competitor’s ANDA; however, we could engage in legal proceedings, such as an injunction, to attempt to preclude the generic competitor from entering the market during the pendency of the patent litigation, but we may not prevail in which event the competitor could enter the market, despite the ongoing patent litigation.

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

Risks Related to Ongoing Litigation

Upsher-Smith Litigation

An adverse outcome in the Upsher-Smith Litigation or any similar legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ‘968 Patent in January 2025.

In October 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (“CPEX”), received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed an ANDA containing a paragraph IV certification seeking approval from the U.S. Food and Drug Administration (“FDA”) to market a generic version of Testim prior to the January 2025 expiration of CPEX’s U.S. Patent No. 7,320,968 (the “968 Patent”). The ‘968 Patent, which Bentley Pharmaceuticals, Inc. (“Bentley”) assigned to CPEX in June 2008, covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”), published by the FDA. The paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith (the “Upsher-Smith Litigation”) that remains pending. Upsher-Smith has alleged that its proposed generic version of Testim would not infringe the ‘968 patent, and that the ‘968 patent is invalid. Under the Hatch-Waxman Act, final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months from receipt of the paragraph IV certification (April 2011) or resolution of the patent infringement lawsuit. The district court has issued a protective order prohibiting disclosure of confidential information relating to the litigation. There is, however, no longer any trial date currently scheduled. The lawsuit remains pending. Should Upsher-Smith receive an approval of its generic version of Testim from the FDA, it cannot lawfully launch its generic version of Testim in the U.S. before the earlier of the expiration of the currently pending 30-month stay or a district court decision in its favor. In October 2009, six additional patents covering use of Testim were issued and have been listed in the Orange Book. These additional patents may provide us with further market protection.

Upsher-Smith will not be able to lawfully launch a generic version of Testim in the U.S. without the necessary approval from the FDA. In February 2009, the Company filed a Citizen’s Petition with the FDA requesting that Upsher-Smith be required to perform a variety of studies to demonstrate that the inactive ingredients and formulation of the proposed product do not compromise its safety or efficacy. An FDA response to the Company’s Citizen’s Petition was received in August 2009. The FDA agreed with some of the statements made in the Citizen’s Petition regarding the testing required for generic versions of Testim and disagreed with other statements. Although not commenting upon any filing in particular, the FDA did state that “the practical effect of this determination is that any application for a testosterone gel product that has different penetration enhancers than the reference listed drug cannot be submitted as an abbreviated new drug application (ANDA) and, instead, will have to be submitted as a NDA under section 505(b) of the [Federal Food, Drug, and Cosmetic Act].” Furthermore, in October, 2010, the FDA issued a response to the Citizen Petition submitted on behalf of Abbott Laboratories regarding testosterone gel products. In its response, FDA stated that an application for a potential generic testosterone gel with a different penetration enhancer than the originator must be submitted as a 505(b)(2) New Drug Application (NDA) rather than an Abbreviated New Drug Application. FDA further stated that such an NDA would be treated as a separate application requiring independent patent certification and notification and would be clocked for regulatory purposes from the time it is provided, potentially resulting in a new 30-month stay.

The 30-month stay under the Hatch-Waxman Act expires April 2011. Although it would seem unlikely based on the FDA’s public statements in its responses to the Citizens Petitions and Upsher-Smith’s public stance that its generic product has different penetration enhancers than Testim, the FDA could approve Upsher-Smith’s proposed generic product after the expiration of the 30-month stay. Even with FDA approval, the patent litigation is still pending between us and CPEX, on the one hand, and Upsher-Smith, on the other hand. Upsher-Smith may nevertheless choose to launch its generic product, if approved, at risk of infringing the ‘968 patent.

The Upsher-Smith Litigation could result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ‘968 Patent or that the ‘968 Patent is invalid and/or unenforceable. An adverse outcome in the Upsher-Smith Litigation or any such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ‘968 Patent in January 2025. Since Testim and XIAFLEX for Dupuytren’s are currently our only products, the introduction of a generic version to Testim or AndroGel could have a material adverse affect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue the commercial launch of XIAFLEX for Dupuytren’s and continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

Risks Associated with our Litigation with BioSpecifics

Our litigation with BioSpecifics could be detrimental to our relationship, the results of our operations and the scope of our license.

As a result of the litigation that we have initiated against BioSpecifics, BioSpecifics may:

•	allege counterclaims against us,

•	seek to join third parties,

•	institute separate litigation against us, or

•	pursue other strategies, which may or may not take the form of litigation.

Any of these activities may so broaden the scope of our dispute as to adversely affect our commercial relationship. In addition, any of the foregoing actions may inhibit or preclude our ability to:

•	pursue additional indications for XIAFLEX,

•	find or retain partners for the ex-US development rights for XIAFLEX,

•	extend the XIAFLEX franchise, or

•	maintain the current scope of the rights we have licensed from BioSpecifics.

Should we and BioSpecifics decide to settle the litigation, such settlement could result in an amendment of our license with BioSpecifics and change the scope of our license.

We may not obtain the relief we are seeking in our litigation with BioSpecifics, which could adversely affect the scope of our license from BioSpecifics and the results of our operations.

The court before which our litigation with BioSpecifics is being conducted could:

•	not grant the relief we are seeking,

•	rule in a manner that is detrimental to our interests, or

•	interpret our license in a manner that limits the scope of our rights under our license with BioSpecifics.

Any of the foregoing results may inhibit or preclude our ability to:

•	pursue additional indications for XIAFLEX,

•	find or retain partners for the ex-US development rights for XIAFLEX,

•	extend the XIAFLEX franchise, or

•	achieve the financial return we expect from sales of XIAFLEX.

Our litigation with BioSpecifics may have an impact on our cash flow and management priorities.

The litigation that we have initiated against BioSpecifics, any related litigation and any resulting appeals could be costly and time-consuming and could divert the attention of management and key personnel from our business operations. These costs and diversions of management could have an adverse effect on our business and our financial condition.

Risks Related to Healthcare Reform

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably, may increase competition and may increase governmental oversight and compliance costs.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. In March 2010, the Patient Protection and Affordable Care Act and the associated reconciliation bill became law (collectively, the Healthcare Reform Law), and it includes a number of healthcare reform provisions and require most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increases the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug and biological products (beginning in 2011). Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with healthcare practitioners.

In addition, the new law includes provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, we expect that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the U.S. Food and Drug Administration (FDA). The new law also establishes an abbreviated licensure pathway for products that are biosimilar to or interchangeable with FDA-approved biological products, such as XIAFLEX. As a result, we could face competition from other pharmaceutical companies that develop biosimilar versions of our biological product XIAFLEX that do not infringe our patents or other proprietary rights.

The full effects of Healthcare Reform Law cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Furthermore, legislation repealing, replacing or modifying all or part of the Healthcare Reform Law may be enacted or courts may issue rulings suspending, interpreting or otherwise affecting all or part of the Healthcare Reform Law, and these changes could significantly alter any advantages or disadvantages to the Company currently stemming from the Healthcare Reform Law. Specifically, any repeal or modification of the exclusivity for biological products could have an adverse effect on our business. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

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

Lastly, the Healthcare Reform Law provisions known as the “Physicians Payments Sunshine Act” require reporting to the federal government of all payments in excess of $10 or that aggregate to $100 annually that we make to physicians, including honoraria, consulting fees, payment for research, gifts, speakers’ fees, fees paid for conducting clinical trials, entertainment, travel, education and royalties. Required data submission includes recipient’s name, address, medical specialty, amount received, date of payment, type of payment (cash, stock, items, or services), and if the payment is related to a specific drug or medical product. Several states currently have similar laws and more states may enact similar legislation. Reporting and potential public disclosure of these expenses may make it more difficult to recruit physicians for assistance with activities that would be helpful or necessary to our business. Tracking and reporting the required expenses may result in considerable expense.

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

We currently have approximately 565 employees. In order to continue to achieve our business goals, we currently anticipate that we will need to add employees to our existing departments. Expansion may place a significant strain on our management, operational and financial resources. Moreover, higher than expected market growth of our products, the acquisition or in-licensing of additional products, as well as the development and commercialization of our other product candidates or marketing arrangements with third parties, could accelerate our hiring needs beyond our current expectations. To manage further growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls, and hire, train and manage additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, turnover in our direct sales force or marketing team could adversely affect product and future product sales growth.

Risks Related to Our Financial Results and Need for Additional Financing

We incurred significant losses since our inception and may not achieve profitability in the foreseeable future.

We have incurred significant losses since our inception, including net losses of $51.2 million for the twelve months ended December 31, 2010. As of December 31, 2010, we had an accumulated deficit of $375.1 million. We expect to continue to incur substantial expenses as we:

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

Our future results are unpredictable and our success is dependent upon many factors. Accordingly, you must consider our prospects in light of the risks and difficulties we may encounter. The risks and difficulties that we may encounter include:

•	increasing sales of XIAFLEX for Dupuytren’s in the U.S.;

•	increasing the sales of Testim;

•	manufacturing sufficient quantities of XIAFLEX;

•

successfully developing, obtaining marketing approval for and manufacturing or having manufactured our current product candidates, including XIAFLEX for the treatment of Peyronie’s and Frozen Shoulder syndrome;

•	successfully identifying and developing new product candidates;

•	effectively commercializing any approved product candidates that we develop, including XIAFLEX or any approved products that we acquire;

•	responding to competitive pressures from other businesses, including the launch of any competitive products, including generics;

•	identifying and negotiating favorable agreements with third parties for the manufacture, distribution, marketing and sales of our approved products; and

•	effectively managing our relationships with collaborators, manufacturers, packagers, vendors and other third parties.

All of our revenues to date have been generated from the sale and out-licensing of Testim and XIAFLEX, and, if these revenues do not grow, and we cannot commercialize new products, we will not become profitable

Our only products with marketing approval are Testim and XIAFLEX for Dupuytren’s and our product revenues to date have been generated solely from the sale of and out-licensing of Testim and XIAFLEX. Until such time as we develop, acquire or in-license additional products that are approved for marketing, we will be relying on Testim and XIAFLEX for all of our revenues. Accordingly, our success depends significantly on our ability to increase sales of Testim and XIAFLEX in the U.S. for Dupuytren’s (and earn revenue from potential milestones and sales of XIAPEX in the EU by Pfizer). Our sales and marketing efforts may not be successful in increasing prescriptions for our products. Sales of and sales forecasts for our products are subject to the following risks, among others:

•	growth of the overall androgen market which may be influenced by the sales and marketing efforts of our competitors;

•	development and growth of a market for XIAFLEX as an alternative to the current practice of treating Dupuytren’s through surgical procedures and expectant management;

•	acceptance by the medical community or the general public of our products as safe or effective therapies;

•	increasing awareness and continued acceptance of hypogonadism by the medical community, regulators or the general public as a medical disorder requiring treatment;

•	illegal substitution by pharmacists of AndroGel or any other testosterone products for Testim;

•	pressures from existing or new competing products, including generic products, that may provide therapeutic, convenience or pricing advantages over Testim or may garner a greater share of voice;

•	failure of third-party payors to provide coverage and sufficient reimbursement;

•	failure of third-party payors to provide coverage and sufficient reimbursement for the procedures performed by physicians using XIAFLEX to treat Dupuytren’s; and

•	impact of coverage and reimbursement changes.

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

Based on our current plans and expectations, we believe that our existing financial resources and sources of liquidity will be sufficient to meet our anticipated operating requirements until such time as we are profitable. Our future funding requirements will depend on many factors, including:

•	our ability to develop the market for and increase sales in the U.S. of XIAFLEX for Dupuytren’s;

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

Variations in our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. We cannot predict with certainty the timing or future level of sales of our products. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under these “Risk Factors,” specific factors that may cause fluctuations in our operating results include:

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

We entered into a two year revolving credit agreement (the “Original Revolving Line of Credit Agreement”) with Silicon Valley Bank (“SVB”) on August 4, 2009 which was amended pursuant to a First Loan Modification and Waiver, dated as of February 25, 2011 (the “Modification”) (as amended, the “Revolving Line of Credit Agreement”). The terms of our Revolving Line of Credit Agreement may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.

Our Revolving Line of Credit Agreement requires us to maintain certain financial ratios and contains affirmative and negative covenants (including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates) which may restrict our current and future operations. We obtained waiver agreements from SVB with respect to the application of these covenants to the quarters ended June and September 30, 2010 and, pursuant to the Modification, the quarter ended December 31, 2010. The Modification revised the financial covenants. To secure the repayment of any amounts borrowed under this Revolving Line of Credit Agreement, we granted to SVB a first priority security interest in all of our assets, including our intellectual property and our rights under license agreements granting us rights to intellectual property. We also agreed not to pledge or otherwise encumber our intellectual property assets without SVB’s approval.

We have drawn a $1.9 million letter of credit which is issued as a security deposit to the landlord of our manufacturing facility in Horsham, Pennsylvania. Otherwise, we had no outstanding borrowing under this agreement as of December 31, 2010. In the event of an event of default, SVB has the right to declare the amounts borrowed under the Revolving Line of Credit Agreement immediately due and payable, and terminate all commitments to extend further credit. An event of default under the Revolving Line of Credit Agreement includes, among other things, the failure to make payments when due, breaches of representations, warranties or covenants (including financial covenants), the occurrence of certain insolvency events, or the occurrence of an event which could have a material adverse effect on us. If we were unable to repay those amounts, SVB could proceed against the collateral granted pursuant to the Revolving Line of Credit Agreement. If SVB accelerates the repayment of our borrowings, we cannot assure you that we will have sufficient cash on hand to repay the amounts borrowed under the Revolving Line of Credit Agreement.

Risks Related to Stock Market Price

The market price of our common stock is likely to be volatile.

Prior to our initial public offering in July 2004, there was no public market for our common stock. Since our initial public offering, our stock price has, at times, been volatile. We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Substantially all of our outstanding shares of our common stock are eligible for sale in the public market. For the 30 days prior to the end of the period covered by this Report, our average daily trading volume was approximately 566,000 shares. Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that holders of a large number of shares intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities, even if our business is doing well. In addition, the market price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

We may become subject to stockholder activism efforts that each could cause material disruption to our business.

Certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies due to governance or strategic related disagreements between such companies and such stockholders. If we become subject to such stockholder activism efforts, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and adversely affect the market price of our common stock.

Possible dilutive effect of outstanding options and warrants.

At the end of the period covered by this Report, stock options to purchase 6,136,249 shares of common stock were outstanding. In addition, as of December 31, 2010, a total of 1,258,405 stock options are available for grant under our 2004 Equity Compensation Plan amended and restated as of December 1, 2010. A total of 1,789,386 of the outstanding options and warrants are “in the money” and exercisable as of December 31, 2010. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

On December 4, 2008, we and CPEX filed a lawsuit against Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) for infringement of CPEX’s U.S. Patent No. 7,320,968 (“the ’968 Patent”), which covers Testim®, 1% testosterone gel. The lawsuit was filed in the United States District Court for the District of Delaware. We and CPEX are seeking a judgment (1) declaring that Upsher-Smith’s act of filing the Abbreviated New Drug Application seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ’968 Patent is an act of infringement, (2) declaring that the making, using or selling of the product for which Upsher-Smith is seeking approval infringes the ’968 Patent, (3) ordering that the effective date of FDA’s approval of the product not be until the expiration of the ’968 Patent, (4) enjoining Upsher-Smith from making, using or selling the product for which it seeks approval until the expiration of the ’968 Patent, and (5) awarding Auxilium and CPEX their costs and expenses in the action. The companies filed this lawsuit under the Hatch-Waxman Act in response to the notice from Upsher-Smith of its filing of an ANDA with the FDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for testosterone gel. Upsher-Smith has alleged that its proposed generic version of Testim would not infringe the ‘968 patent, and that the ‘968 patent is invalid. The Paragraph IV certification notice states that Upsher-Smith does not believe that the testosterone gel product for which it is seeking approval infringes the ’968 patent and that it seeks to market its generic product before the expiration of the ’968 patent. The ’968 Patent is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”), published by the FDA, and will expire in January 2025. The district court has issued a protective order prohibiting disclosure of confidential information relating to the litigation. There is, however, no longer any trial date currently scheduled. The lawsuit remains pending.

On February 15, 2011, we filed a complaint against BioSpecifics alleging that BioSpecifics has breached the BioSpecifics Agreement by its commencement of clinical trials for the use of injectable collagenase to treat canine lipomas without the prior knowledge and approval of the parties’ JDC. We are seeking preliminary and permanent injunctions ordering BioSpecifics to, among other things, (a) suspend its canine lipoma clinical trial known as Chien-803 and (b) refrain from initiating any new clinical trials related to collagenase until such time as any such trial has been reviewed and approved by the parties’ JDC pursuant to the terms of the BioSpecifics Agreement. In addition, we are seeking a declaratory judgment as to the rights and responsibilities of the JDC under the Biospecifics Agreement. The suit was filed in the Court of Common Pleas, Chester County, Pennsylvania. The court ordered that the papers filed with the court were to be deemed under seal and not available to the public until further order.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the quarter ended December 31, 2010.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “AUXL.” The following table sets forth the high and low closing sales prices per share for our common stock for the periods indicated, as reported by The NASDAQ Global Market:

Year Ended December 31, 2010:	High	Low

First Quarter	$34.41	$28.03
Second Quarter	$37.78	$22.85
Third Quarter	$27.23	$18.93
Fourth Quarter	$28.22	$20.54

Year Ended December 31, 2009:	High	Low

First Quarter	$34.67	$25.56
Second Quarter	$31.38	$22.07
Third Quarter	$36.63	$27.95
Fourth Quarter	$35.30	$29.63

Holders of Record

As of February 21, 2011, there were approximately 71 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2011, to be filed with the SEC, is incorporated herein by reference.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2010, we did not issue any unregistered shares of our common stock.

Comparative Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index, assuming an investment of $100 on December 31, 2005, in each of our common stock; the stocks comprising the NASDAQ Composite Index; and the stocks comprising the NASDAQ Biotechnology Index.

Comparison of Cumulative Total Return* Among Auxilium Pharmaceuticals, Inc, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*Total return assumes $100 invested on December 31, 2005 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and reinvestment of dividends through fiscal year ended December 31, 2010.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Auxilium Pharmaceuticals, Inc.	$100.00	$267.09	$545.27	$517.09	$545.09	$383.64
NASDAQ Biotechnology Index	$100.00	$101.02	$105.65	$92.31	$106.74	$122.76
NASDAQ Composite Index	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29

ITEM 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except share and per share data)

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements and related notes, which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from audited financial statements which do not appear in this Report. The historical results presented are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Net revenues	$211,429	$164,039	$125,377	$95,734	$68,490

Operating expenses (1):
Cost of goods sold	49,725	37,077	29,486	24,609	17,692
Research and development	48,005	51,398	54,497	42,802	37,900
Selling, general, and administrative	164,675	129,181	89,482	72,768	61,277

Total operating expenses	262,405	217,656	173,465	140,179	116,869

Loss from operations	(50,976)	(53,617)	(48,088)	(44,445)	(48,379)
Interest income (expense), net	(255)	160	1,801	3,740	2,429
Other income (expense), net	—	—	—	—	2

Net loss applicable to common stockholders	$(51,231)	$(53,457)	$(46,287)	$(40,705)	$(45,948)

Basic and diluted net loss per common share	$(1.08)	$(1.22)	$(1.12)	$(1.07)	$(1.48)

Weighted average common shares outstanding (2)	47,426,849	43,650,775	41,272,557	38,187,662	30,956,889

(1) includes the following amounts of stock-based compensation expense:
Cost of goods sold	$155	$—	$—	$—	$—
Research and development	2,698	5,048	3,140	1,180	397
Selling, general and administrative	15,109	12,852	8,602	4,857	2,685

(2) The increase in weighted average common shares outstanding is primarily the result of the issuances of common shares in the September 2009 and June 2007 public offerings.

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$128,207	$181,977	$113,943	$76,090	$54,744
Total assets	243,904	260,564	171,187	106,979	76,759
Total stockholders’ equity	94,443	120,519	35,266	64,016	42,329

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences, such as urologists, endocrinologists, certain targeted primary care physicians, hand surgeons, subsets of orthopedic, general, and plastic surgeons who focus on the hand, and rheumatologists. We currently have approximately 565 employees, including a sales and marketing organization of over 300 people. We reported revenues in 2010 of $211.4 million, an increase of 29% over the $164.0 million reported in 2009.

We currently market two products in the United States (“U.S.”):

XIAFLEX® (collagenase clostridium histolyticum) is a proprietary, injectable collagenase enzyme for the treatment of Dupuytren’s contracture (“Dupuytren’s”). XIAFLEX received approval from the U.S. Food and Drug Administration (“FDA”) on February 2, 2010 for the treatment of adult Dupuytren’s patients with a palpable cord. Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. The disease is progressive in nature. Typically, nodules develop in the palm as collagen deposits accumulate. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment. We launched XIAFLEX for the treatment of adult Dupuytren’s patients with a palpable cord in the U.S. in March 2010, and we have partnered with Pfizer Inc. (“Pfizer”) for development and commercialization of XIAPEX® (European Union (“EU”) tradename for XIAFLEX) for Dupuytren’s and Peyronie’s disease in Europe and certain Eurasian countries. Pfizer received marketing authorization by the European Commission on February 28, 2011 and expects XIAPEX to be available for use in some European markets later this year. We are seeking a partner or partners for development and commercialization in the rest of the world.

Testim® testosterone gel is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration. Testim is approved in the U.S., Belgium, Canada, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom (“U.K.”). Ferring International Center S.A. (“Ferring”) and Paladin Labs Inc. (“Paladin”) market Testim on our behalf in certain European countries and Canada, respectively.

Our current product pipeline includes:

Phase III:

•	XIAFLEX for the treatment of Peyronie’s disease (“Peyronie’s”)

Phase II:

•	XIAFLEX for the treatment of Adhesive Capsulitis (“Frozen Shoulder syndrome”)

In addition to the above, we have an exclusive option for the exclusive rights to pursue any additional indications for XIAFLEX. We also have rights to develop other products for the treatment of pain, urologic disease and hormone replacement using our transmucosal film delivery system.

Operational Highlights

XIAFLEX

On February 2, 2010, we received marketing approval from the FDA for XIAFLEX for Dupuytren’s for the treatment of adult patients with a palpable cord and, in March 2010, we launched this product. We sell XIAFLEX in the U.S. through a team of professional sales representatives supplemented by sales managers and managed market account directors. A staff of reimbursement specialists provides reimbursement support for the product and medical science liaisons provide medical and scientific support to physicians interested in understanding XIAFLEX. We have established a distribution network that allows health care providers to access XIAFLEX through specialty distributors and specialty pharmacies or in the institutional setting after they have undergone training on XIAFLEX and its administration. The FDA has required a risk evaluation and mitigation strategy (“REMS”) program for XIAFLEX, which consists of a communication plan and a medication guide. This REMS is designed (1) to evaluate and mitigate known and potential risks and serious adverse events; (2) to inform healthcare providers about how to properly inject XIAFLEX and perform finger extension procedures; and, (3) to inform patients about the serious risks associated with XIAFLEX. We are marketing XIAFLEX to physicians who are experienced in injection procedures of the hand and treatment of Dupuytren’s and will only provide access to XIAFLEX after physicians have attested to completion of a training program. The training program is available as a video or written manual and demonstrates proper use and administration of XIAFLEX, as well as an overview of both identified and potential risks with XIAFLEX.

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

On December 6, 2010, The Journal of Hand Surgery published in its December online edition the Company’s pivotal CORD II phase III clinical trial of XIAFLEX. The CORD II study is the second pivotal clinical trial examining the treatment of Dupuytren’s contracture with XIAFLEX.

On December 16, 2010, Auxilium’s EU partner Pfizer received a positive opinion from the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) recommending EU approval for XIAPEX® (EU tradename for collagenase clostridium histolyticum) as treatment for Dupuytren’s contracture in adult patients with a palpable cord. Pfizer received marketing authorization by the European Commission on February 28, 2011 and expects XIAPEX to be available for use in some European markets later this year.

Testim

Worldwide revenues for Testim were $193.0 million for the year ending December 31, 2010, up 20% over 2009. Testim U.S. revenues were up 25% over the prior year to a record $190.0 million. Testim U.S. prescriptions grew by 10% over 2009 to approximately 180,000 according to National Prescription Audit data from IMS Health, Inc. (“IMS”), a leading market research firm. Total prescriptions for the testosterone replacement gel market segment grew 10% in 2010 according to data from IMS.

In October, 2010, the U.S. FDA issued a response to the Citizen Petition submitted on behalf of Abbott Laboratories regarding testosterone gel products. In its response, FDA stated that an application for a potential generic testosterone gel with a different penetration enhancer than the originator must be submitted as a 505(b)(2) New Drug Application (NDA) rather than an Abbreviated New Drug Application. FDA further stated that such an NDA would be treated as a separate application requiring independent patent certification and notification and would be clocked for regulatory purposes from the time it is provided, potentially resulting in a new 30-month stay.

For a discussion on the expected increase in competition in the TRT market, see “Competition – TRT Market Competition” in Item 1 above.

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

In 2010, the new legislation did not have a material effect on our results of operations or financial position and, based on our current understanding, we expect that its impact for 2011 will also not be material. The U.S. government is currently drafting rules and regulations for provision on the law which we will provide further guidance on the full effects of the new legislation.

Net revenues

We record product sales net of allowances for prompt payment discounts, fees to wholesalers based on shipment activity under the terms of wholesaler service agreements, managed care contract rebates and government health plan charge backs, product coupons and product returns. To date, substantially all of our net revenues have been generated by the sales and out-licensing of Testim and XIAFLEX. We sell Testim in the U.S. to pharmaceutical wholesalers. We do not anticipate that sales of Testim outside of the U.S., pursuant to our current agreements for international distribution rights of Testim, will have a material impact on our revenues or profitability. We began selling XIAFLEX through a network of wholesalers, specialty distributors and specialty pharmacies in March 2010. Because current authoritative guidance precludes revenue recognition until a reasonable estimate of returns can be made, we are deferring the recognition of revenue, and related product costs, of XIAFLEX product shipments to our specialty distributor and specialty pharmacy customers until an estimate of returns can be made. However, we are recognizing XIAFLEX product sale revenues, and related product costs, at the time the product is shipped to physicians for administration to patients.

We expect our revenues to fluctuate due to:

•	launch of, market acceptance and pricing of XIAFLEX;

•	market acceptance and pricing for Testim;

•	regulatory approvals and market acceptance of new and competing products, including generics;

•	government or private healthcare reimbursement policies for XIAFLEX and Testim; and

•	promotional efforts of our competitors.

We use a third-party logistics company, ICS, a division of AmerisourceBergen Corporation (“ABC”) for commercial distribution of Testim and XIAFLEX. The majority of Testim sales in the U.S. are to pharmaceutical wholesalers that, in turn, distribute product to chain and other retail pharmacies, hospitals, mail-order providers and other institutional customers. All XIAFLEX sales in the U.S. are to a small network of third party specialty distributors and specialty pharmacies that will generally distribute XIAFLEX to hospitals and to physician practices. Over 90% of our product sales are to three customers: ABC, Cardinal Health, Inc. and McKesson Corporation.

Outside of the U.S., we currently rely on third parties to market, sell and distribute our products. For Canada, we have an agreement with Paladin to market and distribute Testim. We also have an agreement with Ferring to market and distribute Testim on a worldwide basis outside the U.S., Canada, Mexico, Japan, China, Poland, Russia, and South Korea and their territories and possessions. In December 2008, we entered into a development, commercialization and supply agreement with Pfizer (the “Pfizer Agreement”) under which we sub-licensed our commercialization rights for Dupuytren’s and Peyronie’s for the 27 countries which at that time were included in the EU and 19 additional Eastern European and Eurasian countries (the “Pfizer Territory”). We are currently evaluating our options for selling XIAFLEX in other indications and territories throughout the rest of the world.

The up-front and milestone payments we have received under the Pfizer Agreement are being amortized, net of associated transaction costs, over the estimated remaining term of the agreement. The agreement also includes payment of increasing, tiered, double-digit royalties on all revenues booked by Pfizer in its territory. The up-front and milestone payments we have received from Ferring and Paladin are also being amortized to revenue over the respective contact life of each of these agreements.

Under contractual agreements, we pay a fee for service to our wholesaler, specialty distributor and specialty pharmacy customers based on shipment activity. The agreements also provide for targeted levels of required inventory. Otherwise, distributors independently manage their inventories with no intervention by us. Aside from the service fees required under these agreements, we do not offer incentives for wholesalers to take shipment of product.

Cost of goods sold

Prior to 2010, substantially all of our cost of goods sold related to the sale of Testim. With the commercial launch of XIAFLEX in 2010, we expect that cost of sales will continue to increase commensurate with its sales volume with the market acceptance of this product.

Costs of goods consist of the following types of costs:

•	raw materials;

•	fees paid to Testim and XIAFLEX contract manufacturers and related costs;

•	costs of the operation of the Horsham manufacturing facilities;

•	provisions for damaged, obsolete and excess inventories;

•	Testim royalty payments;

•	XIAFLEX royalty payments and payments on license income to BioSpecifics discussed below;

•	personnel costs associated with quality assurance and manufacturing oversight; and

•	distribution costs, including warehousing, freight and product liability insurance.

We do not anticipate any material changes in our gross margin rate on Testim sales in the U.S. We anticipate our gross margins for Testim sales outside the U.S. will continue to be significantly lower than those seen in the U.S. This is due to a combination of factors which include the terms of our distribution agreements.

As we continue to market XIAFLEX in the U.S., we may experience variability in our gross margin rate and it is difficult to estimate when we will achieve a more predictable steady state. Factors influencing the gross margin on XIAFLEX will include the selling price per vial and the cost of product manufactured. Although we utilize a manufacturing resource planning system for production planning and inventory control, it is not uncommon in biologics manufacturing to experience unusual charges and write offs as production is ramping up.

It is our policy to continually evaluate and provide reserves for inventory on hand that is in excess of expected future demand. In making this evaluation, we must make judgments concerning future product demand and monitor the expiration dates of our products. Prior to the approval and launch of XIAFLEX, we produced finished packaged inventories sufficient to meet a significant demand. As of December 31, 2010, we concluded that $3.9 million of this inventory may expire in 2011 prior to its expected sale and have charged this cost to Cost of goods sold for 2010. Given the limited historical information with the recent launch of XIAFLEX, it is possible that we may be required to record additional charges for additional excess inventories.

Under our license with BioSpecifics, we paid BioSpecifics 8.5% of the upfront and milestone payments received from Pfizer under the Pfizer Agreement. The payments to BioSpecifics as a result of the Pfizer payments were recorded as deferred charges and are being amortized on a straight-line basis to Cost of goods sold over the estimated life of the Pfizer Agreement. We are obligated to pay BioSpecifics 8.5% of all future milestone payments received from Pfizer under the Pfizer Agreement, a specified percentage of XIAFLEX sales by Pfizer, and on a country-by-country and product-by-product basis a specified royalty percentage of all other XIAFLEX sales.

Research and development

Our research and development expenses consist of:

•	salaries and expenses for our development personnel;

•

costs of the operation of the Horsham manufacturing facilities to the extent they are related to certain research activities taking place at this location. Prior to October 2010, the majority of the costs of Horsham operations were included as research and development. Since then, the majority of costs incurred at Horsham have been associated with the production of saleable XIAFLEX inventory. In future years, we expect the majority of the costs are being capitalized into inventory or included in cost of goods sold;

•	payments to consultants, investigators, contract research organizations and manufacturers in connection with our preclinical and clinical trials;

•	costs of developing and obtaining regulatory approvals; and

•	product license and milestone fees paid prior to regulatory approval.

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects in development cannot be reasonably estimated. XIAFLEX is in phase III of development for the treatment of Peyronie’s disease and Phase II for Frozen Shoulder syndrome. Results from clinical trials may not be favorable. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines. We expect our research and development expenses in 2011 for our current products to increase over 2010 spending, as we focus on development of XIAFLEX for Peyronie’s, a larger scale production process for XIAFLEX, Frozen Shoulder, Phase IV studies for Dupuytren’s and potential other indications in life cycle management projects with respect to XIAFLEX.

The current regulatory and political environment at the FDA, could lead to increased data requirements which could impact regulatory timelines and costs. We could also experience further significant increases in our expenditures to develop any other potential new product candidates that we would in-license or acquire.

Selling, general and administrative

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

Results of Operation

Years Ended December 31, 2010 and 2009

Net revenues. Net revenues for the two years ended December 31, 2010 comprise the following:

	Years ended December 31,
	2010	2009	Change	% Change
	(in millions)
Testim revenues-
Net U.S. revenues	$190.0	$152.0	$38.0	25%
International product shipments	2.4	1.9	0.5	26%
International contract revenues	0.6	6.6	(6.0)	-91%

	193.0	160.5	32.5	20%

XIAFLEX revenues-
Net U.S. revenues	14.1	—	14.1	n/a
International contract revenues	4.3	3.6	0.7	22%

	18.4	3.6	14.8	411%

Total net revenues	$211.4	$164.1	$47.3	29%

Revenue allowances as a percentage of gross U.S. revenues	22%	23%	-1%

The increase in Testim net U.S. revenues for 2010 compared to 2009 resulted primarily from substantial growth in Testim prescriptions resulting from increased demand and increases in pricing. According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for 2010 grew 11% compared to 2009. This prescription growth was consistent with prescription growth of the overall gel market. We believe that Testim prescription growth in the 2010 period over the 2009 period was driven by physician and patient acceptance that Testim provides better patient outcomes, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim net U.S. revenues for 2010 also benefited from price increases having a cumulative impact of 9% over 2009. International contract revenues shown in the above table represent the amortization of deferred up-front and milestone payments and royalties the Company has received under its out-licensing agreements. Testim international contract revenues for 2010 decreased compared to 2009 as a result of the termination of the license and distribution agreement with Ipsen Pharma GmbH (Ipsen) in late 2009. During 2009, the remaining $6.4 million balance of milestone payments previously received from Ipsen was recognized as revenue in connection with this contract termination. With two new testosterone gel products recently approved by the FDA and expected to be launched in 2011, we anticipate that Testim will grow at a slower rate than we have seen in recent years.

Net revenues for 2010 include $14.1 million of U.S. product sales of XIAFLEX for Dupuytren’s which was launched in March 2010. Under our agreements with our specialty distributor and specialty pharmacy customers, they have the right to return XIAFLEX for any reason for up to six months after product expiration. Since XIAFLEX is new to the marketplace, we are currently assessing the flow of product through our distribution channel. Because current authoritative guidance precludes revenue recognition until a reasonable estimate of returns can be made, we are deferring the recognition of revenue, and related product costs, of XIAFLEX product shipments to our specialty distributor and specialty pharmacy customers until an estimate of returns can be made. However, we are recognizing XIAFLEX product sale revenues, and related product costs, at the time the product is shipped to physicians for administration to patients. Such revenues have been reduced for estimated discounts and allowances based on the contractual terms of sales. As of December 31, 2010, the amount of deferred XIAFLEX revenues was approximately $1.8 million. The increase in XIAFLEX international contract revenue for 2010 over 2009 is due to the $15 million European MAA milestone payment we received from Pfizer during the first quarter of 2010 which is being amortized to revenue over the estimated contract life of the December 2008 development, commercialization and supply agreement with Pfizer (the Pfizer Agreement).

Revenue allowances as a percentage of gross U.S. revenues for 2010 compared to 2009 decreased principally as a result of a lower revenue allowance percentage on XIAFLEX gross U.S. revenues and a decline in Testim coupon usage, offset in part by an increase in Testim rebates due principally to contract changes.

Cost of goods sold. Cost of goods sold were $49.7 million and $37.0 million for the years ended December 31, 2010 and 2009, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold in 2010 over 2009 was directly attributable to the increase in products sold and a provision of $3.9 million for XIAFLEX inventory that may expire prior to its expected sale. The gross margin rate on our net revenues was 76% for 2010 compared to 77% for 2009. The reduction in the gross margin rate is due to the $3.9 million XIAFLEX inventory provision and the lower International contract revenues in 2010, partially offset by the contribution of high margin XIAFLEX product sales and the impact of year-over-year price increases on U.S. Testim revenues.

Research and development expenses. Research and development expenses were $48.0 million and $51.4 million for the years ended December 31, 2010 and 2009, respectively. The reduction in spending was the result of was the result of the shift of XIAFLEX production activity from manufacturing development to commercial inventory production that commenced in the fourth quarter of 2009, partially offset by commencement of start-up activities related to the Phase III XIAFLEX clinical trials for Peyronie’s and costs related to development of a larger scale production process.

Selling, general and administrative expenses. Selling, general and administrative expenses were $164.7 million and $129.2 million for the years ended December 31, 2010 and 2009, respectively. The increase in 2010 over 2009 was due primarily to selling and marketing expenses increasing by $33.5 million as a result of the addition of the sales and reimbursement field force and infrastructure and promotional and training activity in support of the launch of XIAFLEX for Dupuytren’s in the U.S., and promotional spending for Testim. General and administrative expenses increased by $2.0 million as a result of stock-compensation expense offset in part by lower legal expenses.

Interest income. Interest income was $0.2 million and $0.5 million for the years ended 2010 and 2009, respectively, and relates primarily to interest earned on investment of available cash.

Interest expense. Interest expense in 2010 and 2009 relates primarily to the costs associated the Company’s two year $30 million revolving credit line which was secured in August 2009.

Income taxes. At December 31, 2010, we had Federal tax return net operating loss carryforwards of approximately $200.5 million, which will expire in 2019 through 2030, if not utilized. In addition, we had overall state tax return net operating loss carryforwards of approximately $148.2 million, of which $87.4 million relate to Pennsylvania, which will expire 2011 through 2030 if not utilized. Future utilization of Pennsylvania net operating losses is limited to the greater of 20% of Pennsylvania taxable income or $3.0 million per year. At December 31, 2010, we had Federal Orphan Drug and research and development credits of approximately $36.1 million that will expire in 2021 through 2030, if not utilized.

The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined in the Act) that could limit our ability to utilize these carryforwards. We have conducted a study to determine whether we have experienced any such ownership changes. Based on this study, we have concluded that we have undergone multiple ownership changes in previous years. Accordingly, our ability to utilize the aforementioned carryforwards will be limited on an annual basis. In addition, approximately $10.7 million and $9.4 million of Federal and state net operating loss carryforwards, respectively, may expire prior to utilization.

Years Ended December 31, 2009 and 2008

Net revenues. Net revenues for the two years ended December 31, 2009 comprise the following:

	Years ended December 31,
	2009	2008	Change	% Change
	(in millions)
Testim revenues-
Net U.S. revenues	$152.0	$123.3	$28.7	23%
International product shipments	1.9	1.0	0.9	90%
International contract revenues	6.6	1.0	5.6	560%

	160.5	125.3	35.2	28%

XIAFLEX revenues-
International contract revenues	3.6	0.1	3.5	22%

	3.6	0.1	3.5	3500%

Total net revenues	$164.1	$125.4	$38.7	31%

Revenue allowances as a percentage of gross U.S. revenues	23%	20%	3%

The increase in Testim net U.S. revenues for 2009 compared to 2008 resulted primarily from substantial growth in Testim prescriptions resulting from increased demand and increases in pricing. According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for 2009 grew 15% compared to 2008. This prescription growth was consistent with prescription growth of the overall gel market. We believe that Testim prescription growth in the 2009 period over the 2008 period was driven by physician and patient acceptance that Testim provides better patient outcomes, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim net U.S. revenues for 2009 also benefited from price increases having a cumulative impact of 10% over 2008. International contract revenues shown in the above table represent the amortization of deferred up-front and milestone payments and royalties the Company has received under its out-licensing agreements. International Testim contract revenue represents the amortization of payments received under the license and distribution agreements with Ipsen Pharma GmbH (“Ipsen”), Paladin and Ferring. During 2009, the remaining $6.4 million balance of milestone payments received from Ipsen was recognized as revenue in connection with the termination of the Ipsen relationship and transfer of the marketing authorizations in Europe to our current Testim partner, Ferring. This one-time revenue benefit accounted for the increase in International Testim contract revenue for 2009 over 2008. International XIAFLEX contract revenue represents the amortization of payments received under the Pfizer Agreement which commenced in December 2008.

Revenue allowances for 2009 over 2008 increased disproportionately in comparison to the increase in related gross revenues because of increases in the percentages of revenue allowance for product rebates as Testim became more widely prescribed by managed care providers and because of increased coupon usage.

Cost of goods sold. Cost of goods sold were $37.0 million and $29.5 million for the years ended December 31, 2009 and 2008, respectively. The increase in cost of goods sold in 2009 over 2008 was directly attributable to the increase in Testim units sold. Gross margin for U.S. Testim revenues was 77% in 2009 and 2008. The U.S. gross margin in 2009 compared to 2008 reflects primarily the impact of year-over-year price increases, net of increases in rebates and coupon usage. The overall gross margin rate on net revenues increased to 77% in 2009 compared to 76% for 2008. This increase primarily results from the increase in International contract revenues, including the one-time revenue benefit related to the Ipsen termination.

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

Interest income. Interest income was $0.5 million and $1.8 million for the years ended 2009 and 2008, respectively, and relates primarily to interest earned on investment of available cash.

Sources and Uses of Cash

Cash provided by (used in) operations was $(48.9) million, $(41.4) million, and $46.7 million for 2010, 2009 and 2008, respectively. Cash used in operations for 2010 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges. This cash usage reflects the build of inventory supporting the launch of XIAFLEX and an offsetting net cash receipt of approximately $13.7 million under our XIAFLEX license agreements, representing the $15 million European MAA milestone payment received from Pfizer and the associated payment of approximately $1.3 million to BioSpecifics Technologies Corp. for their share of this milestone. Cash used in operations for 2009 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges. Cash used in operations for 2009 included the payment $9.4 million of costs accrued in 2008 in connection with the Pfizer Agreement and an $9.8 million increase in inventory which was primarily due to our build XIAFLEX for future commercial use in preparation for the its launch. Cash provided by operations for 2008 results primarily from the $75.0 million up-front cash payments received under the Pfizer Agreement, the $2.0 million payment received under the license and distribution agreement with Ferring which were recorded as deferred revenue, and the collection of $3.7 million in tenant improvement allowances for the Horsham manufacturing facility which was recorded as deferred rent, partially offset by the operating loss, net of stock compensation expense and other non-cash charges, for the year. Cash provided by operations for the year ended December 31, 2008 included a cash usage for a $4.3 million increase in inventory which was primarily due to our decision to increase the finished goods inventory level on hand and available for sale.

Cash used in investing activities was $10.5 million, $10.6 million, and $9.8 million for 2010, 2009 and 2008, respectively. Investing activities in each period represent our investments in property and equipment, net of redemptions of investments. Our investments in property and equipment relate primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure.

Cash provided by financing activities was $5.7 million, $120.0 million, and $7.0 million in 2010, 2009 and 2008, respectively. Cash provided by financing activities for 2010 resulted primarily from cash receipts from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers, and from Employee Stock Purchase Plan purchases. Cash provided by financing activity in 2009 results primarily from the $115.8 million in net proceeds we received in the September 2009 common stock offering and $5.1 million in net cash receipts from stock option exercises and employee stock purchases. Cash provided by financing activity in 2008 results primarily from the $0.9 million cash received from warrant exercises and $6.6 million in net cash receipts from stock option exercises and employee stock purchases.

Liquidity and Capital Resources

Since inception through December 31, 2010, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through December 31, 2010, we received net proceeds of approximately $409.9 million from our initial public offering, registered direct offering, private and public sales of securities and the exercise of stock options and warrants. We had approximately $128.2 million and $182.0 million in cash and cash equivalents as of December 31, 2010 and December 31, 2009, respectively.

On August 4, 2009, we entered into a two year revolving credit agreement (the “Original Revolving Line of Credit Agreement”) with Silicon Valley Bank (“SVB”) which was amended pursuant to a First Loan Modification and Waiver, dated as of February 25, 2011 (the “Modification”) (as amended, the “Revolving Line of Credit Agreement”). The Original Revolving Line of Credit Agreement included quarterly and cumulative profitability and loss restrictions. We obtained waiver agreements from SVB with respect to the application of these covenants to the quarters ended June and September 30, 2010 and, pursuant to the Modification, the quarter ended December 31, 2010. The Modification revised the financial covenants. The Revolving Line of Credit Agreement provides a credit commitment of up to $30.0 million, subject to certain limitations discussed below, and provides SVB with a first priority lien on all our assets as security for borrowings. It also provides for a one-time increase in the amount of the credit commitment of up to $10.0 million upon mutual agreement of the parties. Under the agreement, we have drawn a $1.9 million letter of credit which was issued as a security deposit to the landlord of the our manufacturing facility in Horsham, Pennsylvania. Otherwise, there were no outstanding borrowings under this agreement as of December 31, 2010.

The financial covenants contained in the Revolving Line of Credit Agreement, as amended, requires that we maintain, on a quarterly basis, a minimum liquidity ratio (“Minimum Quick Ratio”), defined as the ratio of unrestricted cash and cash equivalents, plus net accounts receivable, divided by current liabilities plus, without duplication, all outstanding credit extensions owed to SVB, but excluding deferred revenue and deferred rent. We may not be able to borrow under the Revolving Line of Credit Agreement, or borrowings outstanding may be declared due and payable, if we fail to maintain a quarterly Minimum Quick Ratio of at least 1:50 :1.00. Further, when “Net Liquidity”, defined as unrestricted cash and cash equivalents at SVB less borrowings from SVB, is greater than $15.0 million there are no restrictions on the amount which may be borrowed under the credit facility. When Net Liquidity is less than $15.0 million, the amount which may be borrowed under the credit facility is limited to specified percentages of certain customer accounts receivables.

We believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations beyond reaching profitability based on our current plans and expectations. We may, however, elect to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully market sales in the U.S. of XIAFLEX for Dupuytren’s;

•	third-party payor coverage and reimbursement for our products;

•	the cost of manufacturing, distributing, marketing and selling our products;

•	the scope, rate of progress and cost of our product development activities;

•	the costs of supplying and commercializing our products and product candidates;

•	the effect of competing technological and market developments;

•

the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including costs associated with the matter of Auxilium Pharmaceuticals, Inc. and CPEX Pharmaceuticals, Inc. vs. Upsher-Smith Laboratories, Inc. filed on December 4, 2008 in the United States District Court for the District of Delaware and the outcome thereof;

•	the cost of pursuing our litigation against BioSpecifics and defending any counterclaims or related claims that may arise against or involve us and the costs of any related appeals;

•	the extent to which we acquire or invest in businesses and technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	entry into the marketplace of competitive products.

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

Summary of Contractual Commitments

The following summarizes our contractual commitments as of December 31, 2010 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating leases	$31,622	$6,066	$10,441	$7,899	$7,216

We may be obligated to pay $26.2 million of contingent milestone payments in the future, representing our milestone commitments to BioSpecifics for $4.0 million, CPEX for $1.0 million and PharmaForm for $21.2 million. These contingent milestones relate primarily to manufacturing process development, filing of regulatory applications and receipt of regulatory approval. We do not expect to pay any of these contingent milestone payments through December 31, 2011. Further, we owe BioSpecifics a specified percentage of XIAFLEX sales by Pfizer, and on a country-by-country and product-by-product basis a specified royalty percentage of all other XIAFLEX sales, and we owe CPEX a specified percentage royalty of Testim sales.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We are subject to uncertainties that may cause actual results to differ from these estimates, such as changes in the healthcare environment, competition, legislation and regulation. We believe the following accounting policies, which have been discussed with our audit committee, are the most critical because they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	estimating the value of our equity instruments for use in stock-based compensation calculations; and

•	inventory valuation.

Revenue Recognition.

Testim product sales-

In the U.S., we sell Testim to pharmaceutical wholesalers. Prior to the units being dispensed through patient prescriptions, these companies have the right to return Testim for any reason for up to one-year after product expiration. Accordingly, Testim revenue is recognized net of estimated product returns based on our historical experience. In addition, we must make estimates for discounts and rebates provided to third-party payors and coupons provided to patients. Testim is covered by Medicare, Medicaid and numerous independent insurance and pharmacy benefit managers. Some of these programs have negotiated rebates. We accrue the contractual rebates per unit of product for each individual plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan’s prescription growth or contraction, based on data acquired from IMS. In addition, we provide coupons to physicians for use with prescriptions as promotional incentives. We utilize a contract service provider to process and pay claims to patients for actual coupon usage. As Testim becomes more widely used and as we continue to add managed care and PBMs, actual results may differ from our previous estimates. To date, differences between our estimates and actual experience have not resulted in any material adjustments to our operating results.

XIAFLEX Product sales-

On February 2, 2010, the Company received marketing approval from the U.S. Food and Drug Administration (“FDA”) for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord. In March 2010, the Company began shipping XIAFLEX to its specialty distributor and specialty pharmacy customers and launched its marketing program for this new product. Under the Company’s agreements with its customers, they have the right to return XIAFLEX for any reason for up to six months after product expiration. As XIAFLEX is new to the marketplace, the Company is currently assessing the flow of product through its distribution channel. Since current authoritative guidance precludes revenue recognition until a reasonable estimate of returns can made, the Company is deferring the recognition of revenues, and related product costs, on XIAFLEX product shipments to its specialty distributor and specialty pharmacy customers until an estimate of returns can made. However, the Company is recognizing XIAFLEX product sale revenues, and related product costs, at the time the product is shipped to physicians for administration to patients. Such revenues have been reduced for estimated discounts and allowances based on the contractual terms of sales. As of December 31, 2010, the amount of deferred XIAFLEX revenues was approximately $1.8 million.

Collaboration and out-license agreements-

The collaboration and out-license agreements we have entered into contain multiple elements. Where we have continuing performance obligations, license and milestone payments are recognized together with up-front payments over the term of the arrangement as we complete our performance obligations, unless the delivered elements have stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered elements in the arrangement. In the case where the arrangement is considered to be a single unit of accounting, cash flows under the arrangements are aggregated and recognized as revenue over the estimated term of the arrangement. In addition, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected period of the arrangement during which we have continuing performances obligations.

For Testim, we currently have license and distribution agreements with Paladin to distribute Testim in Canada and with Ferring to market and distribute Testim worldwide, except for the U.S., Canada, Mexico, Japan, Poland, Russia, South Korea and China, their territories and possessions. Under these agreements, the distributor and the licensee are each required to purchase Testim from us and make up-front, milestone and royalty payments. Product shipments are subject to return and refund only if the product does not comply with technical specifications or if any of the agreements are terminated due to our nonperformance. We are obligated under these agreements to provide multiple deliverables, including the license/product distribution rights, regulatory filing services and commercial product supply. We have deferred revenue recognition for non-refundable up-front and milestone payments received under these agreements and these deferred payments are being recognized as revenue on a straight line basis over the respective contract term. In July 2009, we began to amortize up-front and milestones received under Ferring agreement over the contract term which is estimated to be 120 months. In May 2006, we began to amortize milestones received under Paladin agreement over its estimated term of 16 years.

In December 2008, we entered into a development, commercialization and supply agreement with Pfizer (the “Pfizer Agreement”) for XIAFLEX for the treatment of Dupuytren’s and Peyronie’s. Upon contract signing, Pfizer paid us a $75.0 million non-refundable upfront payment. In February 2010, Pfizer paid us a $15.0 million non-refundable milestone payment. We have deferred these payments and are amortizing these amounts, net of associated initial transaction costs of $3.7 million, to revenue over the term of the agreement which is currently estimated to be 20 years. In addition, Pfizer may make up to $395 million in potential payments upon the achievement of certain specified additional regulatory and commercial milestones for XIAFLEX. While development costs will be paid by the Party incurring such costs, Pfizer may, on an indication-by-indication basis, recoup its fifty percent (50%) share of such pre-approval territory specific development costs by means of an off-set against the milestone payment due upon first commercial sale for such indication. In addition, Pfizer can recoup up to $2.5 million of territory specific regulatory costs associated with product approval related to Dupuytren’s.

Revenue allowances-

We record product sales of net of the following allowances: (a) prompt payment discounts, (b) fees to wholesalers based on shipment activity under the terms of wholesaler service agreements, (c) product returns, (d) managed care contract rebates and government health plan charge backs, and (e) product coupons. The table below provides the balances of accruals relating to each of these allowances as of December 31, 2010 and 2009.

	December 31,
	2010	2009
	(in thousands)
Accounts receivable reserves:
Prompt pay discounts	$670	$375

Accrued liabilities:
Wholesaler service agreements	2,521	2,282
Product returns	3,114	3,478
Managed care contract rebates	12,694	9,546
Product coupons	800	911

Subtotal	19,129	16,217

Total	$19,799	$16,592

The nature of each of these allowances and the methodology we use to determine the reserve accrual with respect to each allowance are described as follows:

(a)	Prompt pay discounts—Prompt payment discounts are offered to all wholesalers in return for payment within 30 days following the invoice date. Based on historical experience, which indicates that virtually all wholesaler payments reflect a deduction for prompt payment discounts, we record sales net of the discount amount. We adjust the reserve at the end of each reporting period to approximate the percentage discount applicable to the outstanding gross accounts receivable balances.

(b)	Wholesaler service agreements—Under contractual agreements with our wholesalers, we provide a fee for service based on shipment activity. The fee rates are set forth in the individual contracts. We track shipments to each wholesaler every period and accrue a liability relating to the unpaid portion of these fees by applying the contractual rates to such shipments.

(c)	Product returns—Our return policy for Testim permits product returns from wholesalers during a period from six months prior to the product’s expiration date until 12 months subsequent to the expiration date. However, once dispensed by a pharmacy, product may not be returned. In order to estimate product returns, we monitor the remaining shelf life of the product when shipped to customers, actual product returns by individual production batches, NPA data (representing retail prescription information) obtained from IMS, and estimated inventory levels in the distribution channel. By analyzing these factors, we estimate return rate for product sales that remain subject to return and record a return reserve.

(d)	Managed care contract rebates and government health plan charge-backs—Managed care contract rebates and government health plan charge backs are rebates and payments provided by us under agreements with private and government health plans. We accrue the contractual rebates per unit of product for each individual plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan’s prescription growth or contraction, based on data acquired from IMS. The accrual is continually validated through the payment process, typically within a three month cycle.

(e)

Product coupons—Product coupons are used for Testim promotion. These coupons offer patients the ability to receive free or discounted product through their prescribing physician, to whom we provide an inventory of coupons. We use a third party administrator who invoices us on a monthly basis for the cost of coupons redeemed in the period. Prior to the completion of the financial statements, we generally receive invoices for which the reserve was established. At the end of a reporting period, the accrual for product coupons represents these unpaid invoice amounts and an estimate for unexpired coupons (if any) outstanding. We base our estimates on the historical coupon redemption rate. We maintain the accrual for unexpired coupons based on inventory in the distribution channel and the historical coupon usage, and adjust the accrual whenever changes in coupon usage rate occur.

The following table provides a roll-forward of the revenue allowances discussed above, in the aggregate, for the years ended December 31, 2010, 2009 and 2008.

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Beginning balance	$16,592	$12,285	$7,670
Current estimate related to sales in current period	53,246	42,680	31,338
Current estimate related to sales in prior periods	(759)	(206)	53
Actual returns / credits in current period related to sales in current period	(36,916)	(28,564)	(20,221)
Actual returns / credits in current period related to sales in prior period	(12,364)	(9,603)	(6,555)

Ending balance	$19,799	$16,592	$12,285

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

Inventory Valuation. Inventory is valued using the first-in, first-out method, assuming full absorption of direct and indirect manufacturing costs and normal capacity utilization of our internal manufacturing operations for XIAFLEX. Excess or idle capacity costs, resulting from the plant utilization below normal capacity are recognized as Cost of goods sold in the period incurred. Determination of excess or idle plant costs requires significant judgment in establishing what level of production should be considered normal. Through December 31, 2010, we have not incurred any excess or idle plant costs.

We state inventories at the lower of cost or market. Inventory costs are based on our judgment of probable future commercial use and net realizable value. We continually evaluate and provide reserves for inventory on hand that is in excess of expected future demand or that is not expected to meet approved or anticipated specifications. These reserves are based on estimates of forecasted product demand and the likelihood of consumption in the normal course of business, considering the expiration dates of the inventories on hand, planned production volumes and lead times required for restocking of customer inventories. Although we make every effort to ensure that our forecasts and assessments are reasonable, changes to these assumptions are possible. In such cases, our estimates may prove inaccurate and result in an understatement or overstatement of the reserves required to fairly state such inventories.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) that revises the authoritative guidance for revenue arrangements with multiple deliverables that contain more than one unit of accounting. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. For the Company, the issue is effective for revenue arrangements entered into or materially modified after December 31, 2010, although early adoption and/or retroactive application are permitted. Application of this new guidance to future outsourcing arrangements may advance revenue recognition as compared to the previous authoritative guidance.

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

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Under this guidance, consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone must be evaluated individually to determine if it is substantive. For the Company, this guidance is effective on a prospective basis for milestones achieved after June 30, 2010, although early adoption is permitted. Through December 31, 2010, the Company has not received milestone payments that meet the criteria of this guidance.

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

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. The maximum allowable duration of a single issue is three months. Our investment policy permits us to invest in ARS with maturities of greater than three months, provided that the interest reset and auction date for the ARS is less than three months. Since February 10, 2008, the auctions for these securities have failed. Since we are unable to predict when the market for these securities will recover, the investments we have in these securities are classified as non-current and are reported as “Long-term investments” at fair value of $2.7 million, which is $0.4 million below cost, in the Consolidated Balance Sheet at December 31, 2010. The decline in value of these investments is recorded as an unrealized loss in accumulated other comprehensive income. Our ability to access in the near term the funds invested in ARS is dependent on the success of future scheduled auctions, finding a buyer outside the auction process or a decision of the issuer of the securities to call the securities. If the uncertainties in the credit and capital market continue, these markets deteriorate further or there are ratings downgrades on any of the ARS we hold, we may be required to recognize an impairment charge to earnings, if the decline in the value of these securities is assessed to be other than temporary.

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents at

December 31, 2010, amounting to approximately $128.2 million, were maintained in bank demand accounts, money market accounts and U.S. government backed securities. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Auxilium Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Auxilium Pharmaceuticals, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 1, 2011

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$128,207	$181,977
Accounts receivable, trade	32,624	18,266
Accounts receivable, other	909	1,323
Inventories	38,800	19,554
Prepaid expenses and other current assets	2,372	3,670

Total current assets	202,912	224,790
Property and equipment, net	29,936	24,227
Long-term investments	2,732	3,118
Other assets	8,324	8,429

Total assets	$243,904	$260,564

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,085	$6,711
Accrued expenses	51,272	51,571
Deferred revenue, current portion	6,828	4,211
Deferred rent, current portion	988	883

Total current liabilities	64,173	63,376

Deferred revenue, long-term portion	78,889	69,703

Deferred rent, long-term portion	6,399	6,966

Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 47,904,563 and 47,317,602 shares at December 31, 2010 and 2009, respectively	479	473

Additional paid-in capital	472,665	446,876
Accumulated deficit	(375,143)	(323,912)
Treasury stock, at cost; 123,539 and 84,373 shares at December 31, 2010 and 2009, respectively	(3,065)	(2,137)

Accumulated other comprehensive loss	(493)	(781)

Total stockholders’ equity	94,443	120,519

Total liabilities and stockholders’ equity	$243,904	$260,564

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2010	2009	2008
Net revenues	$211,429	$164,039	$125,377
Operating expenses*:
Cost of goods sold	49,725	37,077	29,486
Research and development	48,005	51,398	54,497
Selling, general and administrative	164,675	129,181	89,482

Total operating expenses	262,405	217,656	173,465

Loss from operations	(50,976)	(53,617)	(48,088)
Interest income	167	452	1,801
Interest expense	(422)	(292)	—

Net loss	(51,231)	(53,457)	(46,287)

Basic and diluted net loss per common share	$(1.08)	$(1.22)	$(1.12)

Weighted average common share soutstanding	47,426,849	43,650,775	41,272,557

*includesthe following amounts of stock-based compensation expense:
Cost of goods sold	$155	$—	$—
Research and development	2,698	5,048	3,140
Selling, general and administrative	15,109	12,852	8,602

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Year Ended December 31, 2010

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Accumulated other comprehensive income (loss)	Total
	Shares	Amount			Shares	Cost
Balance, December 31, 2009	47,317,602	$473	$446,876	$(323,912)	84,373	$(2,137)	$(781)	120,519
Net loss				(51,231)			—	(51,231)
Unrealized gain on long-term investments							314	314
Foreign currency translation adjustment							(26)	(26)

Total comprehensive loss				(51,231)			288	(50,943)
Cashless exercise of common stock warrants	78,875	1	(1)	—	—	—	—	—
Exercise of common stock options	414,316	4	4,570	—	—	—	—	4,574
Employee Stock Purchase Plan purchases	98,908	1	1,884	—	—	—	—	1,885
Issuance of restricted stock	10,000	—	—	—	—	—	—	—
Cancellation of resticted stock	(21,006)	—	—	—	—	—	—	—
Payments in common stock	5,868	—	143	—	—	—	—	143
Stock based compensation	—	—	19,193	—	—	—	—	19,193
Treasury stock acquisition	—	—	—	—	39,166	(928)	—	(928)

Balance, December 31, 2010	47,904,563	$479	$472,665	$(375,143)	123,539	$(3,065)	$(493)	$94,443

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Year Ended December 31, 2009

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Accumulated other comprehensive income (loss)	Total
	Shares	Amount			Shares	Cost
Balance, December 31, 2008	42,414,136	$424	$307,659	$(270,455)	47,219	$(1,081)	$(1,281)	35,266
Net loss				(53,457)			—	(53,457)
Unrealized gain on long-term investments							499	499
Foreign currency translation adjustment							1	1

Total comprehensive loss				(53,457)			500	(52,957)
Public offering, net of transaction costs	3,450,000	34	115,746	—	—	—	—	115,780
Cashless exercise of common stock warrants	857,947	9	(9)	—	—	—	—	—
Exercise of common stock options	396,088	4	3,602	—	—	—	—	3,606
Employee Stock Purchase Plan purchases	60,655	1	1,507	—	—	—	—	— 1,508
Issuance of restricted stock	101,500	1	(1)	—	—	—	—	—
Payments in common stock	5,026	—	154	—	—	—	—	154
Stock based compensation	32,250	—	18,218	—	—	—	—	18,218
Treasury stock acquisition	—	—	—	—	37,154	(1,056)	—	(1,056)

Balance, December 31, 2009	47,317,602	$473	$446,876	$(323,912)	84,373	$(2,137)	$(781)	$120,519

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flow

(In thousands, except share and per share amounts)

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(51,231)	$(53,457)	$(46,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,905	4,066	2,168
Stock-based compensation	17,476	17,900	11,742
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,944)	(2,627)	(4,666)
Increase in inventories	(17,529)	(9,770)	(4,324)
Decrease (increase) in prepaid expenses, other current assets and other assets	1,017	(1,570)	1,018
Increase (decrease) in accounts payable and accrued expenses	(1,925)	10,117	11,549
Increase (decrease) in deferred revenue	11,803	(6,160)	69,826
Increase (decrease) in deferred rent	(462)	139	5,686

Net cash provided by (used in) operating activities	(48,890)	(41,362)	46,712

Cash flows from investing activities:
Purchases of property and equipment	(11,228)	(11,421)	(11,013)
Purchases of short-term investments	—	—	(2,400)
Redemptions of short-term investments	—	—	2,400
Redemptions of long-term investments	700	800	1,200

Net cash used in investing activities	(10,528)	(10,621)	(9,813)

Cash flows from financing activities:
Proceeds from common stock offerings, net of transaction costs	—	115,780	67
Borrowings under Revolving Line of Credit	—	30,000	—
Payments under Revolving Line of Credit	—	(30,000)	—
Proceeds from warrant exercises	—	—	894
Payments on debt financings	—	—	(5)
Employee Stock Purchase Plan purchases	1,885	1,508	1,184
Proceeds from exercise of common stock options	4,574	3,606	5,466
Payments in common stock	143	154	199
Purchases of treasury stock	(928)	(1,056)	(759)

Net cash provided by financing activities	5,674	119,992	7,046

Effect of exchange rate changes on cash	(26)	25	(292)

Increase (decrease) in cash and cash equivalents	(53,770)	68,034	43,653
Cash and cash equivalents, beginning of period	181,977	113,943	70,290

Cash and cash equivalents, end of period	$128,207	$181,977	$113,943

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

(a) The Company

Auxilium Pharmaceuticals, Inc. along with its subsidiaries, or the Company, is a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences, such as urologists, endocrinologists, certain targeted primary care physicians, hand surgeons, subsets of orthopedic, general, and plastic surgeons who focus on the hand, and rheumatologists. The Company currently has approximately 565 employees, including a sales and marketing organization of over 300 people.

The Company currently market two products in the United States (“U.S.”):

XIAFLEX® (collagenase clostridium histolyticum) is a proprietary, injectable collagenase enzyme for the treatment of Dupuytren’s contracture (“Dupuytren’s”). XIAFLEX received approval from the U.S. Food and Drug Administration (“FDA”) on February 2, 2010 for the treatment of adult Dupuytren’s patients with a palpable cord. Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. The disease is progressive in nature. Typically, nodules develop in the palm as collagen deposits accumulate. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment. The Company launched XIAFLEX for the treatment of adult Dupuytren’s patients with a palpable cord in the U.S. in March 2010, and has partnered with Pfizer Inc. (“Pfizer”) for development and commercialization of XIAPEX® (European Union (“EU”) tradename for XIAFLEX) for Dupuytren’s and Peyronie’s disease in Europe and certain Eurasian countries. The Company is seeking a partner or partners for development and commercialization in the rest of the world.

Testim® testosterone gel is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration. Testim is approved in the U.S., Belgium, Canada, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom (“U.K.”). Ferring International Center S.A. (“Ferring”) and Paladin Labs Inc. (“Paladin”) market Testim on our behalf in certain European countries and Canada, respectively.

The Company’s current product pipeline includes:

Phase III:

•	XIAFLEX for the treatment of Peyronie’s disease (“Peyronie’s”)

Phase II:

•	XIAFLEX for the treatment of Adhesive Capsulitis (“Frozen Shoulder syndrome”)

In addition to the above, the Company has an exclusive option for the exclusive rights to pursue any additional indications for XIAFLEX. The Company also has rights to develop other products for the treatment of pain, urologic disease and hormone replacement using our transmucosal film delivery system.

(b) Liquidity

The Company commenced operations in the fourth quarter of 1999. Since inception, it has incurred losses and negative cash flows from operations. The Company has been dependent upon external financing,

including primarily private and public sales of securities, to fund operations. As of December 31, 2010, the Company had an accumulated deficit of approximately $375,143,000 and expects to incur additional operating losses.

While the Company believes that its current investment balances and expected cash inflows are sufficient for the Company to fund operations beyond reaching profitability, the Company may require additional financing in the future to execute its intended business strategy. There can be no assurances that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, when and if needed. Failure to raise needed funds on satisfactory terms could have a material impact on the Company’s business, operating results or financial condition.

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

(c) Translation of Foreign Financial Statements

The Company established a foreign subsidiary in the United Kingdom in 2000, which uses the pound sterling as its functional currency. Assets and liabilities of the Company’s foreign subsidiary are translated at the year-end rate of exchange. The statements of operations and cash flows for this subsidiary are translated at the average rate of exchange for the year. Gains or losses from translating foreign currency financial statements are accumulated in other comprehensive income (loss) in stockholders’ equity.

(d) Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, accounts receivable, restricted cash deposits, long-term investments, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.

(e) Revenue Recognition

Revenue from product sales is recognized when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable. Otherwise, the arrangement is accounted for as a single unit of accounting.

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

In March 2010, the Company began shipping XIAFLEX to its specialty distributor and specialty pharmacy customers and launched its marketing program for this new product. Under the Company’s agreements with its customers, they have the right to return XIAFLEX for any reason for up to six months after product expiration. As XIAFLEX is new to the marketplace, the Company is currently assessing the flow of product through its distribution channel. Since current authoritative guidance precludes revenue recognition until a reasonable estimate of returns can made, the Company is deferring the recognition of revenues, and related product costs, on XIAFLEX product shipments to its specialty distributor and specialty pharmacy customers until an estimate of returns can made. However, the Company is recognizing XIAFLEX product sale revenues, and related product costs, at the time the product is shipped to physicians for administration to patients. Such revenues have been reduced for estimated discounts and allowances based on the contractual terms of sales. As of December 31, 2010, the amount of deferred XIAFLEX revenues was approximately $1.8 million.

The following individual customers each accounted for at least 10% of total product shipments for any of the respective periods:

	Years Ended December 31,
	2010	2009	2008
AmerisourceBergen Corporation	20%	18%	17%
Cardinal Health, Inc.	37%	41%	35%
McKesson Corporaton	35%	37%	41%

	92%	96%	93%

The collaboration and out-license agreements the Company has entered into contain multiple elements. Where the Company has continuing performance obligations, license and milestone payments are recognized together with up-front payments over the term of the arrangement as the performance obligations are completed, unless the delivered elements have stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered elements in the arrangement. In the case where the arrangement is considered to be a single unit of accounting, cash flows under the arrangements are aggregated and recognized as revenue over the estimated term of the arrangement. In addition, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected period of the arrangement during which continuing performances obligations exist.

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

(g) Accounts Receivable

Accounts receivable, trade consist of amounts due from wholesalers for the purchase of Testim and XIAFLEX. Ongoing credit evaluations of customers are performed and collateral is generally not required.

Accounts receivable, trade are net of allowances for cash discounts, actual returns and bad debts of $725,000 and $473,000 at December 31, 2010 and 2009, respectively.

The following individual customers each accounted for at least 10% of accounts receivable, trade on either of the respective dates:

	December 31,
	2010	2009
AmerisourceBergen Corporation	14%	21%
Cardinal Health, Inc.	34%	41%
McKesson Corporation	33%	34%

	81%	96%

(h) Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs for the Company’s internal manufacturing operations assume full absorption of direct and indirect manufacturing costs and normal capacity utilization. Excess or idle capacity costs, resulting from the plant utilization below normal capacity are recognized as Cost of goods sold in the period incurred. Testim inventory, the production of which is outsourced, is also valued using the first-in, first-out method.

Inventory costs are based on our judgment of probable future commercial use and net realizable value. Inventories produced prior to approval are expensed unless management believes it is probable that the inventory will be salable. The Company continually evaluates and provides reserves for inventory on hand that is in excess of expected future demand or that is not expected to meet approved or anticipated specifications.

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

(j) Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and costs of improvements are capitalized. Depreciation is recognized using the straight-line method based on the estimated useful life of the related assets. Amortization of leasehold improvements is recognized using the straight-line method based on the shorter of the estimated useful life of the related assets or the remaining lease term.

(k) Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2010, the Company has not revised the remaining useful lives of any significant assets.

Included in Other assets as of December 31, 2010 and 2009 is the unamortized balance of $6,933,000 and $6,044,000, respectively, of the license agreement payment to BioSpecifics Technologies Corp (“BioSpecifics”), associated with the upfront and milestone payments received from Pfizer (see Note 8). This payment is being amortized over the estimated 240-month life of this agreement.

(l) Research and Development Costs

Research and development costs include salaries and related expenses for development personnel and fees and costs paid to external service providers. These costs also include the costs of operation of the Horsham manufacturing facilities prior to the commencement of commercial production of XIAFLEX in the fourth quarter of 2009 and, in 2010, certain costs of operation of the Horsham manufacturing facilities for development of a larger scale manufacturing process and other projects. Costs of external service providers include both clinical trial costs and the costs associated with non-clinical support activities such as toxicology testing, manufacturing process development and regulatory affairs. External service providers include contract research organizations, contract manufacturers, toxicology laboratories, physician investigators and academic collaborators. Research and development costs, including the cost of product licenses prior to regulatory approval, are charged to expense as incurred.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net loss	$(51,231)	$(53,457)	$(46,287)

Denominator:
Weighted-average common shares outstanding	47,523,413	43,836,887	41,441,916
Weighted-average unvested restricted common shares subject to forfeiture	(96,564)	(186,112)	(169,359)

Shares used in calculating net loss applicable to common stockholders per share	47,426,849	43,650,775	41,272,557

Basic and diluted net loss per common share	$(1.08)	$(1.22)	$(1.12)

Diluted net loss per common share is computed giving effect to all dilutive potential common stock, including options, and warrants. Diluted net loss per common share for all periods presented is the same as basic net loss per common share because the potential common stock is anti-dilutive. Anti-dilutive common shares not included in diluted net loss per common share are summarized as follows:

	December 31,
	2010	2009	2008
Common stock options	6,136,249	5,359,110	4,425,624
Warrants	—	102,524	1,124,768
Restricted common stock	50,828	168,500	142,000

	6,187,077	5,630,134	5,692,392

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

(r) Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are charged to expense as incurred. Advertising expenses for the years ended December 31, 2010, 2009 and 2008 were $14,568,000, $229,000 and $403,000, respectively.

(s) New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) that revises the authoritative guidance for revenue arrangements with multiple deliverables that contain more than one unit of accounting. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. For the Company, the issue is effective for revenue arrangements entered into or materially modified after December 31, 2010, although early adoption and/or retroactive application are permitted. Application of this new guidance to future outsourcing arrangements may advance the revenue recognition as compared to the previous authoritative guidance.

In January 2010, the FASB issued guidance that amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. These new disclosures are included in Note 3.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Under this guidance, consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone must be evaluated individually to determine if it is substantive. For the Company, this guidance is effective on a prospective basis for milestones achieved in after June 30, 2010, although early adoption is permitted. Through December 31, 2010, the Company has not received milestone payments that meet the criteria of this guidance.

(3) Fair Value Measurement

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

As of December 31, 2010, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$128,207	$128,207	$—	$—
Long-term investments:
Auction rate securities	2,732	—	—	2,732

Total financial assets	$130,939	$128,207	$—	$2,732

	December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$181,977	$181,977	$—	$—
Long-term investments:
Auction rate securities	$3,118	—	—	3,118

Total financial assets	$185,095	$181,977	$—	$3,118

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

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the years ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31,
Long -term investments	2010	2009
Beginning balance	$3,118	$3,419
Transfers into Level 3	—	—
Settlements	(700)	(800)
Unrealized gain- included in other comprehensive income	314	499

Ending balance	$2,732	$3,118

(4) Cash and Cash Equivalents

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. The following summarizes cash, cash equivalents and short-term investments (in thousands):

	December 31,
	2010	2009
Cash and Cash Equivalents
Demand deposits	$1,116	$7,192
Money market accounts	125,191	172,335
Bank certificate of deposit	1,900	—
Obligations of U.S. Government	—	2,450

	$128,207	$181,977

(5) Inventories

Inventories consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Commercial:
Raw materials	$7,163	$4,420
Work-in-process	22,044	1,777
Finished goods	9,593	5,986

Total Commercial	38,800	12,183

Pre-approval:
Raw materials	—	903
Work-in-process	—	6,468

Total Pre-approval	—	7,371

	$38,800	$19,554

Commercial finished goods inventories at December 31, 2010 above are net of a $3,900,000 reserve recorded in 2010 for packaged XIAFLEX inventory that may expire prior to its expected sale date.

On February 2, 2010, the FDA approved XIAFLEX for the treatment of Dupuytren’s. Pre-approval inventory at December 31, 2009 represents raw materials and work-in-process inventories of XIAFLEX that have been capitalized as inventory based on management’s judgment of the probable future use and net realizable value of these inventories.

(6) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated useful life	December 31,
		2010	2009
Office furniture, computer equipment and software	3 to 5 years	$11,795	$8,000
Manufacturing equipment	3 to 10 years	5,283	4,267
Laboratory equipment	7 years	4,754	1,288
Leasehold improvements	lease term	15,386	14,300

		37,218	27,855
Less accumulated depreciation and amortization		(14,710)	(9,406)

		22,508	18,449
Construction-in-progress		7,428	5,778

		$29,936	$24,227

Depreciation expense was $5,304,000, $3,733,000 and $2,130,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

(7) Long-term Investments

Long-term investments at December 31, 2010 and 2009 consist of auction-rate securities (“ARS”) with original maturities ranging up to 40 years. ARS have interest reset dates of 28 or 35 days. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be sold. Since February 2008, the auctions for these securities have failed. Since the Company is unable to predict when the market for these securities will recover, these investments are classified as long-term. These investments are carried at fair value which is below cost. The unrealized loss on these investments at December 31, 2010 and 2009 is included in Accumulated other comprehensive loss since the Company concluded that such losses are temporary in nature.

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

The Company is responsible, at our own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products except for costs paid to third parties to develop the lyophilization of the injection formulation which is shared equally by Auxilium and BioSpecifics.

The Company must pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage of net sales for products covered by the BioSpecifics Agreement. This royalty applies to net sales by us or our sublicensees, including Pfizer. In addition, we must pay BioSpecifics an amount equal to a specified mark-up of the cost of goods sold for products sold by the Company or its sublicensees, including Pfizer.

As a result of the December 2008 amendment to our license with BioSpecifics, which became effective when we executed the agreement with Pfizer, we have paid BioSpecifics 8.5% of the $90,000,000 in upfront and regulatory milestone payments received from Pfizer. We will also owe BioSpecifics 8.5% of any future regulatory or commercial milestone payments received from Pfizer. With regard to any other sublicensee, we must pay BioSpecifics a specified percentage of sublicense income we receive from any other sublicensee, including upfront payments and milestone payments.

The amounts paid to BioSpecifics as a result of Pfizer up-front and milestone payments have been recorded as deferred charges and are being amortized on a straight-line basis to Cost of goods sold over the estimated 240 month life of the Pfizer Agreement. At December 31, 2010 and 2009, the unamortized balance of $6,933,000 and $6,044,000, respectively, is included in Other assets.

Finally, the Company is obligated to make contingent milestone payments upon the filing of regulatory applications and receipt of regulatory approval. As a result of the U.S. approval of XIAFLEX for Dupuytren’s on February 2, 2010, we paid BioSpecifics $1,000,000 which was recorded as research and development expense. Additional milestone obligations will be due if we exercise an option to develop and license XIAFLEX for additional medical indications. Pursuant to the BioSpecifics Agreement, the milestone for each additional indication is $500,000, except for cellulite which is $1,000,000.

On February 15, 2011, the Company filed a complaint against BioSpecifics alleging that BioSpecifics has breached the BioSpecifics Agreement by its commencement of clinical trials for the use of injectable collagenase to treat canine lipomas without the prior knowledge and approval of the parties’ Joint Development Committee (JDC). The Company is seeking preliminary and permanent injunctions ordering BioSpecifics to, among other things, (a) suspend its canine lipoma clinical trial known as Chien-803 and (b) refrain from initiating any new clinical trials related to collagenase until such time as any such trial has been reviewed and approved by the parties’ JDC pursuant to the terms of the BioSpecifics Agreement. In addition, the Company is seeking a declaratory judgment as to the rights and responsibilities of the JDC under the BioSpecifics Agreement. The suit was filed in the Court of Common Pleas, Chester County, Pennsylvania. The court ordered that the papers filed with the court were to be deemed under seal and not available to the public until further order.

(b) Pfizer

In December 2008, the Company entered into a development, commercialization and supply agreement with Pfizer (the “Pfizer Agreement”). Under the Pfizer Agreement, the Company granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAPEX (EU tradename for XIAFLEX) for the treatment of Peyronie’s and Dupuytren’s in the 27 member countries of the EU as it existed as of the effective date of the Pfizer Agreement (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the U.K.), as well as Albania, Armenia, Azerbaijan, Belarus, Bosnia & Herzegovina, Croatia, Georgia, Iceland, Kazakhstan, Kirghiz Republic, Macedonia, Moldova, Montenegro, Norway, Serbia, Switzerland, Tajikistan, Turkey and Uzbekistan (the “Pfizer Territory”). Subject to each party’s termination rights, the term of the Agreement extends on a country-by-country and product-by-product basis from the date of the Agreement until the latest of (i) the date on which the product is no longer covered by a valid patent or patent application in such country, (ii) the 15th anniversary of the first commercial sale by Pfizer of XIAPEX in a given country after the receipt of required regulatory approvals and (iii) a generic entry or competitive product containing the same active ingredient with respect to XIAPEX in such country (the “Term”).

Upon contract signing, Pfizer paid the Company a $75,000,000 non-refundable upfront payment and, in February 2010, an additional $15,000,000 milestone payment. These payments have been deferred and are being amortized, net of associated initial transaction costs of $3,656,000, to revenue on a straight-line basis over the term of the agreement which is currently estimated to be 20 years. The resulting amortization included in Net revenues for 2010, 2009 and 2008 amounted to $4,356,000, $3,568,000 and $137,000, respectively. Pfizer may make up to $395,000,000 in potential payments upon the achievement of certain specified additional regulatory and commercial milestones for XIAPEX (on an indication-by-indication basis or for the product as a whole, as the case may be). Of those milestone payments, a total of $60 million will be payable to the Company by Pfizer upon Pfizer’s achievement of first commercial sale of XIAPEX for Dupuytren’s within the major markets in Europe. Of this $60 million, $30 million will be payable upon first commercial sale in the first country, and a total of $30 million will be payable upon the respective first commercial sales in each of the remaining major markets. Subject to the requirement to make certain specified minimum commercialization payments, Pfizer will make commercialization payments to us based on a percentage of the aggregate annual net sales of XIAPEX in the Pfizer Territory on a quarterly basis. The percentage of Pfizer’s aggregate annual net sales to be paid to us increases in accordance with the achievement of specified thresholds of aggregate annual net sales of XIAPEX in the Pfizer Territory and decreases if a generic to XIAPEX or a pharmaceutical product containing the same active ingredient as XIAPEX is marketed in the Pfizer Territory and the market share of such products exceeds a specified threshold. As defined in the contract, the amount of commercialization payments that Pfizer owes to the Company will be reduced upon occurrence of a supply shortage.

Development costs will be borne by the Party incurring such costs; provided, that the Parties will share development costs associated with activities solely associated with obtaining product approval in the Pfizer Territory. However, Pfizer may, on an indication-by-indication basis, recoup its fifty percent (50%) share of such pre-approval development costs by means of an off-set against the milestone payment due upon first commercial sale for such indication. Pfizer will be responsible for regulatory costs associated with product approval in the Pfizer Territory, and Pfizer may also recoup up to $2,500,000 with respect to such regulatory costs related to Dupuytren’s. Pfizer is solely responsible for costs associated with commercializing XIAPEX in the Pfizer Territory.

The Company is primarily responsible for development activities prior to granting of product approval, and Pfizer is primarily responsible for development activities in the Pfizer Territory thereafter. All development activities will be undertaken pursuant to a defined plan. Pfizer is responsible for preparation of regulatory materials necessary for obtaining and maintaining regulatory approvals. Pfizer is solely responsible for commercializing XIAPEX in the Pfizer Territory during the term of the Pfizer Agreement subject to a defined plan. The Company will control product development at all times outside of the Pfizer Territory.

Either Party may terminate the Pfizer Agreement as a result of the other party’s breach or bankruptcy. Pfizer may terminate the Pfizer Agreement at will; provided that, during a specified period, such termination right is subject to the occurrence of certain specified events relating to the product, product development and regulatory approval.

(c) CPEX Pharmaceuticals

In May 2000, Bentley granted the Company an exclusive, worldwide, royalty-bearing license to make and sell products incorporating its patented transdermal gel formulation technology that contains testosterone (the “May 2000 License”). The Company produces Testim under the May 2000 License. The term of the May 2000 License is determined on a country by country basis and extends until the later of patent right termination in a country or 10 years from the date of first commercial sale. In May 2001, Bentley granted the Company similar rights for a product containing another hormone, the term of which is perpetual. Under these agreements, the Company is required to make up-front and milestone payments upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval. In June 2008, CPEX was spun out of Bentley and is the assignee of certain Bentley assets, including the license agreements and patents we licensed under those agreements. On January 4, 2011, CPEX announced that it has entered into a definitive agreement with FCB I Holdings Inc. (“FCB”), a newly formed company which is controlled by Footstar Corporation, under which FCB, through a wholly-owned subsidiary, will acquire, subject to closing conditions, all of the outstanding common stock of CPEX. The rights and obligations under the license agreements described above will inure to CPEX’s acquirer and continue to be effective, as will our rights and obligations thereunder.

In addition to its royalty obligations, the Company is obligated to pay certain upfront payments and milestones under the license agreements with CPEX. Through December 31, 2010, the Company has made aggregate upfront and milestone payments under the two license agreements with CPEX of $625,000. If all events under the CPEX license agreements occur, the Company would be obligated to pay a maximum of an additional $1,025,000 in milestone payments.

(d) Ipsen

The Company entered into a license and distribution agreement with Ipsen in March 2004 which granted Ipsen an exclusive license to use and sell Testim on a worldwide basis outside the U.S., Canada, Mexico, and Japan, and in January 2008, we amended that agreement to exclude, in addition, China, Poland, Russia, and South Korea and their territories and possessions.

In November 2008, the Company agreed with Ipsen to terminate its distribution agreement for Testim and transfer the marketing authorizations required to promote and sell Testim in the territory to Ferring. The transfer of the marketing authorizations for the 15 countries previously held by Ipsen (Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden and the U.K.) was completed in late 2009. Under the termination agreement, the Company paid Ipsen $750,000 in 2008 and has made additional payments in 2009 to Ipsen of $1,750,000 upon transfer of the marketing authorizations. The remaining balance of deferred revenue associated with the Ipsen agreement, amounting to approximately $6,641,000 after deducting these payments, was recognized as revenue over the life of the termination agreement. The amount of Ipsen contract revenue included in Net revenues for 2009 and 2008 amounted to $6,365,000 and $916,000, respectively.

(e) Ferring

In November 2008, the Company entered into a distribution and license agreement with Ferring. Pursuant to the agreement, the Company appointed Ferring as its exclusive distributor of Testim in certain European countries. The Company also granted Ferring an exclusive, royalty-bearing license to import, market, sell and distribute Testim in these countries. The exclusive appointment and license commenced on a country-by-country basis upon the transfer of the relevant marketing authorizations from Ipsen. Ferring is required to purchase all Testim supply from us and to make certain sales milestone and royalty payments. In addition, Ferring made to the Company up-front payment and milestone payments upon the transfer to it of the marketing authorizations in each European country within the territory which totaled $6,200,000. These payments were deferred and, commencing in July 2009, are being recognized as revenue on a straight-line basis over the contract term which is estimated to be 120 months. The resulting amortization included in Net revenues for 2010 and 2009 was $613,000 and $174,000, respectively.

(f) Paladin

The Company entered into a license and distribution agreement with Paladin in December 2006. We granted Paladin an exclusive license to use and sell Testim in Canada. The terms of this agreement require Paladin to purchase all Testim supply from the Company. Paladin made up-front payments amounting to $500,000 upon contract signing and is required to make milestone and royalty payments. The up-front payments received from Paladin are being recognized as revenue on a straight-line basis over the contract term which is estimated to be 192 months. When earned by us in future periods, additional milestone payments achieved will be amortized over the remaining estimated of the contract. The resulting amortization included in Net revenues for 2010, 2009 and 2008 amounted to $31,000, $31,000 and $19,000, respectively.

(9) Revolving Credit Agreement

On August 4, 2009, the Company entered into a two year revolving credit agreement (the Original Revolving Line of Credit Agreement) with Silicon Valley Bank (“SVB”) which was amended pursuant to a First Loan Modification and Waiver, dated as of on February 25, 2011 (the “Modification”) (as amended, the “Revolving Line of Credit Agreement”). The Original Revolving Line of Credit Agreement included quarterly and cumulative profitability and loss restrictions. The Company obtained waiver agreements from SVB with respect to the application of these covenants to the quarters ended June and September 30, 2010 and, pursuant to the Modification, the quarter ended December 31, 2010. The Modification revised the financial covenants. The Revolving Line of Credit Agreement provides a credit commitment of up to $30.0 million, subject to certain limitations discussed below, and provides SVB with a first priority lien on all our assets as security for borrowings. It also provides for a one-time increase in the amount of the credit commitment of up to $10.0 million upon mutual agreement of the parties. Under the agreement, the Company has drawn a $1.9 million letter of credit which was issued as a security deposit to the landlord of the Company’s manufacturing facility in Horsham, Pennsylvania. Otherwise, there were no outstanding borrowings under this agreement as of December 31, 2010.

Interest on borrowings under the Revolving Line of Credit Agreement accrues at SVB’s prime rate plus 0.50 percent, subject to a minimum prime rate of 4.00 percent. The interest rate on borrowings will reduce to SVB’s prime rate upon achievement by the Company of certain financial measurements. The financial covenants contained in the Revolving Line of Credit Agreement, as amended, requires the Company to maintain a quarterly liquidity ratio (“Minimum Quick Ratio”), defined as the ratio of unrestricted cash and cash equivalents, plus net accounts receivable, divided by current liabilities plus, without duplication, all outstanding credit extensions owed to SVB, but excluding deferred revenue and deferred rent, of at least 1:50 :1.00. If this covenant is not maintained, the Company may not be able to borrow under the agreement or amounts outstanding under the agreement may be declared due and payable.

When “Net Liquidity”, defined as unrestricted cash and cash equivalents at SVB less borrowings from SVB, is greater than $15.0 million there are no restrictions on the amount which may be borrowed under the credit facility. When Net Liquidity is less than $15.0 million, the amount which may be borrowed under the credit facility is limited to specified percentages of certain customer accounts receivables. The Company incurs (1) an annual commitment fee of $150,000, (2) a fee of 0.50 percent per annum on the average unused balance of the commitment and (3), if Net Liquidity is less than $7.5 million, a monthly collateral handling fee of 0.0625 percent of the average monthly amount borrowed. The Revolving Line of Credit Agreement can be terminated by the Company at any time, but is subject to a 1.00 percent fee if such termination is made prior to the maturity date.

(10) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Payroll and related expenses	$11,538	$13,013
Royalty expenses	6,457	5,206
Research and development expenses	2,982	2,498
Sales and marketing expenses	7,359	9,827
Rebates, discounts and returns accrual	19,129	16,218
Other expenses	3,807	4,809

	$51,272	$51,571

(11) Commitments and Contingencies

(a) Leases

The Company leases its main office space and its Horsham, Pennsylvania manufacturing facility under noncancellable operating leases that expire in 2013 and 2017, respectively. Supporting warehouse, laboratory and office space in Horsham are also leased under noncancellable operating leases that will expire in 2017 and 2022, respectively. These leases include periods of free rent and escalating minimum rent payments, and provide allowances to improve the leased facility and other lease incentives. The Company records rent expense for the minimum lease payments on a straight-line basis over the noncancellable lease term. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life of the improvements or the remaining life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The Company also leases office equipment and automobiles. Rent expense was $4,845,000, $4,154,000 and 4,001,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

The lease agreement for the manufacturing facility in Horsham, Pennsylvania has an initial term ending January 1, 2017 and may be extended for two consecutive five-year periods. The Company maintains a bank letter of credit in the amount of $1,900,000 as a security deposit for this lease which is drawn on under the Revolving Line of Credit Agreement with SVB.

Future minimum lease payments under noncancellable operating leases for manufacturing facilities, office space, equipment and automobiles as of December 31, 2010 are as follows:

January 1, 2010 to December 31, 2011	$6,066,000
January 1, 2011 to December 31, 2012	$5,382,000
January 1, 2012 to December 31, 2013	$5,059,000
January 1, 2013 to December 31, 2014	$3,906,000
January 1, 2014 to December 31, 2015	$3,993,000
January 1, 2016 and thereafter	$7,216,000

(b) Supply Agreements

The Company has a supply agreement for the production of Testim with DPT Laboratories, Ltd. (“DPT”) which expires on December 31, 2015. Under the agreement, DPT is required to manufacture, and the Company is required to purchase, a specified percentage of the Company’s annual requirements for Testim. The Company owns approximately $1.1 million of packaging equipment that is used by DPT in Testim production and was placed in service at the end of 2003. The equipment is being amortized over its expected future life. With the Company’s consent, the packaging equipment may be used by DPT to produce products for other customers of DPT, provided DPT pays the Company a royalty and gives the Company manufacturing priority.

On June 26, 2008, the Company entered into a supply agreement (the “Supply Agreement”) with Hollister-Stier Laboratories LLC (“Hollister-Stier”), pursuant to which Hollister-Stier fills and lyophilizes the XIAFLEX bulk drug substance manufactured by the Company and produces sterile diluent. The Supply Agreement sets forth specifications, specific services, timelines, pricing, and responsibilities of the parties. The Supply Agreement is effective for an initial term of three years, unless terminated earlier for cause, and is automatically renewed thereafter for subsequent two year terms, unless or until either party provides notification prior to expiration of the then current term of the contract.

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

(c) Research, Development and License Commitments

As discussed in Note 6, the Company has entered into various licensing agreements. Through December 31, 2010, the Company has made aggregate milestone payments under all agreements of $11,125,000. The Company could make an additional $26,225,000 of contingent milestone payments under all agreements if all underlying events occur over the life of the agreements.

(12) Income Taxes

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009
Net operating losses	$58,526	$64,403
Orphan Drug Credit	35,014	—
Research and development credit	1,103	6,513
Depreciation and amortization	79	629
Accruals and reserves	13,087	9,527
Deferred revenue	25,703	25,388
Stock compensation	15,509	10,441
Other temporary differences	244	89

Gross deferred tax assets	149,265	116,990
Deferred tax assets valuation allowance	(149,265)	(116,990)

	$—	$—

During 2010, the Company completed a study to calculate the amount of Orphan Drug Credit it may claim for research and development expenditures related to XIAFLEX during the 2005 through 2009 periods. As a result of the study, the Company’s federal credit carryforwards increased from $6,513,000 to $36,117,000 as of December 31, 2010, including an estimated amount for 2010. Under the rules of the Internal Revenue Code, the Company’s net operating loss was reduced for the six years ended December 31, 2010 by the amount of the Orphan Drug Credits claimed. Accordingly, as a result of the study, the Company’s deferred tax asset related to net operating loss carryforwards was reduced by $11,905,000 as of December 31, 2010.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2010 and 2009. The valuation allowance in 2010 increased by $32,275,000 over 2009 related primarily to the increase in the Orphan Drug Credit as of December 31, 2009, referenced above, and additional net operating losses incurred by the Company in 2010.

At December 31, 2010, the Company had Federal tax return net operating loss carryforwards of approximately $200,547,000 which will expire in 2019 through 2030, if not utilized, and of which $38,196,000 is a result of windfall stock compensation deductions. The recorded deferred tax asset amount of $58,526,000 for net operating losses shown in the above table is net of these windfall stock compensation deductions which, when realized, will be recorded directly to Additional paid-in capital. The Federal Orphan Drug and research and development credits of $36,117,000 at December 31, 2010 shown in the above table will expire in 2021 through 2030, if not utilized.

In addition, the Company had overall state tax return net operating loss carryforwards of approximately $148,239,000, of which $87,373,000 relate to Pennsylvania, which expires in 2011 through 2030 if not utilized. Future utilization of Pennsylvania net operating loss carryforwards is limited to the greatest of 20% of Pennsylvania taxable income or $3.0 million per year.

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

The Company has conducted a study to determine whether it has experienced any ownership changes, as defined by the Act. As a result of the study, the Company has concluded that it has undergone multiple ownership changes in previous years. Accordingly, the Company’s ability to utilize the aforementioned carryforwards will be limited on an annual basis. The Company believes that such limitations may result in approximately $10,700,000 and $9,400,000 of Federal and state net operating loss carryforwards, respectively, expiring prior to utilization.

The Company and its subsidiaries file income tax returns in the U.K., U.S. and local tax jurisdictions in the U.S. Presently, the Company has not been contacted by the Internal Revenue Service or any state tax jurisdictions for examination of its income tax returns for open periods. As the Company has generated losses for each tax year since inception (except for 2009), all tax years since inception in 1999 through 2010 are open to examination.

As of December 31, 2010, the total amount of gross unrecognized tax benefits was $3,196,000. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2010 is $0. Any increase or decrease to the gross unrecognized tax benefit would result in a corresponding increase or decrease to the valuation allowance against deferred tax assets.

Unrecognized tax benefits for the year ended December 31, 2010 were (in thousands):

2010
Unrecognized Tax benefits beginning of year	$—
Gross change for current year positions	—
Increase for prior period positions	3,196
Decrease for prior period positions	—
Decrease due to settlements and payments	—
Decrease due to statute expirations	—

Unrecognized tax benefits end of year	$3,196

There were no unrecognized tax benefits for the years December 2009 and 2008. The Company does not believe the total amount of unrecognized tax benefits will increase or decrease significantly over the next twelve months.

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

(14) Employee Stock Benefit Plans

(a) Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan (“ESPP”), as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. In June 2010, the stockholders authorized the increase of shares authorized for issuance under ESPP by 500,000 shares from 300,000 shares to 800,000 shares. Employees may contribute up to 10% of their compensation to the ESPP. The purchase price is 85% of the fair value per share of common stock on the date the purchase period begins or the date on which the purchase period ends, whichever is lower. The ESPP restricts the maximum number of shares that an employee may purchase to 15,000 shares during each semi-annual purchase period and to $25,000 worth of common stock during each year. In June 2008, December 2008, June 2009, December 2009, June 2010 and December 2010, employees purchased 25,602, 21,985, 29,546, 31,109, 54,210 and 44,698 shares of common stock at a price of $25.4915, $24.1740, $24.2080, $25.4830, $19.9750 and $17.9350 per share, respectively. At December 31, 2010, there were 486,460 shares available for future grant under the ESPP.

(b) Stock Options and Stock Awards

Under the Company’s 2004 Equity Compensation Plan, amended and restated December 1, 2009, (the “2004 Plan”), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and service providers. The Compensation

Committee of the Board of Directors (the “Compensation Committee”) administers the 2004 Plan and has delegated to each of the Company’s Chief Executive Officer and Chief Financial Officer the authority to grant stock options to newly hired employees and promoted employees below the Vice President level within specified parameters. The members of the Board of Directors may annually elect to receive all, or a designated portion, of their fees in the form of common stock instead of cash. The shares issued pursuant to such elections by Board members are issued under the 2004 Plan. During the year ended December 31, 2010 and 2009, such issuances amounted to 5,868 and 5,026 shares having an aggregate fair value of $143,000 and $154,000, respectively, on the dates of issuance. Otherwise, the Company has, to date, granted only nonqualified stock options and restricted stock awards under the 2004 Plan. Stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, and generally have a ten-year contractual term and vest no later than four years from the date of grant (with some providing for automatic vesting upon a change of control of the Company). The Company issues new shares of common stock upon exercise of stock options. At December 31, 2010, there were 1,258,405 shares available for future grants under the 2004 Plan.

(c) General Stock Option Information

The following tables summarize stock option activity for the three years ended December 31, 2010:

	Years Ended December 31,
	2010	2009	2008
Options outstanding:
Outstanding at beginning of period	5,359,110	4,425,624	3,776,105
Granted	1,843,609	1,592,547	1,568,359
Exercised	(414,316)	(396,088)	(645,562)
Cancelled	(652,154)	(262,973)	(273,278)

Outstanding at end of period	6,136,249	5,359,110	4,425,624

Exercisable at end of period	2,930,866	2,177,464	1,418,731

Weighted average exercise prices:
Outstanding at beginning of period	$21.16	$17.67	$10.27
Granted	29.34	28.21	32.00
Exercised	11.04	9.10	8.47
Cancelled	29.16	23.30	19.48
Outstanding at end of period	23.46	21.16	17.67
Exercisable at end of period	17.88	14.75	9.36

During the year ended December 31, 2010, the Company granted 1,843,609 standard non-qualified stock options to employees and directors to purchase shares of the Company’s common stock pursuant to the 2004 Plan. The options expire ten years from date of grant and their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted. The standard non-qualified stock options granted to employees vest no later than four years from the grant date, assuming continued employment of the grantee.

Of the 652,154 options cancelled during 2010, 504,757 represented unvested options forfeited with an average exercise price of $28.72 and 147,397 represented vested options cancelled with a weighted average exercise price of $30.65. The aggregate intrinsic value of options outstanding and of exercisable options as of December 31, 2010 was $21,275,979 and $20,102,692, respectively. These aggregate intrinsic values represent the total pretax intrinsic value, based on the Company’s stock closing price of $21.10 as of December 31, 2010, that would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised in 2010, 2009 and 2008 was $8,096,000, $8,389,000 and $15,925,000, respectively. As of December 31, 2010, the weighted average remaining contractual life of outstanding options and of exercisable options was 7.43 and 6.20 years, respectively.

The total number of in-the-money options exercisable as of December 31, 2010 was 1,789,386.

During 2008, the Company granted to certain officers 180,000 performance-based options having an exercise price of $32.72. The performance goal for all 180,000 options was met during 2009 and vest at a rate of 33-1/3% on each 10 month anniversary of the BLA filing date of February 27, 2009. These options provided for immediate vesting upon a change in control of the Company while the grantee is employed by, or providing service to, the Company.

(d) Restricted Stock Information

During 2010, the Company granted performance-based restricted stock awards to certain officers. A total of 88,000 shares of restricted stock were subject to these awards and the amount of restricted stock ultimately earned (subject to vesting) was based on U.S. net sales of XIAFLEX in the year ending December 31, 2010. In addition, the Company granted performance stock awards to certain employees instrumental in the preparation of the XIAFLEX product launch under which 15,405 shares of common stock would be issued to them if a certain level of U.S. net sales of XIAFLEX in the year ending December 31, 2010 was attained. All of these awards have been cancelled.

In 2009, the Company granted 79,500 shares of performance-based restricted common stock to certain officers. On February 28, 2010, 70,998 of these restricted common shares were earned under the performance criteria with 23,666 shares vesting immediately. The 8,502 restricted common shares that were not awarded were cancelled on February 28, 2010, and an additional 12,504 restricted common shares were cancelled in connection with the termination of certain officers of the Company. The remaining 34,828 shares of this restricted common stock vest in equal amounts on February 28, 2011 and February 28, 2012, assuming continued employment of the grantee.

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted common stock activity for the three years ended December 31, 2010:

	2010	2009	2008
Nonvested shares:
At beginning of period	168,500	142,000	198,072
Granted	10,000	101,500	2,750
Vested	(106,666)	(75,000)	(58,822)
Cancelled	(21,006)	—	—

At end of period	50,828	168,500	142,000

Weighted average grant date fair value:
At beginning of period	$17.87	$8.07	$7.92
Granted	25.90	29.88	32.67
Vested	12.56	15.57	8.72
Cancelled	28.50	—	—
At end of period	26.21	17.87	8.07

(e) Stock Awards

During 2009, the Company also issued to certain officers and other employees 32,250 shares of common stock having a grant date fair value of $30.00 per share, or $967,500 in the aggregate.

(f) Valuation and Expense Information

Total stock-based compensation expense recorded for the year ended December 31, 2010, 2009 and 2008 amounted to $17,962,000 (including the expense resulting from the stock award modification discussed below), $17,900,000 and $11,742,000, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $1,549,000 and $318,000 at December 31, 2010 and 2009, respectively.

During 2010, the Compensation Committee modified the agreement for existing and future stock option awards to the members of the Board of Directors of the Company. The revised agreement provides that a director who retires in good standing with at least three years of service will have the remaining life of vested options at date of retirement to exercise such vested options. The previous agreement provided a two year post-retirement exercise period for exercise of vested stock options for a director who retires in good standing with at least five years of service. The 2010 compensation expense associated with this modification amounted to $1,163,000 and is included in total stock-based compensation expense of $17,962,000 recorded in 2010.

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

	Year Ended December 31,
	2010	2009	2008
Weighted average assumptions:
Expected life of options (in years)	6.20	6.17	6.17
Risk-free interest rate	2.62%	2.52%	3.13%
Expected volatility	50.08%	50.26%	47.90%
Expected dividend yield	0.00%	0.00%	0.00%

The weighted-average grant date fair value of the options issued in 2010, 2009 and 2008 was $14.95, $14.33 and $16.11, respectively. As of December 31, 2010, there was approximately $19,707,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.40 years. Future grants will add to this total, whereas future amortization and the vesting of existing grants will reduce this total.

(15) Unaudited Quarterly Financial Information (in thousands, except share and per share amounts):

	2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$45,480	$50,487	$53,633	$61,830
Cost of goods sold*	9,451	11,537	11,573	17,165
Research and development expenses*	8,579	11,142	14,429	13,954
Selling, general and administrative expenses*	36,103	41,228	40,337	47,008
Loss from operations	(8,553)	(13,420)	(12,706)	(16,297)
Net loss	(8,609)	(13,471)	(12,754)	(16,396)
Basic and dilued net loss per common share (1)	(0.18)	(0.28)	(0.27)	(0.34)
Weighted average basic and diluted common shares outsanding	47,131,289	47,327,751	47,592,975	47,666,406

*includes the following amounts of stock-based compensation expense:
Cost of goods sold	$—	$3	$7	$146
Research and development	553	804	58	1,283
Selling, general and administrative	3,237	3,825	3,427	4,620

	2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$34,674	$39,194	$42,143	$48,027
Cost of goods sold	7,877	9,239	9,545	10,416
Research and development expenses*	13,534	13,734	12,754	11,375
Selling, general and administrative expenses*	26,403	29,383	34,685	38,711
Loss from operations	(13,140)	(13,162)	(14,841)	(12,475)
Net loss	(13,234)	(13,374)	(14,949)	(11,899)
Basic and dilued net loss per common share (1)	(0.31)	(0.32)	(0.35)	(0.25)
Weighted average basic and diluted common shares outsanding	42,320,072	42,008,009	42,761,821	47,001,779

*includes the following amounts of stock-based compensation expense:
Research and development	$1,132	$1,752	$1,136	$1,027
Selling, general and administrative	3,398	3,117	3,001	3,336

(1)	The sum of the quarterly loss per share amounts may differ from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

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

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements on page 98.

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

AUXILIUM PHARMACEUTICALS, INC.

Date: March 1, 2011	By:	/s/ Armando Anido
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

Signature	Title	Date

/s/ Armando Anido Armando Anido	Chief Executive Officer and President (Principal Executive Officer) and Director	March 1, 2011

/s/ James E. Fickenscher James E. Fickenscher	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2011

/s/ Rolf A. Classon Rolf A. Classon	Chairman	March 1, 2011

/s/ Al Altomari Al Altomari	Director	March 1, 2011

/s/ Edwin A. Bescherer, Jr. Edwin A. Bescherer, Jr.	Director	March 1, 2011

/s/ Peter Brandt Peter Brandt	Director	March 1, 2011

/s/ Philippe O. Chambon Philippe O. Chambon	Director	March 1, 2011

/s/ Oliver S. Fetzer Oliver S. Fetzer	Director	March 1, 2011

/s/ Paul A. Friedman Paul A. Friedman	Director	March 1, 2011

/s/ Renato Fuchs Renato Fuchs	Director	March 1, 2011

/s/ William T. McKee William T. McKee	Director	March 1, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

4	Third Amended and Restated Investors Rights Agreement, dated October 31, 2003, by and among the Registrant and parties listed therein (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.1*	License Agreement, dated May 31, 2000, as amended, between Bentley Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2009, File No. 000-50855, and incorporated by reference herein).

10.2*	License Agreement, dated May 31, 2001, as amended, between Bentley Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.3*	The Amended and Restated Development and License Agreement, dated December 11, 2008, by and between BioSpecifics Technologies Corp. and the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 18, 2008, File No. 000-50855, and incorporated by reference herein).

10.4*	License and Distribution Agreement, dated March 26, 2004, between Ipsen Pharma GmbH and the Registrant (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.5*	Manufacturing Agreement, dated April 23, 2002, between DPT Laboratories, Ltd. and Registrant (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.6*	First Amendment, dated May 28, 2002 to Manufacturing Agreement between DPT Laboratories, Ltd. and the Registrant, dated April 23, 2002 (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-114685, and incorporated by reference herein).

10.7*	Third Amendment, dated September 14, 2005, to Manufacturing Agreement between DPT Laboratories, Ltd. and the Registrant, dated April 23, 2002 (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on September 20, 2005, File No. 000-50855, and incorporated by reference herein).

10.8*	Termination Agreement, dated November 24, 2008, by and between Ipsen Pharma GmbH and the Registrant (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-50855, and incorporated by reference herein).

10.9	Agreement of Lease, dated December 31, 2004, between Liberty Property Limited Partnership, as landlord, and Auxilium Pharmaceuticals, Inc., as tenant, as amended by the First Amendment to Agreement of Lease, dated as of June 1, 2006, by and between Auxilium Pharmaceuticals, Inc. and Liberty Property Limited Partnership and the Second Amendment to Agreement of Lease, dated February 22, 2008, between Auxilium Pharmaceuticals, Inc. and Liberty Property Limited Partnership (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2008, File No. 000-50855, and incorporated by reference herein).

10.10	Form of Securities Purchase Agreement, dated June 28, 2005 (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on July 1, 2005, File No. 000-50855, and incorporated by reference herein).

10.11	Form of Amendment to Securities Purchase Agreement, dated December 30, 2005 (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, File No. 000-50855, and incorporated by reference herein).

10.12#	Registrant’s 2004 Equity Compensation Plan, amended and restated as of December 1, 2009 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50855, and incorporated by reference herein).

10.13#	Form of Nonqualified Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.14#	Form of Nonqualified Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.15#	Form of Incentive Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.16#	Form of Incentive Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.17#	Registrant’s 2006 Employee Stock Purchase Plan, Amended and Restated, Effective as of April 18, 2010 (filed as Exhibit A to the Registrant’s Definitive Proxy Statement, dated April 30, 2010, for its 2010 Annual Meeting of Stockholders, and incorporated by reference herein).

10.18#†	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and James E. Fickenscher.

10.19#	Amended and Restated Employment Agreement, dated December 18, 2008, by and between the Registrant and Jyrki Mattila, M.D., Ph.D.(filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50855, and incorporated by reference herein).

10.20#†	Amended and Restated Employment Agreement, dated December 23, 2010 by and between the Registrant and Jennifer Evans Stacey.

10.21#†	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and Armando Anido.

10.22#	Amended and Restated Employment Agreement dated, December 17, 2008, by and between the Registrant and Dr. Anthony DelConte (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50855, and incorporated by reference herein).

10.23#†	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and Roger D. Graham, Jr.

10.24#	Form of Restricted Stock Grant Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2007, File No. 000-50855, and incorporated by reference herein).

10.25#	Form of Nonqualified Stock Option Agreement for awards to Non-Employee Directors under the Registrant’s 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2010, File No. 000-50855, and incorporated by reference herein).

10.26#	Form of Nonqualified Stock Option Agreement for awards to Executive Officers under the Registrant’s 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2009, File No. 000-50855, and incorporated by reference herein).

10.27*	Supply Agreement, dated June 26, 2008, between the Registrant and Hollister-Stier Laboratories LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-50855, and incorporated by reference herein).

10.28	First Amendment to Lease Agreement, dated September 29, 2008, by and between the Registrant and ARE-PA Region No. 6, LLC (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2008, File No. 000-50855, and incorporated by reference herein).

10.29*	Development, Commercialization and Supply Agreement dated December 17, 2008, by and among, the Registrant, Auxilium International Holdings, Inc. and Pfizer, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2008, File No. 000-50855, and incorporated by reference herein). The Registrant has recently disclosed publicly certain information in this exhibit that was previously omitted pursuant to an Order Granting Confidential Treatment issued by the SEC. Pursuant to Rule 24b-2(f), the Registrant hereby resubmits this exhibit, including the information previously omitted but now publicly disclosed.

10.30*	Loan and Security Agreement, dated August 4, 2009, between Silicon Valley Bank, Auxilium Pharmaceuticals, Inc., Auxilium International Holdings, Inc. and Auxilium U.S. Holdings, LLC (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009, File No. 000-50855, and incorporated by reference herein).

10.31#	Auxilium Pharmaceuticals, Inc. Non-Employee Director Compensation Plan, effective as of July 1, 2009 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009, File No. 000-50855, and incorporated by reference herein).

10.32#†	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and Benjamin J. Del Tito, Jr., Ph.D.

10.33#†	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and Edward J. Arcuri.

10.34#†	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and Alan Wills.

10.35#	Agreement and Release, dated March 18, 2010, by and between the Registrant and Dr. Jyrki Mattila (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2010, File No. 000-50855, and incorporated by reference herein).

10.36#	Agreement and Release, dated August 20, 2010, by and between the Registrant and Dr. Anthony DelConte (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2010, File No. 000-50855, and incorporated by reference herein).

10.37	First Loan Modification and Waiver, dated as of February 25, 2011, by and between the Registrant and Silicon Valley Bank.

10.38#	Amendment No. 2 to the Nonqualified Stock Option Agreement of Auxilium Pharmaceuticals, Inc., dated June 3, 2010, by and between the Registrant and Dennis Langer (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2010, File No. 000-50855, and incorporated by reference herein)..

21	Subsidiaries of Registrant (filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

23†	Consent of PricewaterhouseCoopers LLP.

24†	Power of Attorney (included on signature page).

31.1†	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2†	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32†	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350).

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

*	Certain information in this exhibit has been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC.
†	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
§	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.