Form 10-Q
period 2011-03-31
AUXILIUM PHARMACEUTICALS INC
filed 2011-05-10
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 47,840,162.

AUXILIUM PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$130,867	$128,207
Accounts receivable, trade, net	33,482	32,624
Accounts receivable, other	1,841	909
Inventories	41,243	38,800
Prepaid expenses and other current assets	2,750	2,372

Total current assets	210,183	202,912
Property and equipment, net	30,511	29,936
Long-term investments	2,747	2,732
Other assets	8,900	8,324

Total assets	$252,341	$243,904

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,128	$5,085
Accrued expenses	55,603	51,272
Deferred revenue, current portion	5,766	6,828
Deferred rent, current portion	1,014	988

Total current liabilities	66,511	64,173

Deferred revenue, long-term portion	91,568	78,889

Deferred rent, long-term portion	6,235	6,399

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 47,969,411 and 47,904,563 shares at March 31, 2011 and December 31, 2010, respectively	480	479
Additional paid-in capital	478,234	472,665
Accumulated deficit	(386,989)	(375,143)
Treasury stock at cost: 130,587 and 123,539 shares at March 31, 2011 and December 31, 2010, respectively	(3,223)	(3,065)
Accumulated other comprehensive loss	(475)	(493)

Total stockholders’ equity	88,027	94,443

Total liabilities and stockholders’ equity	$252,341	$243,904

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net revenues	$58,369	$45,480

Operating expenses*:
Cost of goods sold	11,252	9,451
Research and development	15,754	8,479
Selling, general and administrative	43,159	36,103

Total operating expenses	70,165	54,033

Loss from operations	(11,796)	(8,553)
Interest income	41	35
Interest expense	(91)	(91)

Loss before income taxes	(11,846)	(8,609)
Provision for income taxes	—	—

Net loss	$(11,846)	$(8,609)

Basic and diluted net loss per common share	$(0.25)	$(0.18)

Weighted average common shares outstanding	47,765,284	47,131,289

*includes the following amounts of stock-based compensation expense:
Cost of goods sold	$13	$—
Research and development	803	553
Selling, general and administrative	3,528	3,237

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,846)	$(8,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,344	3,790
Depreciation and amortization	1,656	1,289
Changes in operating assets and liabilities:
Increase in accounts receivable, trade and other	(1,790)	(2,752)
Increase in inventories	(1,921)	(7,853)
Increase in prepaid expenses and other assets	(1,110)	(474)
Increase (decrease) in accounts payable and accrued expenses	3,369	(5,304)
Increase in deferred revenue	11,617	14,685
Decrease in deferred rent	(138)	(111)

Net cash provided by (used in) operating activities	4,181	(5,339)

Cash flows from investing activities:
Purchases of property and equipment	(2,075)	(2,254)
Redemptions of long-term investments	—	400

Net cash used in investing activities	(2,075)	(1,854)

Cash flows from financing activities:
Proceeds from exercise of common stock options	669	1,220
Treasury stock acquisition	(158)	(216)
Payments in common stock	35	32

Net cash provided by financing activities	546	1,036

Effect of exchange rate changes on cash	8	(15)

Increase (decrease) in cash and cash equivalents	2,660	(6,172)

Cash and cash equivalents, beginning of period	128,207	181,977

Cash and cash equivalents, end of period	$130,867	$175,805

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2011

(In thousands, except share amounts)

(Unaudited)

							Accumulated other comprehensive loss
			Additional paid-in capital
	Common stock			Accumulated deficit	Treasury Stock
	Shares	Amount			Shares	Cost		Total
Balance, January 1, 2011	47,904,563	$479	$472,665	$(375,143)	123,539	$(3,065)	$(493)	$94,443
Exercise of common stock options	63,229	1	668	—	—	—	—	669
Stock-based compensation	—	—	4,866	—	—	—	—	4,866
Payments in common stock	1,619	—	35	—	—	—	—	35
Treasury stock acquisition	—	—	—	—	7,048	(158)	—	(158)
Other comprehensive income	—	—	—	—	—	—	18	18
Net loss	—	—	—	(11,846)	—	—	—	(11,846)

Balance, March 31, 2011	47,969,411	$480	$478,234	$(386,989)	130,587	$(3,223)	$(475)	$88,027

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at March 31, 2011 and for the respective three-month periods ended March 31, 2011 and 2010 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2010 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2010 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b)	Net Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss	$(11,846)	$(8,609)

Denominator:
Weighted-average common shares outstanding	47,809,054	47,258,667
Weighted-average unvested restricted common shares subject to forfeiture	(43,770)	(127,378)

Shares used in calculating net loss per common share	47,765,284	47,131,289

Basic and diluted net loss per common share	$(0.25)	$(0.18)

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

	March 31,
	2011	2010
Common stock options	7,128,739	6,442,030
Warrants	—	102,524
Restricted stock awards	91,447	127,080

	7,220,186	6,671,634

(c)	XIAFLEX Revenue Recognition

Up-front and milestone payments-

On March 22, 2011, the Company entered into a development, commercialization and supply agreement with Asahi Kasei Pharma Corporation (“Asahi”) (the “Asahi agreement”). See Note 5 for a summary of the contract terms. For accounting purposes, the Company has determined that the Asahi agreement requires several deliverables, including development and commercialization rights and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the supply element of the Asahi agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the associated royalties on net sales of the product will be recognized as revenue when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements do not have stand-alone value to Asahi. The up-front payment of $15,000,000 received from Asahi and all potential future milestone payments are considered to relate to this one combined unit of accounting and will be amortized to revenue on a straight-line basis over the estimated life of the Asahi agreement, which is estimated to be 20 years. When future milestones are earned, the Company will record as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date the milestone.

The Company owes BioSpecifics Technologies Corp. (BioSpecifics) $750,000 for its share of the up-front payment received from Asahi. This amount will also be deferred and amortized as cost of goods sold on a straight-line basis over the estimated life of the Asahi agreement. As potential future milestone payments are received from Asahi, the required payments to BioSpecifics for their share of such milestone payments will be recognized as cost of goods sold, or as deferred costs, in proportion to the related milestone revenue or deferral, respectively.

In April 2011, the Company announced the achievement of a $30,000,000 regulatory milestone upon the first sale of XIAPEX in the United Kingdom by Pfizer Inc. (“Pfizer”), its European partner. As a result of accomplishing this milestone, the Company received a $26,091,000 payment from Pfizer. This payment represents the $30,000,000 milestone, net of certain development and regulatory costs that Pfizer was contractually allowed to recoup upon achievement of the milestone. This milestone payment is considered to be contingent consideration relating to the license, development and regulatory deliverables under the agreement with Pfizer which together are being accounted for as one unit of accounting. As such, this contingent consideration is recognized as revenue on a straight-line basis over the estimated life of the contract with a cumulative catch-up adjustment recorded on the date the milestone is earned for the period of time since inception of the agreement through such milestone date. The Company owes BioSpecifics approximately $2,218,000 as its share of the milestone payment and this amount will be recognized as cost of goods sold, or as deferred costs, in proportion to the related milestone revenue or deferral, respectively.

Product sales-

In March 2010, the Company began shipping XIAFLEX to its specialty distributor and specialty pharmacy customers. As XIAFLEX was new to the marketplace, the Company could not reasonably assess the flow of product through its distribution channels, market acceptance and potential product returns. As a result, the Company deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. Based on historical experience gathered through the end of the first quarter of 2011, the company began in the first quarter of 2011 to recognize revenue for XIAFLEX sales at the time of shipment of the product to its specialty distributor, specialty pharmacy and wholesale customers. As a result of this change in revenue recognition, net revenues for the three months ended March 31, 2011 include a benefit of $1,804,000 (representing revenue previously deferred, net of allowances of $59,000) and the net loss for the three months ended March 31, 2011 includes a benefit of $1,743,000, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

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

As of March 31, 2011, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$130,867	$130,867	$—	$—
Long-term investments:
Auction rate securities	$2,747	—	—	2,747

Total financial assets	$133,614	$130,867	$—	$2,747

	December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$128,207	$128,207	$—	$—
Long-term investments:
Auction rate securities	$2,732	—	—	2,732

Total financial assets	$130,939	$128,207	$—	$2,732

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

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the three months ended March 31, 2011 (in thousands):

Long-term Investments
Beginning balance	$2,732
Transfers into Level 3	—
Settlements	—
Unrealized gain-included in other comprehensive income	15

Ending balance	$2,747

3.	INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$7,084	$7,163
Work-in-process	25,087	22,044
Finished goods	9,072	9,593

	$41,243	$38,800

Finished goods inventories at March 31, 2011 and December 31, 2010 above are net of a $3,900,000 reserve recorded in 2010 for packaged XIAFLEX inventory that may expire prior to its expected sale date.

4.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Payroll and related expenses	$7,425	$11,538
Royalty expenses	6,374	6,457
Research and development expenses	5,660	2,982
Sales and marketing expenses	12,049	7,359
Rebates, discounts and returns accrual	20,795	19,129
Other expenses	3,300	3,807

	$55,603	$51,272

5.	COLLABORATION AND LICENSE AGREEMENT

Under the Asahi agreement, the Company granted Asahi the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren’s and Peyronie’s in Japan. Asahi also was granted the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in Japan during the term of the Asahi agreement. In addition to an up-front payment of $15,000,000 that the Company received in March 2011, Asahi may make up to $247,000,000 in potential payments, with $37,000,000 tied to development and regulatory milestones and $210,000,000 in milestones based on achievement of aggregate annual net sales thresholds. Further, the Asahi agreement provides for quarterly royalty payments based on a specified percentage of net sales of XIAFLEX in Japan. This royalty percentage increases upon the achievement of a specified threshold of aggregate annual net sales of XIAFLEX and decreases if a generic to XIAFLEX is marketed in Japan.

As provided in the Asahi agreement, Asahi is primarily responsible for the clinical development, regulatory and commercialization activities for the Japanese market and the Company will be reimbursed for all costs it may incur in connection with these activities. The Company retains the responsibility for development of XIAFLEX for the treatment of Peyronie’s outside the Japanese market, and will be responsible for all clinical and commercial manufacturing and supply of XIAFLEX for the Japanese market. Subject to each party’s termination rights, the term of the Asahi agreement extends on a product-by-product basis from the date of the agreement until the last to occur of (i) the date on which the product is no longer covered by a valid patent, (ii) the 15th anniversary of the first commercial sale of the product, or (iii) the generic entry in the Japanese market.

6.	STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services. As of March 31, 2011, the Company has granted non-qualified stock options and restricted stock under this plan. At March 31, 2011, there were 16,153 shares available for future grants under the 2004 Plan.

(a)	Stock Option Information

During the three months ended March 31, 2011, the Company granted non-qualified stock options to purchase 1,117,344 shares of the Company’s common stock pursuant to the 2004 Plan. These options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted and they vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the three month period ended March 31, 2011:

	Three Months Ended March 31, 2011
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2010	6,136,249	$23.46
Granted	1,117,344	22.15
Exercised	(63,229)	10.58
Forfeited	(61,625)	27.91

Outstanding at March 31, 2011	7,128,739	23.33	7.60	$21,328,000

Exercisable at March 31, 2011	3,616,766	19.34	6.34	21,203,000

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $21.47 as of March 31, 2011, that would have been received by the option holders had all option holders exercised their options as of that date. During the three months ended March 31, 2011, total intrinsic value of options exercised was $781,573. As of March 31, 2011, exercisable options to purchase 1,877,520 shares of the Company’s common stock were in-the-money.

(b)	Stock Awards

During the three months ended March 31, 2011, the Company granted performance-based restricted stock awards to certain officers. A total of 122,500 shares of restricted stock are subject to these awards and the amount of restricted stock ultimately earned (subject to vesting) is based on U.S. net sales of XIAFLEX in the year ending December 31, 2011. The number of shares of restricted stock earned will vest 33 1/3% on the date the performance goal is achieved with the balance vesting in two equal installments thereafter on the first and second anniversary of the date the performance goal is achieved. As of March 31, 2011, management estimates that the issuance of approximately 81,000 shares of restricted stock is probable under these awards.

In addition, during the three months ended March 31, 2011, the Company granted 64,033 restricted share units to certain employees. These restricted share units vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee. Upon vesting, each restricted share unit is converted into one share of the common stock of the Company.

(c)	Restricted Stock

The following table summarizes the restricted stock activity for the three-month period ended March 31, 2011:

	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2010	50,828	$26.21
Vested	(23,414)	24.62
Cancelled	—

Nonvested at March 31, 2011	27,414	27.55

(d)	Valuation Assumptions and Expense Information

Total stock-based compensation costs charged against income for the three months ended March 31, 2011 and 2010 amounted to $4,344,000 and $3,790,000, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $535,000 and $376,000 for three months ended March 31, 2011 and 2010, respectively.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended March 31,
	2011	2010

Weighted average assumptions:
Expected life of options (in years)	6.25	6.25
Risk-free interest rate	2.56%	2.80%
Expected volatility	50.52%	49.80%
Expected dividend yield	0.00%	0.00%

During the three months ended March 31, 2011, the weighted-average grant-date fair value of options granted was $11.38. As of March 31, 2011, there was approximately $36,925,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.78 years.

7.	OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(11,846)	$(8,609)
Other comprehensive income:
Unrealized gain on long-term investments	15	—
Foreign currency translation adjustment	3	(12)

Comprehensive loss	$(11,828)	$(8,621)

The foreign currency translation amounts relate to the Company’s foreign subsidiary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

•	the commercial success in the United States (U.S.) of XIAFLEX® (collagenase clostridium histolyticum) for the treatment of adult Dupuytren’s contracture (Dupuytren’s) patients with a palpable cord;

•	the success of the launch in the European Union (“EU”) of XIAPEX® (EU tradename for XIAFLEX) for Dupuytren’s and Peyronie’s disease;

•	the success of the development and commercialization in Japan of XIAFLEX;

•	achieving market acceptance of XIAFLEX by physicians and patients;

•	obtaining and maintaining third-party payor coverage and reimbursement for XIAFLEX, Testim® and our product candidates;

•	the size of addressable markets for XIAFLEX, Testim and our other product candidates;

•	achieving market acceptance of Testim by physicians and patients and competing effectively with other Testosterone Replacement Therapy (TRT) products;

•	growth in sales of Testim;

•	growth of the overall androgen market;

•	the ability to manufacture or have manufactured XIAFLEX, Testim and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	the availability of and ability to obtain additional funds through public or private offerings of debt or equity securities;

•	obtaining and maintaining all necessary patents or licenses;

•	purchasing ingredients and supplies necessary to manufacture XIAFLEX, Testim and our product candidates at terms acceptable to us;

•	the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•	the ability to enroll patients in clinical trials for XIAFLEX in the expected timeframes;

•	the ability to obtain authorization from U.S. Food and Drug Administration (FDA) or other regulatory authority to initiate clinical trials of XIAFLEX within the expected timeframes;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	results of clinical trials;

•	meeting applicable regulatory standards, filing for and receiving required regulatory approvals;

•	complying with the terms of our licenses and other agreements;

•	changes in industry practice;

•

changes in the markets for, acceptance by the medical community of, and exclusivity protection for, our products and product candidates as a result of the Patient Protection and Affordable Care Act and the associated reconciliation bill or any amendments thereto or any full or partial repeal thereof; and

•	one-time events.

These risks and uncertainties are not exhaustive. For a more detailed discussion of risks and uncertainties, see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and “Item 1A – Risk Factors” of Part II of this Quarterly Report. Other sections of this Quarterly Report and our other SEC filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects. Moreover, we operate in a very competitive and rapidly changing environment. Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws. We qualify all forward-looking statements by these cautionary statements.

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

We currently market two products in the United States (“U.S.”):

XIAFLEX® (collagenase clostridium histolyticum) is a proprietary, injectable collagenase enzyme for the treatment of Dupuytren’s contracture (“Dupuytren’s”). XIAFLEX received approval from the U.S. Food and Drug Administration (“FDA”) on February 2, 2010 for the treatment of adult Dupuytren’s patients with a palpable cord. Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. The disease is progressive in nature. Typically, nodules develop in the palm as collagen deposits accumulate. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment. We launched XIAFLEX for the treatment of adult Dupuytren’s patients with a palpable cord in the U.S. in March 2010, and we have partnered with Pfizer Inc. (“Pfizer”) for development and commercialization of XIAPEX® (European Union (“EU”) tradename for XIAFLEX) for Dupuytren’s and Peyronie’s disease in Europe and certain Eurasian countries. Pfizer received marketing authorization by the European Commission on February 28, 2011 for the treatment of Dupuytren’s in adult patients with a palpable cord and began sales in the EU in April 2011. We have partnered with Asahi Kasei Pharma Corporation for development and commercialization of XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in Japan. We are seeking a partner or partners for development and commercialization in the rest of the world.

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

In addition to the above, we have an exclusive option for the exclusive rights to pursue any additional indications for XIAFLEX (other than dermal formulations labeled for topical administration).

We also have rights to develop other products for the treatment of pain, urologic disease and hormone replacement using our transmucosal film delivery system.

Recent Developments

On April 11, 2011 we announced that we will receive a $30 million regulatory milestone payment (net of contractual deductions) from our EU partner, Pfizer, following the first sale of XIAPEX in the United Kingdom, the first major EU market. We subsequently received a $26.1 million payment from Pfizer, representing the $30.0 million milestone, net of certain development and regulatory costs that Pfizer was contractually allowed to recoup upon achievement of the milestone. We are eligible to receive up to $30.0 million in additional regulatory milestone payments for this indication, which will be payable in $7.5 million increments, following Pfizer’s first sale of XIAPEX in each of the remaining major markets of the EU. In addition, we owe BioSpecifics $2.2 million as its share of the $26.1 million milestone payment.

On March 22, 2011, we announced that we have granted Asahi Kasei Pharma exclusive rights to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Asahi Kasei Pharma will be primarily responsible for the clinical development, regulatory and commercialization activities for XIAFLEX in Japan. We received a $15.0 million up-front payment from Asahi Kasei Pharma in the first quarter of 2011.

On March 9, 2011, we exceeded the target enrollment for the double-blind placebo-controlled phase III program of XIAFLEX for the treatment of Peyronie’s disease. In excess of 800 patients have been enrolled in the two double blind placebo controlled phase III trials. Top-line data is expected in the first half of 2012.

Beginning January 1, 2011, a new XIAFLEX-specific J-code (J0775) was available for use in the U.S. to identify XIAFLEX for obtaining reimbursement from Medicare, Medicaid and commercial health plans.

Results of Operations

Change in XIAFLEX Revenue Recognition

As discussed in Note 1 (c) to the Company’s consolidated financial statements contained herein, in the first quarter of 2011 the Company began recognizing revenue for XIAFLEX sales at the time of shipment to its specialty distributor, specialty pharmacy and wholesale customers. In 2010, the Company deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. As a result of this change in revenue recognition, net revenues for the three months ended March 31, 2011 include a benefit of $1.8 million (representing revenue previously deferred, net of allowances of $0.1 million) and the net loss for the three months ended March 31, 2011 includes a benefit of $1.7 million, or $0.04 per share (representing the one-time net revenue benefit partially offset by the related cost of goods sold).

Three Months Ended March 31, 2011 and 2010

Net revenues. Net revenues for the three months ended March 31, 2011 and 2010 comprise the following:

	Three months ended March 31,
	2011	2010	Change	% Change
	(in thousands)
Testim revenues-
Net U.S. revenues	$45.5	$43.9	$1.6	4%
International product shipments	0.3	0.2	0.1	79%
International contract revenue	0.3	0.1	0.2	101%

	46.1	44.2	1.9	4%

XIAFLEX revenues-
Net U.S. revenues	8.7	0.2	8.5	5083%
Revenue recognition change	1.8	—	1.8	n/a
International contract revenue	1.8	1.1	0.7	64%

	12.3	1.3	11.0	732%

Total net revenues	$58.4	$45.5	$12.9	28%

Revenue allowance as a percentage of gross U.S. revenues	23%	21%	2%

The increase in gross Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, partially offset by an increase revenue allowances and a reduction in wholesale channel inventories. According to National Prescription Audit data from IMS Health, a pharmaceutical market research firm, Testim total prescriptions for the first quarter of 2011 grew 9% over the comparable period of 2010. We believe that Testim prescription growth in the 2011 period over the 2010 period was driven by physician and patient acceptance that Testim provides better patient outcomes, the shift in prescriptions away from the testosterone patch product and the other gel product to Testim, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim revenues the first quarter of 2011 benefited from price increases having a cumulative impact of 6% over the comparable 2010 period. We estimate that Testim net U.S. revenues for the first quarter of 2011 were negatively impacted by approximately $3.5 million as wholesalers decreased their inventory levels by seven days during the quarter. International contract revenues shown in the above table represent the amortization of deferred up-front, milestone and royalty payments we have received under our out-licensing agreements.

Including the change in revenue recognition discussed above, total revenues for XIAFLEX in the first quarter of 2011 were $12.3 million compared to $1.3 million in the first quarter of 2010. Net revenues for the three months ended March 31, 2011 include $8.7 million of net product sales of XIAFLEX compared to the $0.2 million recorded in the first quarter of 2010 following the initial U.S. product sales of XIAFLEX for Dupuytren’s, which was launched late in the first quarter of 2010. The increase in XIAFLEX international contract revenue for the first quarter of 2011 over the comparable period in 2010 is principally due to a cumulative catch-up adjustment relating to prior year contract milestones.

Revenue allowances as a percentage of gross U.S. revenues for the first quarter of 2011 compared to that of 2010 increased due to higher levels of managed care contract rebates and government health plan charge-backs.

Cost of goods sold. Cost of goods sold was $11.3 million and $9.5 million for the three months ended March 31, 2011 and 2010, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to our licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended March 31, 2011 over the comparable period in 2010 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 81% in the first quarter of 2011 compared to 79% in the comparable 2010 period. The increase in the gross margin rate is due to the contribution of high margin XIAFLEX product sales including a contribution from the impact of the change in revenue recognition, and year-over-year price increases of Testim in the U.S., partially offset by favorable Testim product cost adjustments recorded in 2010, and increased managed care rebates. In addition, gross margin on XIAFLEX U.S. product sales reflect the benefit of the recognition of past claims from our licensor of approximately $1.1 million in the first quarter of 2011, whereas such claims were not significant in the first quarter of 2010.

Research and development expenses. Investments in research and development for the quarter ended March 31, 2011 was $15.8 million, compared to $8.5 million for 2010. The increase results principally from the activities related to the phase III XIAFLEX clinical trials for Peyronie’s disease, costs incurred to address inspection comments received from European regulators concerning our manufacturing plant, and the continued development of a larger scale XIAFLEX production process.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $43.2 million for the quarter ended March 31, 2011 compared with $36.1 million for the year-ago quarter. The increase was primarily due to the addition of the sales and reimbursement field force and infrastructure, and promotional and training activity in support of the launch of XIAFLEX for Dupuytren’s in the U.S.

Interest income. Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense. Interest expense relates primarily to the costs associated the Company’s two year $30 million revolving credit line which was secured in August 2009.

Liquidity and Capital Resources

We had $130.9 million and $128.2 million in cash and cash equivalents as of March 31, 2011 and December 31, 2010, respectively. We believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations beyond reaching profitability based on our current plans and expectations. We may, however, elect to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

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

Sources and Uses of Cash

Cash provided by operations was $4.2 million for the three months ended March 31, 2011 compared to cash used in operations of $5.3 million for the comparable 2010 period. Cash provided by operations in 2011 resulted primarily from the $15.0 million up-front payment received from Asahi substantially offset by operating losses, net of stock compensation expenses and other non-cash charges. Cash used in operations for 2010 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges, offset in part by approximately $13.7 million of net milestone receipts in the first quarter of 2010.

Cash used in investing activities was $2.1 million for the three months ended March 31, 2011 compared to cash used of $1.9 million for the three months ended March 31, 2010. The cash impact of investing activities relates primarily to our investments in property and equipment and, in 2010, to the net of the redemptions of long-term investments. Our investments in property and equipment relate primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure for the production of XIAFLEX.

Cash provided by financing activities was $0.5 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively. Cash provided by financing activities in both periods results primarily from cash receipts from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers and employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

New Accounting Pronouncements

See Note 1(d) - New Accounting Pronouncements to the Company’s Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. There have been no significant changes in our exposure to market risks since December 31, 2010. Refer to “Item 7 A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

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

As previously reported in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2010, on February 15, 2011, we filed a complaint against BioSpecifics Technologies Corp. (“BioSpecifics”) alleging that BioSpecifics has breached the Amended and Restated Development and License Agreement, dated December 11, 2008, by and between BioSpecifics and the Company (the “BioSpecifics Agreement”) by its commencement of clinical trials for the use of injectable collagenase to treat canine lipomas without the prior knowledge and approval of the parties’ Joint Development Committee (“JDC”). We are seeking preliminary and permanent injunctions ordering BioSpecifics to, among other things, (a) suspend its canine lipoma clinical trial known as Chien-803 and (b) refrain from initiating any new clinical trials related to collagenase until such time as any such trial has been reviewed and approved by the parties’ JDC pursuant to the terms of the BioSpecifics Agreement. In addition, we are seeking a declaratory judgment as to the rights and responsibilities of the JDC under the BioSpecifics Agreement. The suit was filed in the Court of Common Pleas, Chester County, Pennsylvania. The court ordered that the papers filed with the court were to be deemed under seal and not available to the public until further order.

We are also party to various other actions and claims arising in the normal course of business that we do not believe are material. One example of such a claim is a complaint filed, on May 2, 2011, in the Supreme Court of the State of New York, Nassau County, Commercial Division by BioSpecifics against Recipharm AB, RecipharmCobra Holdings Limited (Recipharm entities collectively “Cobra”) and us claiming that we have breached an oral contract with BioSpecifics and interfered with a contract BioSpecifics has with Cobra. We believe that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the our financial position or the manner in which we conduct our business. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While we do not believe that the amount of such excess loss could be material to our financial position, any such loss could have a material adverse effect on our results of operations or the manner in which we conduct our business in the period(s) during which the underlying matters are resolved.

Item 1A.	Risk Factors.

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 in evaluating our business, financial position, future results and prospects. Although there have been no material changes to the risk factors described in such Annual Report on Form 10-K, the risks described therein are not the only risks facing our company. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect our business, financial position, future results and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended March 31, 2011:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2011 to Jan. 31, 2011	None		Not applicable	Not applicable	Not applicable
Feb. 1, 2011 to Feb. 28, 2011	5,242		$22.47	Not applicable	Not applicable
Mar. 1, 2011 to Mar. 31, 2011	1,806		$22.26	Not applicable	Not applicable

Total	7,048	(a)	$22.42	Not applicable	Not applicable

(a)	Represents 2,419 shares purchased from Armando Anido (CEO, President and Director), 2,747 shares purchased from Roger D. Graham, Jr. (Executive Vice President of Sales and Marketing), and 941 shares purchased from each of James E. Fickenscher (CFO) and Jennifer Evans Stacey, Esq. (Executive Vice President, General Counsel, Human Resourses and Secretary) pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock issued in accordance with Rule 16 (b) (3) of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

10.1*	Form of Restricted Stock Unit Grant Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, as amended.

10.2*	Form of Restricted Stock Unit Grant Agreement for performance awards under the Registrant’s 2004 Equity Compensation Plan, as amended.

10.3#	Manufacturing Agreement, dated as of January 19, 2011, between the Registrant and DPT Laboratories, Ltd.

10.4#	Development, Commercialization and Supply Agreement, dated March 22, 2011, by and among, the Registrant, Auxilium International Holdings, Inc. and Asahi Kasei Pharma Corporation

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
#	Confidential treatment requested under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: May 10, 2011	/s/ Armando Anido
Armando Anido
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: May 10, 2011	/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

10.1*	Form of Restricted Stock Unit Grant Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, as amended.

10.2*	Form of Restricted Stock Unit Grant Agreement for performance awards under the Registrant’s 2004 Equity Compensation Plan, as amended.

10.3#	Manufacturing Agreement, dated as of January 19, 2011, between the Registrant and DPT Laboratories, Ltd.

10.4#	Development, Commercialization and Supply Agreement, dated March 22, 2011, by and among, the Registrant, Auxilium International Holdings, Inc. and Asahi Kasei Pharma Corporation

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

#	Confidential treatment requested under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.