Form 10-Q
period 2011-06-30
AUXILIUM PHARMACEUTICALS INC
filed 2011-08-02
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 28, 2011, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 47,949,362.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$89,707	$128,207
Short-term investments	62,131	—
Accounts receivable, trade, net	34,408	32,624
Accounts receivable, other	598	909
Inventories	49,528	38,800
Prepaid expenses and other current assets	2,325	2,372

Total current assets	238,697	202,912
Property and equipment, net	31,152	29,936
Long-term investments	2,794	2,732
Other assets	11,580	8,324

Total assets	$284,223	$243,904

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,938	$5,085
Accrued expenses	59,044	51,272
Deferred revenue, current portion	7,445	6,828
Deferred rent, current portion	1,094	988

Total current liabilities	71,521	64,173

Deferred revenue, long-term portion	117,840	78,889

Deferred rent, long-term portion	5,971	6,399

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 48,070,911 and 47,904,563 shares at June 30, 2011 and December 31, 2010, respectively	481	479
Additional paid-in capital	484,199	472,665
Accumulated deficit	(392,138)	(375,143)
Treasury stock at cost: 130,587 and 123,539 shares at June 30, 2011 and December 31, 2010, respectively	(3,223)	(3,065)
Accumulated other comprehensive income	(428)	(493)

Total stockholders’ equity	88,891	94,443

Total liabilities and stockholders’ equity	$284,223	$243,904

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$65,937	$50,487	$124,306	$95,967

Operating expenses*:
Cost of goods sold	14,379	11,537	25,631	20,988
Research and development	13,315	11,142	29,069	19,621
Selling, general and administrative	43,368	41,228	86,527	77,331

Total operating expenses	71,062	63,907	141,227	117,940

Loss from operations	(5,125)	(13,420)	(16,921)	(21,973)
Interest income	64	40	105	75
Interest expense	(88)	(91)	(179)	(182)

Net loss	$(5,149)	$(13,471)	$(16,995)	$(22,080)

Basic and diluted net loss per common share	$(0.11)	$(0.28)	$(0.36)	$(0.47)

Weighted average common shares outstanding	47,830,131	47,327,751	47,797,758	47,230,671

* includes the following amounts of stock-based compensation expense:
Cost of goods sold	$14	$3	$27	$3
Research and development	767	804	1,570	1,357
Selling, general and administrative	3,174	3,825	6,702	7,062

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(16,995)	$(22,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,299	8,422
Depreciation and amortization	3,707	2,887
Changes in operating assets and liabilities:
Increase in accounts receivable, trade and other	(1,473)	(2,188)
Increase in inventories	(9,730)	(14,891)
Increase in prepaid expenses and current assets	(3,868)	(670)
Increase (decrease) in accounts payable and accrued expenses	6,619	(956)
Increase in deferred revenue	39,568	13,302
Decrease in deferred rent	(322)	(222)

Net cash provided by (used in) operating activities	25,805	(16,396)

Cash flows from investing activities:
Purchases of short-term investments	(62,131)	—
Purchases of property and equipment	(4,264)	(5,388)
Redemptions of long-term investments	—	600

Net cash used in investing activities	(66,395)	(4,788)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,247	3,307
Employee Stock Purchase Plan purchases	922	1,082
Treasury stock acquisition	(158)	(216)
Payments in common stock	70	67

Net cash provided by financing activities	2,081	4,240

Effect of exchange rate changes on cash	9	(23)

Decrease in cash and cash equivalents	(38,500)	(16,967)
Cash and cash equivalents, beginning of period	128,207	181,977

Cash and cash equivalents, end of period	$89,707	$165,010

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2011

(In thousands, except share amounts)

(Unaudited)

							Accumulated other comprehensive loss	Total
			Additional paid-in capital	Accumulated deficit
	Common stock				Treasury Stock
	Shares	Amount			Shares	Cost
Balance, January 1, 2011	47,904,563	$479	$472,665	$(375,143)	123,539	$(3,065)	$(493)	$94,443
Exercise of common stock options	107,629	1	1,246	—	—	—	—	1,247
Employee Stock Purchase Plan purchases	55,292	1	921	—	—	—	—	922
Stock-based compensation	—	—	9,297	—	—	—	—	9,297
Payments in common stock	3,427	—	70	—	—	—	—	70
Treasury stock acquisition	—	—	—	—	7,048	(158)	—	(158)
Other comprehensive income	—	—	—	—	—	—	65	65
Net loss	—	—	—	(16,995)	—	—	—	(16,995)

Balance, June 30, 2011	48,070,911	$481	$484,199	$(392,138)	130,587	$(3,223)	$(428)	$88,891

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2011 and for the respective three and six month periods ended June 30, 2011 and 2010 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2010 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2010 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b) Short-term Investments

Short-term investments as of June 30, 2011 are stated at fair value. The following table provides the composition and duration of these investments (in thousands).

	Fair value	Duration of one year or less	Duration of one year to two years
Commercial paper	$26,571	$26,571	$—
U.S. Treasury securities	16,408	16,408	—
Corporate notes	8,952	1,939	7,013
U.S. government agency obligations	8,094	4,395	3,699
State government obligations	2,106	1,055	1,051

	$62,131	$50,368	$11,763

The Company considers its short-term investments to be “available for sale” and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at June 30, 2011 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the accompanying balance sheet.

(c) Net Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(5,149)	$(13,471)	$(16,995)	$(22,080)

Denominator:
Weighted-average common shares outstanding	47,857,545	47,454,831	47,833,434	47,371,339
Weighted-average unvested restricted common shares subject to forfeiture	(27,414)	(127,080)	(35,676)	(140,668)

Shares used in calculating net loss per common share	47,830,131	47,327,751	47,797,758	47,230,671

Basic and diluted net loss per common share	$(0.11)	$(0.28)	$(0.36)	$(0.47)

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

	June 30,
	2011	2010
Common stock options	7,116,027	6,342,445
Restricted stock awards	97,330	127,080

	7,213,357	6,469,525

(d) XIAFLEX Revenue Recognition

Up-front and milestone payments-

On March 22, 2011, the Company entered into a development, commercialization and supply agreement with Asahi Kasei Pharma Corporation (“Asahi”) (the “Asahi agreement”). See Note 5 for a summary of the contract terms. For accounting purposes, the Company has determined that the Asahi agreement includes multiple deliverables, including development and commercialization rights and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the supply element of the Asahi agreement meets the criteria for separation. Therefore, it is being treated as a single unit of accounting and, accordingly, the associated royalties on net sales of the product will be recognized as revenue when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements do not have stand-alone value to Asahi. The up-front payment of $15,000,000 received from Asahi and all potential future milestone payments are considered to relate to this one combined unit of accounting and will be amortized to revenue on a straight-line basis over the estimated life of the Asahi agreement, which is estimated to be 20 years. When future milestones are earned, the Company will record as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date the milestone.

The Company paid BioSpecifics Technologies Corp. (BioSpecifics) $750,000 for its share of the up-front payment received from Asahi. This amount is being amortized as cost of goods sold on a straight-line basis over the estimated life of the Asahi agreement. As potential future milestone payments are received from Asahi, the required payments to BioSpecifics for their share of such milestone payments will be recognized as cost of goods sold, or as deferred costs, in proportion to the related milestone revenue or deferral, respectively.

During the second quarter of 2011, the Company announced the achievement of $37,500,000 regulatory milestones upon the first sale of XIAPEX in the United Kingdom (UK) and Germany by Pfizer Inc. (“Pfizer”), its European partner. As a result of accomplishing these milestones, the Company received payments from Pfizer aggregating approximately $33,591,000. This amount represents the $37,500,000 of milestones, net of certain development and regulatory costs that Pfizer was contractually allowed to recoup upon achievement of the UK milestone. These milestone payments are considered to be contingent consideration relating to the license, development and regulatory deliverables under the agreement with Pfizer which together are being accounted for as one unit of accounting. As such, this contingent consideration is recognized as revenue on a straight-line basis over the estimated life of the contract with a cumulative catch-up adjustment recorded on the date each milestone is earned for the period of time since inception of the agreement through such milestone date. The company paid BioSpecifics approximately $3,188,000 as its share of the milestone payments and this amount has been recognized as cost of goods sold, or as deferred costs, in proportion to the related milestone revenue or deferral, respectively.

Product sales-

In March 2010, the Company began shipping XIAFLEX to its specialty distributor and specialty pharmacy customers. As XIAFLEX was new to the marketplace, the Company could not reasonably assess the flow of product through its distribution channels, market acceptance and potential product returns. As a result, the Company deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. Based on historical experience gathered through the end of the first quarter of 2011, the Company began in the first quarter of 2011 to recognize revenue for XIAFLEX sales at the time of shipment of the product to its specialty distributor, specialty pharmacy and wholesale customers. As a result of this change in revenue recognition, net revenues for the six months ended June 30, 2011 include a benefit of $1,804,000 (representing revenue previously deferred, net of allowances of $59,000) and the net loss for the six months ended June 30, 2011 includes a benefit of $1,743,000, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

During the second quarter of 2011, Pfizer began offering XIAPEX for sale in the United Kingdom, Germany, Denmark, Sweden, Finland, Norway and Austria. Under the Pfizer agreement, the Company receives, on a quarterly basis consistent with Pfizer’s reporting calendar, a percentage of Pfizer XIAPEX net sales. These royalty payments are being recognized by the Company as revenue in payment for the product supplied to Pfizer. Since Pfizer’s reporting calendar is one month earlier than that of the Company, such royalty revenue is recognized on a one month lag basis.

(e) New Accounting Pronouncements

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

In April 2011, the FASB amended the fair value measurement guidance in order to achieve common measurement and disclosure requirements between U.S. generally accepted accounting principles and the International Financial Reporting Standards. These amendments are also intended to provide increased transparency around valuation inputs and investment categorization and, for the Company, are effective for 2012 reporting. The adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance eliminates the current option to report other comprehensive income within the statement of changes in equity and requires an entity to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or alternatively in two, but consecutive, statements. For the Company, the new guidance is effective for 2012 reporting. The adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

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

As of June 30, 2011, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$89,707	$88,208	$1,499	$—
Short-term investments	62,131	16,408	45,723
Long-term investments:
Auction rate securities	2,794	—	—	2,794

Total financial assets	$154,632	$104,616	$47,222	$2,794

	December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$128,207	$128,207	$—	$—
Long-term investments:
Auction rate securities	2,732	—	—	2,732

Total financial assets	$130,939	$128,207	$—	$2,732

Short-term investments as of June 30, 2011 classified above under Level 2 inputs represent commercial paper, corporate notes, U.S. government agency obligations and state government obligations as shown in Note 1 (b).

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the three and six months ended June 30, 2011 (in thousands):

Long -term Investments	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Beginning balance	$2,747	$2,732
Transfers into Level 3	—	—
Settlements	—	—
Unrealized loss- included in other comprehensive income	47	62

Ending balance	$2,794	$2,794

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

3.	INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$7,338	$7,163
Work-in-process	33,280	22,044
Finished goods	8,910	9,593

	$49,528	$38,800

Finished goods inventories at June 30, 2011 and December 31, 2010 above are net of a $3,900,000 reserve recorded in 2010 for packaged XIAFLEX inventory that may expire prior to its expected sale date.

4.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Payroll and related expenses	$10,825	$11,538
Royalty expenses	7,166	6,457
Research and development expenses	4,575	2,982
Sales and marketing expenses	12,712	7,359
Rebates, discounts and returns accrual	20,428	19,129
Other expenses	3,338	3,807

	$59,044	$51,272

5.	COLLABORATION AND LICENSE AGREEMENT

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

As provided in the Asahi agreement, Asahi is primarily responsible for the clinical development, regulatory and commercialization activities for the Japanese market and the Company will be reimbursed for all costs it may incur in connection with these activities. The Company retains the responsibility for development of XIAFLEX for the treatment of Peyronie’s outside the Japanese market, and will be responsible for all clinical and commercial manufacturing and supply of XIAFLEX for the Japanese market. Subject to each party’s termination rights, the term of the Asahi agreement extends on a product-by-product basis from the date of the agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent, (ii) the 15th anniversary of the first commercial sale of the product, or (iii) a generic entry in the Japanese market.

6.	STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. In June 2011, employees purchased 55,292 shares of common stock at a price of $16.66 per share, representing 85% of the closing price of the common stock on June 30, 2010, the purchase price for the last day of the purchase period. At June 30, 2011, there were 431,168 shares available for future grants under the plan.

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services to the Company. In June 2011, the stockholders approved the increase of shares authorized for issuance under the 2004 Plan to 14,400,000. As of June 30, 2011, the Company has granted non-qualified stock options and restricted stock under this plan. At June 30, 2011, there were 3,728,155 shares available for future grants under the 2004 Plan.

(a) Stock Option Information

During the six months ended June 30, 2011, the Company granted non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. These options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted and they generally vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the six month period ended June 30, 2011:

	Six Months Ended June 30, 2011
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value

Options outstanding:
Outstanding at December 31, 2010	6,136,249	$23.46
Granted	1,349,954	21.91
Exercised	(107,629)	11.59
Forfeited	(262,547)	27.47

Outstanding at June 30, 2011	7,116,027	23.19	7.17	$17,468,000

Exercisable at June 30, 2011	3,776,353	20.49	5.74	17,460,000

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $19.60 per share as of June 30, 2011, that would have been received by the option holders had all option holders exercised their options as of that date. During the six months ended June 30, 2010, total intrinsic value of options exercised was $1,203,000. As of June 30, 2011, exercisable options to purchase 1,816,940 shares of the Company’s common stock were in-the-money.

(b) Stock Awards

During the six months ended June 30, 2011, the Company granted performance-based restricted stock awards to certain officers. A total of 122,500 shares of restricted stock are subject to these awards and the amount of restricted stock ultimately earned (subject to vesting) is based on U.S. net sales of XIAFLEX in the year ending December 31, 2011. The number of shares of restricted stock earned will vest 33 1/3% on the date the performance goal is achieved with the balance vesting in two equal installments thereafter on the first and second anniversary of the date the performance goal is achieved.

In addition, during the six months ended June 30, 2011, the Company granted 69,953 restricted share units to certain employees. These restricted share units vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee. Upon vesting, each restricted share unit is converted into one share of the common stock of the Company. Through June 30, 2011, 3,037 of these restricted share units have been cancelled.

(c) Restricted Stock

The following table summarizes the restricted stock activity for the six-month period ended June 30, 2011:

	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2010	50,828	$26.21
Vested	(23,414)	24.62
Cancelled	—

Nonvested at June 30, 2011	27,414	27.55

(d) Valuation Assumptions and Expense Information

Total stock-based compensation costs charged against income for the six months ended June 30, 2011 and 2010 amounted to $8,299,000 and $8,422,000, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $1,025,000 and $1,066,000 for six months ended June 30, 2011 and 2010, respectively.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average assumptions:
Expected life of options (in years)	6.49	5.65	6.29	6.17
Risk-free interest rate	2.18%	2.56%	2.94%	2.77%
Expected volatility	49.98%	50.71%	50.43%	49.92%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

During the six months ended June 30, 2011, the weighted-average grant-date fair value of options granted was $11.25. As of June 30, 2011, there was approximately $33,650,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.74 years.

7.	OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(5,149)	$(13,471)	$(16,995)	$(22,080)
Other comprehensive loss:
Unrealized gain on available for sale securities	47	135	62	135
Foreign currency translation	—	(13)	3	(25)

Comprehensive loss	$(5,102)	$(13,349)	$(16,930)	$(21,970)

The unrealized gain on available for sale securities relates to the Company’s short and long-term investments. The foreign currency translation amounts relate to the Company’s foreign subsidiary.

8.	CONTINGENCIES

The Company is party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or the manner in which the Company conducts its business. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to Company’s financial position, any such loss could have a material adverse effect on Company’s results of operations or the manner in which the Company conducts its business in the period(s) during which the underlying matters are resolved.

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

In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

•	the commercial success in the United States (U.S.) of XIAFLEX® (collagenase clostridium histolyticum) for the treatment of adult Dupuytren’s contracture (Dupuytren’s) patients with a palpable cord;

•	the continuing launch and commercial success in the European Union (EU) of XIAPEX® (EU tradename for XIAFLEX) for Dupuytren’s;

•	the success of the development and commercialization in the U.S. and EU of XIAFLEX and XIAPEX, respectively, for Peyronie’s disease;

•	the success of the development and commercialization in Japan of XIAFLEX;

•	achieving market acceptance of XIAFLEX by physicians and patients;

•	obtaining and maintaining third-party payor coverage and reimbursement for XIAFLEX, Testim® and our product candidates;

•	the size of addressable markets for XIAFLEX, Testim and our other product candidates;

•	achieving market acceptance of Testim by physicians and patients and competing effectively with other Testosterone Replacement Therapy (TRT) products;

•	growth in sales of Testim;

•	growth of the overall androgen market;

•	the ability to manufacture or have manufactured XIAFLEX, Testim and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	the availability of and ability to obtain additional funds through public or private offerings of debt or equity securities;

•	obtaining and maintaining all necessary patents or licenses;

•	purchasing ingredients and supplies necessary to manufacture XIAFLEX, Testim and our product candidates at terms acceptable to us;

•	the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•	the ability to enroll patients in clinical trials for XIAFLEX in the expected timeframes;

•	the ability to obtain authorization from the U.S. Food and Drug Administration (FDA) or other regulatory authority to initiate clinical trials of XIAFLEX within the expected timeframes;

•	demonstrating the safety and efficacy of product candidates at each stage of development;

•	results of clinical trials;

•	meeting applicable regulatory standards, filing for and receiving required regulatory approvals;

•	complying with the terms of our licenses and other agreements;

•	changes in industry practice;

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

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences, such as urologists, endocrinologists, certain targeted primary care physicians, hand surgeons, subsets of orthopedic, general, and plastic surgeons who focus on the hand, and rheumatologists. We currently have approximately 540 employees, including a sales and marketing organization of over 300 people.

We currently market two products in the United States (U.S.):

XIAFLEX® (collagenase clostridium histolyticum) is a proprietary, injectable collagenase enzyme for the treatment of Dupuytren’s contracture (Dupuytren’s). XIAFLEX received approval from the U.S. Food and Drug Administration (FDA) on February 2, 2010 for the treatment of adult Dupuytren’s patients with a palpable cord. Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. The disease is progressive in nature. Typically, nodules develop in the palm as collagen deposits accumulate. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment. We launched XIAFLEX for the treatment of adult Dupuytren’s patients with a palpable cord in the U.S. in March 2010, and we have partnered with Pfizer Inc. (Pfizer) for development and commercialization of XIAPEX® (European Union (EU) tradename for XIAFLEX) for Dupuytren’s and Peyronie’s disease in Europe and certain Eurasian countries. Pfizer received marketing authorization by the European Commission on February 28, 2011 for the treatment of Dupuytren’s in adult patients with a palpable cord and began sales in the EU in April 2011. We have partnered with Asahi Kasei Pharma Corporation for development and commercialization of XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in Japan. We are seeking a partner or partners for development and commercialization in the rest of the world.

Testim® testosterone gel is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration. Testim is approved in the U.S., Belgium, Canada, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom (U.K.). Ferring International Center S.A. (Ferring) and Paladin Labs Inc. (Paladin) market Testim on our behalf in certain European countries and Canada, respectively.

Our current product pipeline includes:

Phase III:

•	XIAFLEX for the treatment of Peyronie’s disease (Peyronie’s)

Phase II:

•	XIAFLEX for the treatment of Adhesive Capsulitis (Frozen Shoulder syndrome)

In addition to the above, we have an exclusive option for the exclusive rights to pursue any additional indications for XIAFLEX (other than dermal formulations labeled for topical administration). We also have rights to develop other products for the treatment of pain, urologic disease and hormone replacement using our transmucosal film delivery system.

Recent Developments

On April 11, 2011, we announced that we had earned a $30 million regulatory milestone payment from our EU partner, Pfizer, following the first sale of XIAPEX in the UK, the first major EU market. In addition, on May 20, 2011, we also announced an additional $7.5 million regulatory milestone for the Pfizer launch of XIAPEX in Germany. We received $33.6 million in payment from Pfizer, representing the $37.5 million of milestones, net of certain development and regulatory costs that Pfizer was contractually allowed to recoup upon achievement of the UK milestone. XIAPEX is now available for sale in Austria, Denmark, Finland, Germany, Norway, Sweden, Switzerland and the UK. We are eligible to receive up to $22.5 million in additional regulatory milestone payments for this indication, which will be payable in $7.5 million increments, following Pfizer’s first sale of XIAPEX in each of the remaining major markets of the EU. In addition, we paid BioSpecifics approximately $3.2 million as its share of the $37.5 million milestone payments.

On June 30, 2011, we announced results from the three-year CORDLESS extension study in Dupuytren’s contracture patients with a nominal recurrence rate of 34.8% for joints previously treated successfully with XIAFLEX. Additionally, 93% of joints that were successfully treated with XIAFLEX did not receive any medical or surgical intervention through three years of follow-up.

Results of Operations

Change in XIAFLEX Revenue Recognition

As discussed in Note 1 (d) to the Company’s consolidated financial statements contained herein, in the first quarter of 2011 the Company began recognizing revenue for XIAFLEX sales at the time of shipment to its specialty distributor, specialty pharmacy and wholesale customers. In 2010, the Company deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. As a result of this change in revenue recognition, net revenues for the six months ended June 30, 2011 include a benefit of $1.8 million (representing revenue previously deferred, net of allowances of $0.1 million) and the net loss for six months ended June 30, 2011 includes a benefit of $1.7 million, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

Three Months Ended June 30, 2011 and 2010

Net revenues. Net revenues for the three months ended June 30, 2011 and 2010 comprise the following:

	Three months ended June 30,			% Change
	2011	2010	Change
	(in millions)
Testim revenues-
Net U.S. revenues	$49.7	$46.5	$3.2	7%
International product shipments	0.6	0.7	(0.1)	-11%
International contract revenues	0.2	0.2	—	0%

	50.5	47.4	3.1	7%

XIAFLEX revenues-
Net U.S. revenues	9.9	2.0	7.9	395%
International contract revenues	5.5	1.1	4.4	409%

	15.4	3.1	12.3	400%

Total net revenues	$65.9	$50.5	$15.4	31%

Revenue allowances as a percentage of gross U.S. revenues	24%	23%	1%

Testim revenues for the three months ended June 30, 2011 increased over the comparable 2010 period despite new competitors entering the market. The increase in Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, partially offset by an increase in revenue allowances. According to National Prescription Audit data from IMS Health, a pharmaceutical market research firm (IMS), Testim total prescriptions for the second quarter of 2011 grew 3% over the comparable period of 2010. We believe that Testim prescription growth in the 2011 period over the 2010 period was driven by physician and patient acceptance that Testim provides better patient outcomes and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim revenues in the second quarter of 2011 benefited from price increases having a cumulative impact of 6% over the comparable 2010 period. Testim international contract revenues shown in the above table represent the amortization of deferred up-front and milestone payments we previously received under our Testim out-licensing agreements.

Total revenues for XIAFLEX in the second quarter of 2011 were $15.4 million compared to $3.1 million in the second quarter of 2010. Net revenues for the three months ended June 30, 2011 include $9.9 million of net U.S. product sales of XIAFLEX compared to the $2.0 million recorded in the second quarter of 2010 following the initial U.S. product sales of XIAFLEX for Dupuytren’s, which was launched late in the first quarter of 2010. XIAFLEX international contract revenues shown in the above table relate to our out-licensing agreements for XIAFLEX and represent cumulative catch-up adjustments for milestone payments received during the period, the ongoing amortization of deferred up-front and milestone payment amounts and royalties received. The increase in XIAFLEX international contract revenue for the second quarter of 2011 over the comparable period in 2010 is principally due to a cumulative catch-up adjustments and incremental revenue amortization relating to milestone payments we received from Pfizer during the second quarter of 2011.

Revenue allowances as a percentage of gross U.S. revenues for the second quarter of 2011 compared to that of 2010 increased due to higher levels of managed care contract rebates and government health plan charge-backs, partially offset by a lower revenue allowance percentage on XIAFLEX gross U.S. revenues.

Cost of goods sold. Cost of goods sold was $14.4 million and $11.5 million for the three months ended June 30, 2011 and 2010, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended June 30, 2011 over the comparable period in 2010 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 78.2% in the second quarter of 2011 compared to 77.1% in the comparable 2010 period. The increase in the gross margin rate is principally due to the contribution of high margin XIAFLEX contract revenues and product sales, and year-over-year price increases of Testim in the U.S., partially offset by increased Testim managed care rebates.

Research and development expenses. Investments in research and development for the quarter ended June 30, 2011 were $13.3 million, compared to $11.1 million for 2010. The increase in expense results principally from the activities related to the phase III XIAFLEX clinical trials for Peyronie’s disease, partially offset by slightly smaller investment in the development of a larger scale XIAFLEX production process.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $43.4 million for the quarter ended June 30, 2011 compared with $41.2 million for the year-ago quarter. The increase was primarily due to promotional and training activity in support of the launch of XIAFLEX for Dupuytren’s in the U.S.

Interest income. Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense. Interest expense in 2011 relates primarily to the costs associated the Company’s two year $30 million revolving credit line which was secured in August 2009.

Six Months Ended June 30, 2011 and 2010

Net revenues. Net revenues for the six months ended June 30, 2011 and 2010 comprise the following:

	Six months ended June 30,			% Change
	2011	2010	Change
	(in millions)
Testim revenues-
Net U.S. revenues	$95.2	$90.4	$4.8	5%
International product shipments	1.0	0.9	0.1	9%
International contract revenues	0.5	0.3	0.2	49%

	96.7	91.6	5.1	5%

XIAFLEX revenues-
Net U.S. revenues	18.5	2.2	16.3	758%
Revenue recognition change	1.8	—	1.8	n/a
International contract revenues	7.3	2.2	5.1	236%

	27.6	4.4	23.2	538%

Total net revenues	$124.3	$96.0	$28.3	30%

Revenue allowance as a percentage of gross U.S. revenues	24%	22%	2%

The increase in Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, partially offset by an increase revenue allowances. According to National Prescription Audit data from IMS, Testim total prescriptions for the first six months of 2011 grew 6% over the comparable period of 2010. We believe that Testim prescription growth in the 2011 period over the 2010 period was driven by physician and patient acceptance that Testim provides better patient outcomes and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim revenues the first six months of 2011 benefited from price increases having a cumulative impact of 6% over the comparable 2010 period. Testim international contract revenues shown in the above table represent the amortization of deferred up-front, milestone and royalty payments we previously received under our Testim out-licensing agreements.

Including the change in revenue recognition discussed above, total revenues for XIAFLEX for the six months ended June 30, 2011 were $27.6 million compared to $4.4 million for the comparable period of 2010. Net revenues for the six months ended June 30, 2011 include $18.5 million of net U.S. product sales of XIAFLEX compared to the $2.2 million recorded for the first six months of 2010 following the initial U.S. product sales of XIAFLEX for Dupuytren’s, which was launched late in the first quarter of 2010. XIAFLEX international contract revenues shown in the above table relate to our out-licensing agreements for XIAFLEX and represent cumulative catch-up adjustments for milestone payments received during the period, the ongoing amortization of deferred up-front and milestone payment amounts and royalties received. The increase in XIAFLEX international contract revenue for the first six months of 2011 over the comparable period of 2010 is principally due to cumulative catch-up adjustments and incremental revenue amortization relating to milestone payments we received from Pfizer during the second quarter of 2011.

Revenue allowances as a percentage of gross U.S. revenues for the first six months of 2011 compared to that of 2010 increased due to higher levels of managed care contract rebates and government health plan charge-backs, partially offset by a lower revenue allowance percentage on XIAFEX gross U.S. revenues.

Cost of goods sold. Cost of goods sold was $25.6 million and $21.0 million for the six months ended June 30, 2011 and 2010, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the six months ended June 30, 2011 over the comparable period in 2010 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 79.4% in the first six months of 2011 compared to 78.1% in the comparable 2010 period. The increase in the gross margin rate is principally due to the contribution of high margin XIAFLEX contract revenues and product sales, including the contribution from the impact of the change in revenue recognition, and year-over-year price increases of Testim in the U.S., partially offset by increased Testim managed care rebates. In addition, gross margin on XIAFLEX U.S. product sales reflect the benefit of past claims from our licensor of approximately $1.1 million in the first six months of 2011 compared to $0.2 million of such claims in the comparable 2010 period.

Research and development expenses. Research and development spending for the six months ended June 30, 2011 was $29.1 million, compared to $19.6 million for 2010. The increase in expense results principally from the commencement of start-up activities related to the phase III XIAFLEX clinical trials for Peyronie’s disease and costs incurred to address inspection comments received from European regulators concerning our manufacturing plant.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $86.5 million for the six months ended June 30, 2010 compared with $77.3 million for the year-ago comparable period. The increase was primarily due to the addition of the sales and reimbursement field force and infrastructure, and promotional and training activity in support of the launch of XIAFLEX for Dupuytren’s in the U.S.

Interest income. Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense. Interest expense relates primarily to the costs associated the Company’s two year $30 million revolving credit line which was secured in August 2009.

Liquidity and Capital Resources

We had $151.8 million and $128.2 million in cash, cash equivalents and short-term investments as of June 30, 2011 and December 31, 2010, respectively. We believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations beyond reaching profitability based on our current plans and expectations. We may, however, elect to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully increase sales in the U.S. of XIAFLEX for Dupuytren’s;

•	third-party payor coverage and reimbursement for our products;

•	the cost of manufacturing, distributing, marketing and selling our products;

•	the scope, rate of progress and cost of our product development activities;

•	the costs of supplying and commercializing our products and product candidates;

•	the effect of competing technological and market developments;

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

Sources and Uses of Cash

Cash provided by operations was $25.8 million for the six months ended June 30, 2011 compared to cash used in operations of $16.4 million for the comparable 2010 period. Cash provided by operations for the six months ended June 30, 2011 resulted primarily from the $15.0 million up-front payment received from Asahi and the $33.6 million of net milestone payments received from Pfizer, offset by BioSpecific’s share of these up-front and milestone payments and operating losses (net of stock compensation expenses and other non-cash charges). Cash used in operations for 2010 resulted primarily from operating losses (net of stock compensation expenses) and other non-cash charges, offset in part by approximately $13.7 million of net milestone receipts in the first six months of 2010.

Cash used in investing activities was $66.4 million for the six months ended June 30, 2011 compared to cash used of $4.8 million for the six months ended June 30, 2010. The cash impact of investing activities in 2011 relates primarily to purchases of short-term investments in marketable debt securities and investments in property and equipment. In 2010, the cash impact of investing activities relates primarily to our investments in property and equipment, net of the redemptions of long-term investments. Our investments in property and equipment relate primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure for the production of XIAFLEX.

Cash provided by financing activities was $2.1 million and $4.2 million for the six months ended June 30, 2011 and 2010, respectively. Cash provided by financing activities in both periods resulted primarily from cash receipts from stock option exercises and employee stock purchases, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers and employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

New Accounting Pronouncements

See Note 1(e) - New Accounting Pronouncements to the Company’s Consolidated Financial Statements.

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

As previously reported in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2010, on February 15, 2011, we filed a complaint against BioSpecifics Technologies Corp. (BioSpecifics) alleging that BioSpecifics has breached the Amended and Restated Development and License Agreement, dated December 11, 2008, by and between BioSpecifics and the Company (the BioSpecifics Agreement) by its commencement of clinical trials for the use of injectable collagenase to treat canine lipomas without the prior knowledge and approval of the parties’ Joint Development Committee (JDC). We are seeking preliminary and permanent injunctions ordering BioSpecifics to, among other things, (a) suspend its canine lipoma clinical trial known as Chien-803 and (b) refrain from initiating any new clinical trials related to collagenase until such time as any such trial has been reviewed and approved by the parties’ JDC pursuant to the terms of the BioSpecifics Agreement. In addition, we are seeking a declaratory judgment as to the rights and responsibilities of the JDC under the BioSpecifics Agreement. The suit was filed in the Court of Common Pleas, Chester County, Pennsylvania. The court ordered that the papers filed with the court were to be deemed under seal and not available to the public until further order. On April 27, 2011, we filed a motion seeking to unseal the judicial record. On June 20, 2011, the court heard oral argument regarding the preliminary objections and the motion seeking to unseal the judicial record.

We are also party to various other actions and claims arising in the normal course of business. One example of such a claim is a complaint filed, on May 2, 2011, in the Supreme Court of the State of New York, Nassau County, Commercial Division by BioSpecifics against Recipharm AB, RecipharmCobra Holdings Limited (Recipharm entities collectively Cobra) and us claiming that we have breached an oral contract with BioSpecifics and interfered with a contract BioSpecifics has with Cobra. We believe that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the our financial position or the manner in which we conduct our business. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While we do not believe that the amount of such excess loss could be material to our financial position, any such loss could have a material adverse effect on our results of operations or the manner in which we conduct our business in the period(s) during which the underlying matters are resolved.

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

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

10.1*	Registrant’s 2004 Equity Compensation Plan, amended and restated effective as of June 16, 2011 (filed as Appendix A to the Registrant’s Definitive Proxy Statement, dated April 29, 2011, for its 2011 Annual Meeting of Stockholders, and incorporated by reference herein).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: August 2, 2011	/s/ Armando Anido
Armando Anido
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: August 2, 2011	/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

10.1*	Registrant’s 2004 Equity Compensation Plan, amended and restated effective as of June 16, 2011 (filed as Appendix A to the Registrant’s Definitive Proxy Statement, dated April 29, 2011, for its 2011 Annual Meeting of Stockholders, and incorporated by reference herein).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.