Form 10-Q
period 2011-09-30
AUXILIUM PHARMACEUTICALS INC
filed 2011-11-09
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 48,113,857.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$51,073	$128,207
Short-term investments	98,566	—
Accounts receivable, trade, net	37,697	32,624
Accounts receivable, other	8,157	909
Inventories	52,868	38,800
Prepaid expenses and other current assets	2,521	2,372

Total current assets	250,882	202,912
Property and equipment, net	30,340	29,936
Long-term investments	2,479	2,732
Other assets	13,880	8,324

Total assets	$297,581	$243,904

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,486	$5,085
Accrued expenses	68,107	51,272
Deferred revenue, current portion	7,820	6,828
Deferred rent, current portion	1,123	988

Total current liabilities	80,536	64,173

Deferred revenue, long-term portion	122,072	78,889

Deferred rent, long-term portion	5,687	6,399

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 48,107,618 and 47,904,563 shares at September 30, 2011 and December 31, 2010, respectively	481	479
Additional paid-in capital	488,874	472,665
Accumulated deficit	(396,196)	(375,143)
Treasury stock at cost: 130,765 and 123,539 shares at September 30, 2011 and December 31, 2010, respectively	(3,226)	(3,065)
Accumulated other comprehensive income	(647)	(493)

Total stockholders’ equity	89,286	94,443

Total liabilities and stockholders’ equity	$297,581	$243,904

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$66,731	$53,633	$191,037	$149,600

Operating expenses*:
Cost of goods sold	13,527	11,573	39,159	32,561
Research and development	14,161	14,429	43,230	34,050
Selling, general and administrative	43,262	40,337	129,789	117,668

Total operating expenses	70,950	66,339	212,178	184,279

Loss from operations	(4,219)	(12,706)	(21,141)	(34,679)
Interest income	179	53	285	127
Interest expense	(18)	(101)	(197)	(282)

Net loss	$(4,058)	$(12,754)	$(21,053)	$(34,834)

Basic and diluted net loss per common share	$(0.08)	$(0.27)	$(0.44)	$(0.74)

Weighted average common shares outstanding	47,933,447	47,592,975	47,843,570	47,346,119

*includes the following amounts of stock-based compensation expense:
Cost of goods sold	$15	$7	$42	$10
Research and development	836	58	2,406	1,415
Selling, general and administrative	2,989	3,427	9,691	10,489

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(21,053)	$(34,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,139	11,914
Depreciation and amortization	5,742	4,282
Changes in operating assets and liabilities:
Increase in accounts receivable, trade and other	(12,321)	(6,491)
Increase in inventories	(12,538)	(19,214)
Increase in prepaid expenses and other assets	(4,697)	(725)
Increase (decrease) in accounts payable and accrued expenses	15,234	(2,473)
Increase in deferred revenue	44,175	12,310
Decrease in deferred rent	(577)	(332)

Net cash provided by (used in) operating activities	26,104	(35,563)

Cash flows from investing activities:
Purchases of short-term investments	(109,084)	—
Redemptions of short-term investments	10,327	—
Purchases of property and equipment	(5,254)	(8,784)
Purchases of other assets	(1,900)	—
Redemptions of long-term investments	300	600

Net cash used in investing activities	(105,611)	(8,184)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,516	3,972
Employee Stock Purchase Plan purchases	922	1,082
Payments in common stock	104	104
Treasury stock acquisition	(161)	(928)

Net cash provided by financing activities	2,381	4,230

Effect of exchange rate changes on cash	(8)	(18)

Decrease in cash and cash equivalents	(77,134)	(39,535)
Cash and cash equivalents, beginning of period	128,207	181,977

Cash and cash equivalents, end of period	$51,073	$142,442

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2011

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Accumulated other comprehensive loss	Total
	Shares	Amount			Shares	Cost
Balance, January 1, 2011	47,904,563	$479	$472,665	$(375,143)	123,539	$(3,065)	$(493)	$94,443
Exercise of common stock options	140,364	1	1,515	—	—	—	—	1,516
Employee Stock Purchase Plan purchases	55,292	1	921	—	—	—	—	922
Stock-based compensation	1,750	—	13,669	—	—	—	—	13,669
Payments in common stock	5,649	—	104	—	—	—	—	104
Treasury stock acquisition	—	—	—	—	7,226	(161)	—	(161)
Other comprehensive income	—	—	—	—	—	—	(154)	(154)
Net loss	—	—	—	(21,053)	—	—	—	(21,053)

Balance, September 30, 2011	48,107,618	$481	$488,874	$(396,196)	130,765	$(3,226)	$(647)	$89,286

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete annual financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at September 30, 2011, and for the respective three and nine month periods ended September 30, 2011 and 2010, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein. The December 31, 2010 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2010 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b) Short-term Investments

Short-term investments as of September 30, 2011 are stated at fair value. The following table provides the composition and duration of these investments (in thousands).

	Fair value	Duration of one year or less	Duration of one year to two years
Commercial paper	$24,885	$24,885	$—
U.S. Treasury securities	20,452	19,409	1,043
Corporate notes	16,428	4,231	12,197
U.S. government agency obligations	36,801	28,123	8,678

	$98,566	$76,648	$21,918

The Company considers its short-term investments to be “available for sale” and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at September 30, 2011 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $191,000 as of September 30, 2011.

(c) Net Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(4,058)	$(12,754)	$(21,053)	$(34,834)

Denominator:
Weighted-average common shares outstanding	47,960,861	47,651,114	47,876,376	47,458,975
Weighted-average unvested restricted common shares subject to forfeiture	(27,414)	(58,139)	(32,806)	(112,856)

Shares used in calculating net loss per common share	47,933,447	47,592,975	47,843,570	47,346,119

Basic and diluted net loss per common share	$(0.08)	$(0.27)	$(0.44)	$(0.74)

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

	September 30,
	2011	2010
Common stock options	7,014,550	6,205,530
Restricted stock and stock unit awards	88,630	40,828

	7,103,180	6,246,358

(d) XIAFLEX Revenue Recognition

Up-front and milestone payments-

Asahi

On March 22, 2011, the Company entered into a development, commercialization and supply agreement with Asahi Kasei Pharma Corporation (Asahi) (the Asahi agreement). See Note 5 for a summary of the contract terms. For accounting purposes, the Company has determined that the Asahi agreement includes multiple deliverables, including development and commercialization rights and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Asahi agreement meets the criteria for separation. Therefore, it is being treated as a single unit of accounting and, accordingly, the associated royalties on net sales of the product will be recognized as revenue when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements do not have stand-alone value to Asahi. The up-front payment of $15,000,000 received from Asahi and all potential future milestone payments are considered to relate to this one combined unit of accounting and will be amortized to revenue on a straight-line basis over the estimated life of the Asahi agreement, which is estimated to be 20 years. When future milestones are earned, the Company will record as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date the milestone.

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

Pfizer

For accounting purposes, the Company has determined that the Pfizer agreement includes multiple deliverables, including development and commercialization rights and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Pfizer agreement meets the criteria for separation. Therefore, it is being treated as a single unit of accounting and, accordingly, the associated royalties on net sales of the product are being recognized as revenue when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements do not have stand-alone value to Pfizer. The up-front and milestone payments earned under the Pfizer agreement through September 30, 2011, and all potential future milestone payments, are considered to relate to this one combined unit of accounting and will be amortized to revenue on a straight-line basis over the estimated life of the Pfizer agreement, which is estimated to be 20 years. When milestones are earned, the Company records as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date the milestone.

During the first nine months of 2011, the Company achieved $45,000,000 of regulatory milestones upon the first sale of XIAPEX in Germany, Spain and the United Kingdom (UK) by Pfizer Inc. (Pfizer), its European partner. The $7,500,000 milestone amount related to Spain was included in Accounts receivable, other as of September 30, 2011, and this payment was received in October 2011. Through September 30, 2011, the Company received payments from Pfizer aggregating approximately $33,591,000. This amount represents $37,500,000 of milestones related to the UK and Germany, net of certain development and regulatory costs amounting to $3,909,000 that Pfizer was contractually allowed to recoup upon achievement of the UK milestone. Under the accounting model discussed above, a cumulative catch-up adjustment of $1,000,000 and $4,810,000 relating to these milestone payments was recorded as revenue for the three and the nine month periods ended September 30, 2011, respectively, and the balance of such payments is being recognized as revenue on a straight-line basis over the remaining estimated life of the contract. BioSpecifics’ share of the $45,000,000 Pfizer milestone payments amounts to $3,825,000, of which approximately $3,188,000 was paid to BioSpecifics prior to September 30, 2011, and the remainder paid in October 2011. The amounts payable to BioSpecifics have been recognized as cost of goods sold, or as deferred costs, in proportion to the related milestone revenue or deferral, respectively.

Product sales-

In March 2010, the Company began shipping XIAFLEX to its specialty distributor and specialty pharmacy customers. As XIAFLEX was new to the marketplace, the Company could not reasonably assess the flow of product through its distribution channels, market acceptance and potential product returns. As a result, the Company deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. Based on historical experience gathered through the end of the first quarter of 2011, the Company began in the first quarter of 2011 to recognize revenue for XIAFLEX sales at the time of shipment of the product to its specialty distributor, specialty pharmacy and wholesale customers. As a result of this change in revenue recognition, net revenues for the nine months ended September 30, 2011 include a benefit of $1,804,000 (representing revenue previously deferred, net of allowances of $59,000) and the net loss for the nine months ended September 30, 2011 includes a benefit of $1,743,000, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

During the nine months ended September 30, 2011, Pfizer began offering XIAPEX for sale in the Austria, Denmark, Finland, Germany, Norway, Spain, Switzerland, Sweden, and the UK. Under the Pfizer agreement, the Company receives, on a quarterly basis consistent with Pfizer’s reporting calendar, a percentage of Pfizer XIAPEX net sales. As discussed above, these royalty payments are being recognized by the Company as revenue in payment for the product supplied to Pfizer. Since Pfizer’s reporting calendar is one month earlier than that of the Company, such royalty revenue is recognized on a one month lag.

(e) New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) that revises the authoritative guidance for revenue arrangements with multiple deliverables that contain more than one unit of accounting. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. As required, the Company adopted this guidance on a prospective basis effective January 1, 2011. Application of this new guidance did not have a material effect on the Company’s results of operation for three and nine month periods ended September 30, 2011, as compared to the corresponding prior year periods.

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

As of September 30, 2011, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$51,073	$51,073	$—	$—
Short-term investments	98,566	20,452	78,114
Long-term investments:
Auction rate securities	2,479	—	—	2,479

Total financial assets	$152,118	$71,525	$78,114	$2,479

	December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$128,207	$128,207	$—	$—
Long-term investments:
Auction rate securities	2,732	—	—	2,732

Total financial assets	$130,939	$128,207	$—	$2,732

Short-term investments as of September 30, 2011 classified above under Level 2 inputs represent commercial paper, corporate notes and U.S. government agency obligations as shown in Note 1 (b).

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2011 (in thousands):

Long-term Investments	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Beginning balance	$2,794	$2,732
Transfers into Level 3	—	—
Redemption of securities by issuer	(300)	(300)
Unrealized gain (loss)- included in other comprehensive income	(15)	47

Ending balance	$2,479	$2,479

The securities classified as Level 3 are auction rate securities that are not actively traded. The Company determined the fair value of these securities based on a discounted cash flow model, which incorporated a discount period, coupon rate, liquidity discount and coupon history. In determining the fair value, the Company considered the rating of the securities by investment rating agencies and whether or not the securities were backed by the United States government.

3. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$7,139	$7,163
Work-in-process	38,271	22,044
Finished goods	7,458	9,593

	$52,868	$38,800

Finished goods inventories at September 30, 2011 and December 31, 2010 above are net of a $1,066,000 and $3,900,000 reserve, respectively, for packaged XIAFLEX inventory that may expire prior to its expected sale date. The reduction in this reserve reflects the physical scrapping of expired finished goods inventory during the nine months ended September 30, 2011.

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Payroll and related expenses	$11,982	$11,538
Royalty expenses	8,459	6,457
Research and development expenses	4,173	2,982
Sales and marketing expenses	10,103	7,359
Rebates, discounts and returns accrual	30,870	19,129
Other expenses	2,520	3,807

	$68,107	$51,272

5. COLLABORATION AND LICENSE AGREEMENT

(a) BioSpecifics

On August 31, 2011, the Company and BioSpecifics Technologies Corp. (BioSpecifics) announced dismissal of all pending litigation and plans to develop additional indications using XIAFLEX. The Company announced plans to initiate a phase I study for the treatment of cellulite in the fourth quarter of 2012, and BioSpecifics announced plans to initiate studies for the treatment of human and canine lipomas in the near future. The Company also announced plans to initiate a phase IIb trial of XIAFLEX for the treatment of Frozen Shoulder syndrome in the fourth quarter of 2011. In connection with this settlement, the Company and BioSpecifics entered into the Second Amended and Restated Development and License Agreement which amended the Amended and Restated Development and License Agreement, dated as of December 17, 2008.

(b) Asahi

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

6. REVOLVING CREDIT AGREEMENT

In August 2011, the $30,000,000 two-year revolving credit agreement with Silicon Valley Bank (SVB) expired under its terms. Under this agreement, the Company had drawn a letter of credit for $1,900,000 which was issued as a security deposit to the landlord of the Company’s manufacturing facility in Horsham, Pennsylvania. In order to maintain the letter of credit on expiration of the revolving credit agreement, the Company established and maintains a bank deposit with SVB of equal amount. This $1,900,000 bank deposit is included in other long-term assets at September 30, 2011.

7. STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. In June 2011, employees purchased 55,292 shares of common stock at a price of $16.66 per share, representing 85% of the closing price of the common stock on June 30, 2010, the purchase price for the last day of the purchase period. At September 30, 2011, there were 431,168 shares available for future grants under the plan.

Under the Company’s 2004 Equity Compensation Plan (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services to the Company. In June 2011, the stockholders approved the increase of shares authorized for issuance under the 2004 Plan to 14,400,000. As of September 30, 2011, the Company has granted non-qualified stock options and restricted stock under this plan. At September 30, 2011, there were 3,798,625 shares available for future grants under the 2004 Plan.

(a) Stock Option Information

During the nine months ended September 30, 2011, the Company granted non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. These options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted and they generally vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the nine month period ended September 30, 2011:

	Nine Months Ended September 30, 2011
Stock options	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding:
Outstanding at December 31, 2010	6,136,249	$23.46
Granted	1,510,959	21.34
Exercised	(140,364)	10.80
Forfeited	(492,294)	27.54

Outstanding at September 30, 2011	7,014,550	22.97	7.17	$9,176,000

Exercisable at September 30, 2011	3,771,217	20.67	5.95	9,126,000

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $14.99 per share as of September 30, 2011, that would have been received by the option holders had all option holders exercised their options as of that date. During the nine months ended September 30, 2011, total intrinsic value of options exercised was $1,527,000. As of September 30, 2011, exercisable options to purchase 1,599,814 shares of the Company’s common stock were in-the-money.

(b) Stock Awards

During the nine months ended September 30, 2011, the Company granted performance-based restricted stock unit awards to certain officers. A total of 122,500 shares of restricted stock are subject to these awards and the amount of restricted stock ultimately earned (subject to vesting) is based on U.S. net sales of XIAFLEX in the year ending December 31, 2011. The number of shares of restricted stock earned will vest 33 1/3% on the date the performance goal is achieved with the balance vesting in two equal instalments thereafter on the first and second anniversary of the date the performance goal is achieved.

In addition, during the nine months ended September 30, 2011, the Company granted 67,853 restricted share units to certain employees. Of these restricted share units, 1,750 units vested immediately upon issuance, 1,750 vest upon the one year anniversary of the grant date, and the remainder vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee. Upon vesting, each restricted share unit is converted into one share of the common stock of the Company. Through September 30, 2011, 4,887 of these restricted share units have been cancelled.

(c) Restricted Stock

The following table summarizes the restricted stock activity for the nine-month period ended September 30, 2011:

	Shares	Weighted average grant-date fair value
Nonvested at December 31, 2010	50,828	$26.21
Vested	(23,414)	24.62
Cancelled	—

Nonvested at September 30, 2011	27,414	27.55

(d) Valuation Assumptions and Expense Information

Total stock-based compensation costs charged against income for the nine months ended September 30, 2011 and 2010 amounted to $12,139,000 and $11,914,000, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $1,572,000 and $1,544,000 for nine months ended September 30, 2011 and 2010, respectively.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Weighted average assumptions:
Expected life of options (in years)	6.25	6.25	6.29	6.18
Risk-free interest rate	1.29%	1.99%	2.37%	2.68%
Expected volatility	50.51%	50.83%	50.44%	50.02%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

During the nine months ended September 30, 2011, the weighted-average grant-date fair value of options granted was $10.92. As of September 30, 2011, there was approximately $28,875,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.50 years.

8. OTHER COMPREHENSIVE LOSS

Total comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(4,058)	$(12,754)	$(21,053)	$(34,834)
Other comprehensive loss:
Unrealized gain (loss) on available for sale securities	(206)	143	(144)	279
Foreign currency translation	(13)	6	(10)	(19)

Comprehensive loss	$(4,277)	$(12,605)	$(21,207)	$(34,574)

The unrealized gain on available for sale securities relates to the Company’s short and long-term investments. The foreign currency translation amounts relate to the Company’s foreign subsidiary.

9. CONTINGENCIES

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

Special Note Regarding Forward-Looking Statements

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the timing of actions to be taken by regulatory authorities, the commercial benefits available to us as a result of our agreements with third parties, future operations, future financial position, future revenues, projected costs, the size of addressable markets, prospects, plans and objectives of management and other statements regarding matters that are not historical facts.

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

We currently market two products in the United States (U.S.):

XIAFLEX® (collagenase clostridium histolyticum) is a proprietary, injectable collagenase enzyme for the treatment of Dupuytren’s contracture (Dupuytren’s). XIAFLEX received approval from the U.S. Food and Drug Administration (FDA) on February 2, 2010 for the treatment of adult Dupuytren’s patients with a palpable cord. Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. The disease is progressive in nature. Typically, nodules develop in the palm as collagen deposits accumulate. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment. We launched XIAFLEX for the treatment of adult Dupuytren’s patients with a palpable cord in the U.S. in March 2010. We have partnered with Pfizer Inc. (Pfizer) for development and commercialization of XIAPEX® (European Union (EU) tradename for XIAFLEX) for Dupuytren’s and Peyronie’s disease in Europe and certain Eurasian countries. Pfizer received marketing authorization by the European Commission on February 28, 2011 for the treatment of Dupuytren’s in adult patients with a palpable cord and began sales in the EU in April 2011. We have partnered with Asahi Kasei Pharma Corporation for development and commercialization of XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in Japan. We are seeking a partner or partners for development and commercialization in the rest of the world.

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

Our current product pipeline includes:

Phase III:

•	XIAFLEX for the treatment of Peyronie’s disease (Peyronie’s)

Phase II:

•	XIAFLEX for the treatment of Adhesive Capsulitis (Frozen Shoulder syndrome)

Phase I:

•	XIAFLEX for the treatment of edematous fibrosclerotic Panniculopathy (cellulite)

In addition to the above, we have an exclusive option for the exclusive rights to pursue any additional indications for XIAFLEX (other than dermal formulations labeled for topical administration). We also have rights to develop other products for the treatment of pain, urologic disease and hormone replacement using our transmucosal film delivery system.

The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval includes several phases of nonclinical and clinical study to collect data to support an application to regulatory authorities to allow us to market a product for treatment of a specified disease indication. There are many difficulties and uncertainties inherent in research and development and the introduction of new products. There is a high rate of failure inherent in new drug discovery and development. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes many years and incurs significant cost. Failure can occur at any point in the process, including after the product is approved based on post-market factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. Consequently, it can be very difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval, and which will be commercially viable and generate profits for the Company. Successful results in preclinical or Phase I/II clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug or product candidate.

Phase I Clinical Trials

Phase I human clinical trials begin when regulatory agencies allow a request to initiate clinical investigations of a new drug or product candidate and usually involve small numbers of healthy volunteers or subjects. The trials are designed to determine the safety, metabolism, dosing and pharmacologic actions of a drug in humans, the potential side effects of the product candidates associated with increasing drug doses and, if possible, to gain early evidence of the product candidate’s effectiveness. Phase I clinical studies generally take from 6 to 12 months or more to complete.

Phase II Clinical Trials

Phase II clinical trials are conducted on a limited number of patients with the targeted disease, usually involving no more than several hundred patients, to evaluate appropriate dosage and the effectiveness of a drug for a particular indication or indications and to determine the common short-term side effects and risks associated with the drug. An initial evaluation of the drug’s effectiveness on patients is performed and additional information on the drug’s safety and dosage range is obtained. Our Phase II clinical trials typically include up to 200 patients and may take approximately two years to complete.

Phase III Clinical Trials

Phase III clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. Phase III clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. They typically include controlled multi-center trials and involve a larger target patient population, typically including from several hundred to several thousand patients to ensure that study results are statistically significant. During Phase III clinical trials, physicians monitor patients to determine efficacy and to gather further information on safety. These trials are generally global in nature and are designed to generate data necessary to submit the product to regulatory agencies for marketing approval. Phase III testing varies and can often last from 2 to 5 years.

Regulatory Review

If a product successfully completes a Phase III clinical trial and is submitted to governmental regulators, such as the FDA in the United States or the EMA in the European Union, the time to final marketing approval can vary from six months (for a U.S. filing that is designated for priority review by the FDA) to several years, depending on a number of variables, such as the disease state, the strength and complexity of the data presented, the novelty of the target or compound, risk-management approval and the time required for the agency(ies) to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval, or that decisions on marketing approvals or indications will be consistent across geographic areas.

Recent Developments

On October 3, 2011, we announced that the first patient had been enrolled in a XIAFLEX phase IIIb Dupuytren’s contracture multicord study. The study is anticipated to enroll approximately 60 patients and top-line results are expected in the second half of 2012.

On August 31, 2011, we and BioSpecifics Technologies Corp. (BioSpecifics) announced dismissal of all pending litigation and plans to develop additional indications using XIAFLEX. We announced plans to initiate a phase I study for the treatment of cellulite in the fourth quarter of 2012 and BioSpecifics announced plans to initiate studies for the treatment of human and canine lipomas in the near future. We also announced plans to initiate a phase IIb trial of XIAFLEX for the treatment of Frozen Shoulder syndrome in the fourth quarter of 2011. In connection with this settlement, we and BioSpecifics entered into the Second Amended and Restated Development and License Agreement (the Second Amended and Restated BioSpecifics Agreement), which amended the Amended and Restated Development and License Agreement, dated as of December 17, 2008, between BioSpecifics and; us (the Amended and Restated BioSpecifics Agreement). For a further description of the Second Amended and Restated BioSpecifcs Agreement, see our Current Report on Form 8-K, dated September 1, 2011.

On September 1, 2011, the Company announced that the active dosing phase for the double-blind placebo-controlled phase III program of XIAFLEX for the treatment of Peyronie’s disease was completed by the end of August. Top-line data is expected in the second quarter of 2012.

In the third quarter, we earned a $7.5 million regulatory milestone from our EU partner, Pfizer for the first sale of XIAPEX® for the treatment of Dupuytren’s contracture in Spain. This $7.5 million payment was received in October 2011.With this payment, we have received $41.1 million in regulatory milestones from Pfizer, representing $45.0 million of regulatory milestones offset by $3.9 million in costs incurred by Pfizer for the development of XIAPEX which costs were permitted, by contract, to be deducted from such sales milestones. XIAPEX is now available for sale in Austria, Denmark, Finland, Germany, Norway, Spain, Switzerland, Sweden, and the UK. We are eligible to receive up to $15 million in additional regulatory milestone payments for this indication, which will be paid in $7.5 million increments, following Pfizer’s first sale of XIAPEX in each of the remaining two major markets of the EU.

Results of Operations

Change in XIAFLEX Revenue Recognition

As discussed in Note 1 (d) to the Company’s consolidated financial statements contained herein, in the first quarter of 2011 the Company began recognizing revenue for XIAFLEX sales at the time of shipment to its specialty distributor, specialty pharmacy and wholesale customers. In 2010, the Company deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. As a result of this change in revenue recognition, net revenues for the nine months ended September 30, 2011 include a benefit of $1.8 million (representing revenue previously deferred, net of allowances of $0.1 million) and the net loss for nine months ended September 30, 2011 includes a benefit of $1.7 million, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

Three Months Ended September 30, 2011 and 2010

Net revenues. Net revenues for the three months ended September 30, 2011 and 2010 comprise the following:

	Three months ended September 30,			% Change
	2011	2010	Change
	(in millions)
Testim revenues-
Net U.S. revenues	$52.9	$47.4	$5.5	12%
International product shipments	0.5	0.4	0.1	27%
International contract revenues	0.2	0.1	0.1	100%

	53.6	47.9	5.7	12%

XIAFLEX revenues-
Net U.S. revenues	10.3	4.6	5.7	124%
International contract revenues	2.8	1.1	1.7	160%

	13.1	5.7	7.4	131%

Total net revenues	$66.7	$53.6	$13.1	24%

Revenue allowances as a percentage of gross U.S. revenues	30%	22.0%	8%

Testim

Testim revenues for the three months ended September 30, 2011 increased over the comparable 2010 period despite new competitors entering the market. The increase in Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, partially offset by an increase in revenue allowances. According to National Prescription Audit data from IMS Health, a pharmaceutical market research firm (IMS), Testim total prescriptions for the third quarter of 2011 grew 13% over the comparable period of 2010. We believe that Testim prescription growth in the 2011 period over the 2010 period was driven by physician and patient acceptance that Testim provides better patient outcomes and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim net U.S. revenues in the third quarter of 2011 benefited from price increases having a cumulative impact of 14% over the comparable 2010 period.

Testim international contract revenues shown in the above table represent the amortization of deferred up-front and milestone payments we previously received under our Testim out-licensing agreements.

XIAFLEX

Total revenues for XIAFLEX in the third quarter of 2011 were $13.1 million compared to $5.7 million in the third quarter of 2010. Net revenues for the three months ended September 30, 2011 include $10.3 million of net U.S. product sales of XIAFLEX compared to the $4.6 million recorded in the third quarter of 2010 following the initial U.S. product sales of XIAFLEX for Dupuytren’s, which was launched late in the first quarter of 2010. XIAFLEX international contract revenues relate to our out-licensing agreements for XIAFLEX and represent cumulative catch-up adjustments for milestone payments received during the period, the ongoing amortization of deferred up-front and milestone payment amounts and royalties received. The increase in XIAFLEX international contract revenue for the third quarter of 2011 over the comparable period in 2010 is principally due to a cumulative catch-up revenue adjustments of $1.0 million related to the $7.5 million regulatory milestone earned in the 2011 period and incremental revenue amortization relating to milestone payments we received from Pfizer during 2011.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the third quarter of 2011 compared to that of 2010 increased due to higher levels of managed care contract rebates and government health plan charge-backs, partially offset by a lower revenue allowance percentage on XIAFLEX gross U.S. revenues.

Cost of goods sold. Cost of goods sold was $13.5 million and $11.6 million for the three months ended September 30, 2011 and 2010, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended September 30, 2011 over the comparable period in 2010 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 79.7% in the third quarter of 2011 compared to 78.4% in the comparable 2010 period. The increase in the gross margin rate is principally due to the contribution of high margin XIAFLEX contract revenues. In addition, gross margin on XIAFLEX U.S. product sales for the three months ended September 30, 2011 reflects the benefit of past claims from our licensor of approximately $0.9 million compared to $0.5 million of such claims in the comparable 2010 period.

Research and development expenses. We currently have only one product in development, XIAFLEX. The majority of research and development spending for the three and nine month periods ending September 30, 2011 relates to costs being incurred for the development of XIAFLEX for Peyronie’s, development of a larger scale XIAFLEX production process and development of multiple injections of XIAFLEX for adult Dupuytren’s patients with multiple palpable cords. A significant portion of the research and development expenses are for the internal personnel and infrastructure costs common to the support of these development efforts. Since we do not allocate these common costs to individual projects for external reporting purposes, we do not report research and development cost by project.

Investments in research and development for the quarter ended September 30, 2011 were $14.2 million, compared to $14.4 million for 2010. The expense decreased slightly compared to the prior year period since increased spending in 2011 related to the phase III XIAFLEX clinical trials for Peyronie’s disease was offset by a smaller investment in the development of a larger scale XIAFLEX production process.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $43.3 million for the quarter ended September 30, 2011, compared with $40.3 million for the year-ago quarter. The increase was primarily due to promotional and training activity in support of the launch of XIAFLEX for Dupuytren’s in the U.S.

Interest income. Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense. Interest expense in 2011 relates primarily to the costs associated the Company’s two year $30 million revolving credit line which expired under its terms in August 2011.

Nine Months Ended September 30, 2011 and 2010

Net revenues. Net revenues for the nine months ended September 30, 2011 and 2010 comprise the following:

	Nine months ended September 30,			% Change
	2011	2010	Change
	(in millions)
Testim revenues-
Net U.S. revenues	$148.2	$137.8	$10.4	8%
International product shipments	1.5	1.3	0.2	15%
International contract revenues	0.6	0.5	0.1	34%

	150.3	139.6	10.7	8%

XIAFLEX revenues-
Net U.S. revenues	28.8	6.7	22.1	758%
Revenue recognition change	1.8	—	1.8	n/a
International contract revenues	10.1	3.3	6.8	211%

	40.7	10.0	30.7	307%

Total net revenues	$191.0	$149.6	$41.4	28%

Revenue allowance as a percentage of
gross U.S. revenues	26%	22.0%	4%

Testim

The increase in Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, partially offset by an increase revenue allowances. According to National Prescription Audit data from IMS, Testim total prescriptions for the first nine months of 2011 grew 8% over the comparable period of 2010. We believe that Testim prescription growth in the 2011 period over the 2010 period was driven by physician and patient acceptance that Testim provides better patient outcomes and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim net U.S. revenues the first nine months of 2011 benefited from price increases having a cumulative impact of 9% over the comparable 2010 period. Testim international contract revenues shown in the above table represent the amortization of deferred up-front, milestone and royalty payments we previously received under our Testim out-licensing agreements.

XIAFLEX

Including the change in revenue recognition discussed above, total revenues for XIAFLEX for the nine months ended September 30, 2011 were $40.7 million compared to $10.0 million for the comparable period of 2010. Net revenues for the nine months ended September 30, 2011 include $28.8 million of net U.S. product sales of XIAFLEX compared to the $6.7 million recorded for the first nine months of 2010 following the initial U.S. product sales of XIAFLEX for Dupuytren’s, which was launched late in the first quarter of 2010. XIAFLEX international contract revenues relate to our out-licensing agreements for XIAFLEX and represent cumulative catch-up adjustments for milestone payments received during the period, the ongoing amortization of deferred up-front and milestone payment amounts and royalties received. The increase in XIAFLEX international contract revenue for the first nine months of 2011 over the comparable period of 2010 is principally due to cumulative catch-up revenue adjustments aggregating $4.8 million related to the $45.0 million of regulatory milestones earned during 2011 and incremental revenue amortization relating to milestone payments we received from Pfizer during 2011.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the first nine months of 2011 compared to that of 2010 increased due to higher levels of managed care contract rebates and government health plan charge-backs, partially offset by a lower revenue allowance percentage on XIAFEX gross U.S. revenues.

Cost of goods sold. Cost of goods sold was $39.2 million and $32.6 million for the nine months ended September 30, 2011 and 2010, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the nine months ended September 30,

2011 over the comparable period in 2010 was principally attributable to the increase in Testim units sold. Gross margin on our net revenues was 79.5% in the first nine months of 2011 compared to 78.2% in the comparable 2010 period. The increase in the gross margin rate is principally due to the contribution of high margin XIAFLEX contract revenues and product sales, including the contribution from the impact of the change in revenue recognition, and year-over-year price increases of Testim in the U.S., partially offset by increased Testim managed care rebates. In addition, gross margin on XIAFLEX U.S. product sales reflect the benefit of past claims from our licensor of approximately $1.9 million in the first nine months of 2011 compared to $0.7 million of such claims in the comparable 2010 period.

Research and development expenses. Research and development spending for the nine months ended September 30, 2011 was $43.2 million, compared to $34.1 million for 2010. The increase in expense results principally from the commencement of start-up activities related to the phase III XIAFLEX clinical trials for Peyronie’s disease and costs incurred to address inspection comments received from European regulators concerning our manufacturing plant.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $129.8 million for the nine months ended September 30, 2011, compared with $117.7 million for the year-ago comparable period. The increase was primarily due to the addition of the sales and reimbursement field force and infrastructure, and promotional and training activity in support of the launch of XIAFLEX for Dupuytren’s in the U.S.

Interest income. Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense. Interest expense relates primarily to the costs associated the Company’s two year $30 million revolving credit line which expired under its terms in August 2011.

Liquidity and Capital Resources

We had $149.6 million and $128.2 million in cash, cash equivalents and short-term investments as of September 30, 2011 and December 31, 2010, respectively. We believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations beyond reaching profitability based on our current plans and expectations. We may, however, elect to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

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

•	the extent to which we acquire or invest in businesses or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	entry into the marketplace of competitive products.

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

Sources and Uses of Cash

Cash provided by operations was $26.1 million for the nine months ended September 30, 2011, compared to cash used in operations of $35.6 million for the comparable 2010 period. Cash provided by operations for the nine months ended September 30, 2011 resulted primarily from the $15.0 million up-front payment received from Asahi and the $33.6 million of net milestone payments received from Pfizer, offset by BioSpecific’s share of these up-front and milestone payments and operating losses (net of stock compensation expenses and other non-cash charges). Cash used in operations for 2010 resulted primarily from operating losses (net of stock compensation expenses) and other non-cash charges, offset in part by approximately $13.7 million of net milestone receipts in the first nine months of 2010.

Cash used in investing activities was $105.6 million for the nine months ended September 30, 2011, compared to cash used of $8.2 million for the nine months ended September 30, 2010. The cash impact of investing activities in 2011 relates primarily to net purchases of short-term investments in marketable debt securities, investments in property and equipment and the investment of $1.9 million to secure the Horsham facility letter of credit. In 2010, the cash impact of investing activities relates primarily to our investments in property and equipment, net of the redemptions of long-term investments. Our investments in property and equipment relate primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure for the production of XIAFLEX.

Cash provided by financing activities was $2.4 million and $4.2 million for the nine months ended September 30, 2011 and 2010, respectively. Cash provided by financing activities in both periods resulted primarily from cash receipts from stock option exercises and employee stock purchases, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers and employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

New Accounting Pronouncements

See Note 1(e) – New Accounting Pronouncements to the Company’s Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2010, on February 15, 2011, we filed a complaint in the Court of Common Pleas, Chester County, Pennsylvania against BioSpecifics alleging that BioSpecifics had breached the Amended and Restated BioSpecifics Agreement, dated December 11, 2008, by and between BioSpecifics and the Company by its commencement of clinical trials for the use of injectable collagenase to treat canine lipomas without the prior knowledge and approval of the parties’ Joint Development Committee. Also, as previously reported in Part II, Item 1 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, on May 2, 2011, BioSpecifics filed a complaint in the Supreme Court of the State of New York, Nassau County, Commercial Division, against Recipharm AB, RecipharmCobra Holdings Limited (the Recipharm entities, collectively Cobra) and us claiming that we had breached an oral contract with BioSpecifics and interfered with a contract BioSpecifics has with Cobra. As previously reported in our Current Report on Form 8-K filed September 1, 2011, on August 31, 2011, we and BioSpecifics entered into a settlement agreement (the Settlement Agreement), pursuant to which the parties settled all pending litigation and resolved other outstanding disputes between them. Pursuant to the Settlement Agreement, we reserve certain rights and the parties have agreed to certain clarifications as to intellectual property matters and amounts owed between the parties. As a result of this settlement, we and BioSpecifics will be co-owners of U.S. Patent No. 7,811,560. The effectiveness of the Settlement Agreement was conditioned, in part, upon the execution by the parties of the Second Amended and Restated BioSpecifics Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended September 30, 2011:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	None		Not applicable	Not applicable	Not applicable
Aug. 1, 2011 to Aug. 31, 2011	178		$15.49	Not applicable	Not applicable
Sept. 1, 2011 to Sept. 30, 2011	None		Not applicable	Not applicable	Not applicable

Total	178	(1)	$15.49	Not applicable	Not applicable

(1)	Represents shares purchased from an employee, pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of resticted stock issued in accordance with Rule 16 b- 3 of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

10.1#	Employment Agreement, dated August 8, 2011, by and between the Registrant and James P. Tursi, M.D.

10.2#	Employment Agreement, dated November 1, 2011, by and between the Registrant and Jennifer L. Armstrong

10.3#	Employment Agreement, dated November 1, 2011, by and between the Registrant and Richard M. Dudek

10.4#	Employment Agreement, dated November 1, 2011, by and between the Registrant and Edward F. Kessig

10.5*	Second Amended and Restated Development and License Agreement, dated as of August 31, 2011, by and between Auxilium Pharmaceuticals, Inc. and BioSpecifics Technologies Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2011, File No. 000-50855, and incorporated by reference herein).

10.6*	Settlement Agreement, dated as of August 31, 2011, by and between Auxilium Pharmaceuticals, Inc. and BioSpecifics Technologies Corp. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 1, 2011, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment requested under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been submitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.

†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: November 9, 2011	/s/ Armando Anido
Armando Anido Chief Executive Officer and President (Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: November 9, 2011	/s/ James E. Fickenscher
James E. Fickenscher Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

10.1#	Employment Agreement, dated August 8, 2011, by and between the Registrant and James P. Tursi, M.D.

10.2#	Employment Agreement, dated November 1, 2011, by and between the Registrant and Jennifer L. Armstrong

10.3#	Employment Agreement, dated November 1, 2011, by and between the Registrant and Richard M. Dudek

10.4#	Employment Agreement, dated November 1, 2011, by and between the Registrant and Edward F. Kessig

10.5*	Second Amended and Restated Development and License Agreement, dated as of August 31, 2011, by and between Auxilium Pharmaceuticals, Inc. and BioSpecifics Technologies Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2011, File No. 000-50855, and incorporated by reference herein).

10.6*	Settlement Agreement, dated as of August 31, 2011, by and between Auxilium Pharmaceuticals, Inc. and BioSpecifics Technologies Corp. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 1, 2011, File No. 000-50855, and incorporated by reference herein).

31.1	Certification of Armando Anido, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Armando Anido, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment requested under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been submitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.

†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.