Form 10-K
period 2011-12-31
AUXILIUM PHARMACEUTICALS INC
filed 2012-02-29
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on The NASDAQ Global Market as of June 30, 2011, was approximately $920 million.

As of February 23, 2012, the number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 48,308,956.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2011.

AUXILIUM PHARMACEUTICALS, INC.

FORM 10-K

December 31, 2011

This Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information contained herein are forward-looking statements and may contain projections relating to financial results, economic conditions, trends and known uncertainties. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed in this Report. You should review the “Risk Factors” section of this Report for a discussion of the important factors that could cause actual results to differ materially from those described in or implied by the forward-looking statements contained in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

COMPANY OVERVIEW

We are a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences. We reported net revenues in 2011 of $264.3 million, an increase of 25% over the $211.4 million reported in 2010. Our net loss for 2011 was $32.9 million ($0.69 per share) compared to $51.2 million ($1.08 per share) of net loss in 2010. We are a fully integrated company and had approximately 530 employees at the end of 2011, including approximately 298 employees in our commercial organizations, 118 employees in manufacturing and quality, 68 employees in research and development and 46 employees in administrative support. As of December 31, 2011 we had $154.3 million in cash, cash equivalents and short-term investments and no debt.

We currently market two products: Testim® testosterone gel and XIAFLEX® (collagenase clostridium histolyticum). Testim is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration. XIAFLEX is a proprietary, injectable collagenase enzyme approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) for the treatment of Dupuytren’s contracture (“Dupuytren’s”) in adult patients with a palpable cord.

Testim is approved in the U.S., Canada and much of Europe. We commercialize Testim in the U. S., while Ferring International Center S.A. (“Ferring”) and Paladin Labs Inc. (“Paladin”) market Testim on our behalf in certain European countries and Canada, respectively. Testim worldwide net revenues for 2011 were $207.9 million, an 8% increase over the $193.0 million recorded in 2010. Testim represents an attractive and profitable revenue platform in the Testosterone Replacement Therapies (“TRT”) market in the U.S. which was $1.6 billion in 2011 and exhibited growth of 24% as more large pharmaceutical companies launched products to this underserved market. The once daily gel segment of the TRT market in which Testim competes has experienced a 27% compound annual growth rate since 2007, and represents 88% or $1.4 billion of the total U.S. TRT market. Our sales force of approximately 150 representatives focuses on approximately 12% of the approximately 165,000 physicians in the U.S. who prescribe TRT products. These physicians are responsible for roughly half of all gel TRT prescriptions. Our strategy to focus on these high prescribing physicians combined with our tactics with select managed care organizations resulted in a minimal loss of market share in 2011, despite the new competitors in the market. Although our goal is to maximize our total TRT market share organically through 2012 in the face of aggressive competition, we will also continue to assess any opportunities that may arise to supplement our current targeted focus on the most prolific writers of gel TRT prescriptions.

Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment. We launched XIAFLEX for the treatment of Dupuytren’s in the U. S. in March 2010 with a sales force of approximately 65 employees and 15 reimbursement specialists. They are supported by a group of approximately 15 Medical Science Liaisons. We have partnered with Pfizer Inc. (“Pfizer”) for development and commercialization of XIAPEX® (European Union (“EU”) tradename for XIAFLEX) for Dupuytren’s and Peyronie’s disease (“Peyronie’s”) in Europe and certain Eurasian countries. Pfizer received marketing authorization for Dupuytren’s by the European Commission on February 28, 2011 and began sales in certain countries of the EU in April 2011. We have partnered with Asahi Kasei Pharma Corporation (“Asahi Kasei”) for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Japan. We have also partnered with Actelion Pharmaceuticals Ltd. (“Actelion”) for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Australia, Brazil, Canada and Mexico.

We are seeking a partner or partners for development and commercialization in the rest of the world. Worldwide net revenues for XIAFLEX were $56.4 million for the year ending December 31, 2011, compared to $18.4 million in 2010.

Our current product pipeline includes:

Phase III:

•	XIAFLEX for the treatment of Peyronie’s with top-line data expected late in the second quarter of 2012

Phase IIa:

•	XIAFLEX for the treatment of Adhesive Capsulitis (“Frozen Shoulder syndrome”) with top-line data expected in the first half of 2013

Phase Ib:

•	XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy (“cellulite”) with top-line data expected in the fourth quarter of 2012.

In addition to the above, we have an exclusive option for the exclusive rights to pursue any additional indications for XIAFLEX (other than dermal formulations labeled for topical administration).

Our vision is to build a rapidly growing, profitable and sustainable biopharmaceutical company. To achieve this vision we plan to:

•	maximize revenues of Testim and XIAFLEX in the currently approved indications;

•	deliver on our current product pipeline; and

•	build out our business and development pipeline in specialty therapeutic areas through corporate development and licensing activities.

In the short term we plan to focus on execution with respect to Testim, XIAFLEX for Dupuytren’s and bringing additional indications for XIAFLEX to market. We believe that we are well positioned to become a profitable and sustainable specialty biopharmaceutical company by executing on these few initiatives. Although our current sales forces for Testim and XIAFLEX have achieved 2011 U.S. revenues per employee of approximately $1.4 and $0.7 million respectively, we believe that we can further leverage this investment and our expertise in clinical development and regulatory strategy with the addition of new products. Because we do not believe we have to acquire additional products to achieve our vision, we plan to be opportunistic and nimble with respect to corporate development and licensing opportunities. We will be open to add marketed products and/or product opportunities that have a good strategic fit and which are fiscally responsible. Although we may seek products that have a therapeutic fit with XIAFLEX or Testim, we believe that the core competencies we have with respect to drug development and commercialization can be applied to a number of other specialty focused therapeutic areas.

MARKETED PRODUCTS

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

Hypogonadism market. Hypogonadism, or low testosterone, is a disorder that affects millions of men in the U.S. A 2006 study showed that 39% of men over 45 years of age may have low testosterone (total testosterone levels below 300 ng/dL). Based on the 2010 U.S. Census Bureau estimates, we believe there are approximately 59 million U.S. men aged 45 and older with hypogonadism. The effects of low testosterone lead to symptoms such as low energy, diminished libido, adverse changes in body composition, irritability and poor concentration. Hypogonadism also affects a high percentage of men with certain co-morbidities regardless of age. The 2006 study documented associations with other co-morbidities such as: obesity (52%) and diabetes (50%). Other articles have highlighted associations with other conditions: AIDS (50%), hypertension (42%), hyperlipidemia (40%), erectile dysfunction (19%) and up to 74% of men being treated with high doses of opioids for chronic pain.

Testosterone replacement therapy (“TRT”) is the standard treatment for hypogonadism. The total number of prescriptions within the TRT market has grown from 1.0 million to 5.3 million between 2000 and 2011. Before 2000, the TRT market consisted of oral, injectable and patch therapies. In 2000, the first topical gel was introduced, and this product segment has been the driver of much of the total growth in the TRT market. The gel segment accounted for approximately 67% of the total prescriptions and 88% of the total value in the TRT market in 2011. Despite this growth, it was estimated in 2006 that only approximately 10% of men with hypogonadism currently were receiving TRT. According to our physician research, this low diagnosis rate stems primarily from low patient and physician awareness of the symptoms, treatment options and non-standardized screening methods.

Testim has captured a significant portion of the gel prescription growth since its launch in early 2003 and held a 20% prescription share of this market in December 2011. In 2011, prescriptions of Testim grew by 9% compared to 2010. The gel market continued to be a primary driver of the TRT market in 2011 and grew by 19% in December 2011 over the prior 12 months. All other formulations (injectables, patches, orals and buccals) combined increased 27% from 2010 to 2011.

Cost-effectiveness and convenience. We believe that, based on market feedback from physicians and an analysis of pharmacy prescription data, 9 out of 10 Testim patients stayed on their starting dose of 5g (one tube) after 12 months. The simplicity of a single daily 5g tube of Testim we believe provides controlled dosing, no complicated titration schedule, low rates of irritation and convenience for travel as the tube is small, discrete and TSA-compliant.

Broad prescription coverage. Currently, we have broad third-party payor reimbursement for Testim which is covered by the majority of reimbursement plans at tier 2 or 3 status.

Regulation. On May 7, 2009, the FDA announced that it was requiring the manufacturers of two prescription topical testosterone gels, Abbott Laboratories Inc. (“Abbott”) and Auxilium, to make changes to the prescribing information and develop Risk Evaluation and Mitigation Strategies (“REMS”) for the products. The FDA stated that it was requiring this action after it became aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children to testosterone due to drug transfer from adult males using testosterone gel drug products (“transference”). The FDA considered this information to be “new safety information.” We believe that all topical testosterone gels have a potential for transference. Testim’s prescribing information has described the risk and procedures for avoidance of transference since the product was launched in 2003. The changes to the prescribing information for Testim include a “boxed warning”, which is used to highlight warning information that is especially important to the prescriber. The goal of the REMS is to inform patients about the serious risks of transference associated with the use of Testim and Abbott’s topical testosterone product, AndroGel®. The REMS includes assessments and a Medication Guide to inform patients. The revised prescribing information and REMS for Testim were approved on September 18, 2009. The FDA approved a revised Medication Guide on November 11, 2011.

XIAFLEX for Dupuytren’s

On February 2, 2010, we received approval from the FDA to begin the sale in the U.S. of XIAFLEX for Dupuytren’s in adult patients with a palpable cord, and we commenced the commercial launch in the U.S. in March 2010.

Dupuytren’s market. XIAFLEX offers the first and only FDA-approved medical treatment option for physicians and patients who desire a minimally invasive alternative to surgery. We believe that every year in the U.S. approximately 300,000 people are diagnosed with Dupuytren’s. We also believe that approximately 70,000 Dupuytren’s surgical procedures occur every year. Common co-morbidities include diabetes, epilepsy, alcoholism, HIV or Peyronie’s. Dupuytren’s is most common in men. It usually starts in adult life, with a peak incidence in people aged 40 to 60 and an average of 2.2 joints are affected at diagnosis. In about 50% of patients, the disease affects both hands, and it is estimated that approximately 30-40% of patients undergo surgical procedures for multiple cords concurrently. Quality of life and daily activities can be significantly affected by a contracture and surgery has been the historical standard of care. Generally Dupuytren’s is treated by hand, plastic, orthopedic and general surgeons, as well as rheumatologists. Surgery has typically been reserved for the advanced disease due to potential complications, a long recovery period and possible recurrence which could require additional surgeries. Recurrence after surgical treatment is common (as high as 30% in the first two years post-surgery, and 55% within 10 years of surgery).

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

Prior to approval of XIAFLEX for Dupuytren’s, surgery was the only treatment option. Surgical techniques used to treat patients with Dupuytren’s fall into two major groups: fasciotomy, including needle aponeurotomy, which is simply cutting or puncturing the Dupuytren’s cord without cord removal and fasciectomy, which is removing the cords of the diseased tissue.

Reimbursement for XIAFLEX. In November 2011, the Center for Medicare and Medicaid Services (CMS) released payment rates for the 2012 Current Procedural Terminology (CPT®) codes to be used with XIAFLEX for the treatment of adult Dupuytren’s patients with a palpable cord beginning January 1, 2012. The CPT codes will apply to the procedures only, and leave in place the separate XIAFLEX specific J code for reimbursement of the product that became effective January 1, 2011. Medicare payment rates for the CPT codes will vary based on geographical adjustments. The CPT codes, 20527 for the XIAFLEX injection procedure and 26341 for the finger extension or manipulation procedure, and J code, J0775, are used by physicians to identify XIAFLEX when billing to Medicare, Medicaid and commercial health plans for reimbursement.

Broad prescription coverage. Our internal estimates indicate that 96% of insured lives in the U.S. currently have access to XIAFLEX.

Regulation. As a condition of approval for XIAFLEX for Dupuytren’s, the FDA required a REMS. The goal of the REMS is to inform and train healthcare providers about the risks of tendon rupture, serious adverse reactions affecting the injected extremity, and the potential risk of serious hypersensitivity reactions (including the potential for anaphylaxis) associated with XIAFLEX. The REMS consists of a medication guide, a communication plan, and a timetable for submission of assessments of the REMS. The communication plan includes a Dear Healthcare Provider Letter and educational materials (i.e., training guide and procedure training video).

DEVELOPMENT PIPELINE

XIAFLEX Potential Future Indications

Peyronie’s

Disease state and market. Peyronie’s is characterized by a subdermal plaque or hard lump that occurs on the shaft of the penis. This plaque is primarily subtypes of collagen that we believe can be digested by the collagenases contained in XIAFLEX. It begins as a localized inflammation, which progresses to a hardened scar on the shaft of the penis that reduces flexibility and causes the penis to bend during erection. This may cause pain on erection and a deformity that may prevent sexual intercourse altogether. Our market research indicates that, aside from the physical consequences, depression and loss of self-esteem are common in men with Peyronie’s. The prevalence of Peyronie’s has been increasing during the last 30 years and we believe its prevalence with some degree of curvature is now approximately 5% of adult men. However, the actual prevalence may be higher because of patients’ reluctance to report this embarrassing condition to their physicians. The pathogenesis of Peyronie’s appears to be multifactorial, with an interplay of genetic predisposition, trauma and tissue ischemia. Generally, Peyronie’s is treated by urologists. To date, no medical therapy has been proven effective and received FDA approval for the treatment of Peyronie’s. Surgical treatment may be an option for some patients, although complications such as erectile dysfunction as well as loss of penile girth and length can occur. Administration of XIAFLEX, if approved, could be an in-office procedure in which the product is injected directly into the plaque that causes the penile curvature.

Current treatment options. There are no medical therapies approved for the treatment of Peyronie’s. However, a number of medical therapies have been used to treat Peyronie’s including Vitamin E, Colchicine, Potassium Aminobenzoate (Potaba), Tamoxifen, Interferon a2a and Corticosteroids. Current surgical therapies include the following procedures: plication (which involves gathering tissue on the outer side of the bend usually resulting in shortening and straightening of the penis), graft techniques (which involve replacing scar tissue with grafts of tissue from another site) and, for patients with severe erectile dysfunction, prosthetic implants (which involve synthetic cylinders implanted in the penis to produce a functional erection).

R&D status. We completed a phase IIb randomized, double-blind, placebo-controlled study designed to assess the safety and efficacy of XIAFLEX when administered two times a week every six weeks for up to three treatment cycles (2 x 3) in 145 subjects with Peyronie’s. The study was conducted at 12 sites throughout the U.S., and patients were monitored for 36 weeks following the first injection. The trial was designed to validate a proprietary Peyronie’s Disease Questionnaire (“PDQ”) which measures several domains of patients’ sexual quality of life over a 36 week period. The four domains measured by the PDQ are penile pain, Peyronie’s bother, intercourse discomfort and intercourse constraint. Patients had to have a penile contracture between 30 and 90 degrees to be included in the study. Patients were stratified by the degree of penile curvature (i.e., 30 degrees to 60 degrees versus 60 to 90 degrees) and then randomized into four treatment groups to receive either XIAFLEX or placebo with or without modeling of the penile plaque. Modeling refers to massaging of the plaque after the second injection of a treatment series and is intended to maximize the enzymatic effect of the XIAFLEX injection in the plaque. Patients were randomized in a 3:1 ratio of XIAFLEX to placebo and a 1:1 ratio to receive penile plaque modeling or no modeling.

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

Following discussions with the FDA where we achieved agreement that the PDQ was a valid tool for use in a pivotal phase III trial and the appropriate endpoint for such trials, we commenced our phase III studies. We completed enrollment in our phase III trial in March 2011 and, in August 2011, we announced that dosing had been completed in the largest ever global phase III program for the treatment of Peyronie’s. We anticipate reporting top-line results late in the second quarter of 2012. Our phase III plan for XIAFLEX for Peyronie’s consists of four clinical studies and is known by the acronym IMPRESS – The Investigation for Maximal Peyronie’s Reduction Efficacy and Safety Studies. There are two randomized, double-blind, placebo-controlled phase III studies, which enrolled over 800 patients at approximately 70 sites in the U.S. and Australia, with a 2:1 ratio of XIAFLEX to placebo. There is one open label study, which enrolled at least 250 patients, at approximately 30 sites in the U.S., EU and New Zealand, and one pharmacokinetic study, which enrolled 16 patients in the U.S. XIAFLEX was administered two times a week every six weeks for up to four treatment cycles (2 x 4). Each treatment cycle was followed by a penile modeling procedure. Patients will be followed for 52 weeks post-first injection in the double-blind studies and for 36 weeks in the open label trial. The trials’ co-primary endpoints are the mean change from baseline in the Peyronie’s bother domain of the PDQ compared to placebo and mean percent improvement from baseline in penile curvature compared to placebo. The remaining domains of the PDQ will be considered secondary endpoints. Safety measurements will include adverse event monitoring, immunogenicity testing and clinical labs.

Frozen Shoulder Syndrome

Disease state and market. Frozen Shoulder syndrome is a disorder of diminished shoulder motion, characterized by restriction in both active and passive range of motion of the shoulder joint. Frozen Shoulder syndrome usually affects patients aged 40 to 70 years. It is estimated that 3% of people develop Frozen Shoulder syndrome over their lifetime and that women tend to be affected more frequently than men. The condition may affect both shoulders, either simultaneously or in sequence, in up to 16% of patients. Recurrence of Frozen Shoulder syndrome is common within five years of the onset of the disorder. A higher incidence of Frozen Shoulder syndrome exists among patients with diabetes (10-20%) compared to the general population (2-5%) and incidence among patients with insulin-dependent diabetes is even higher (36%), with an increased frequency of bilateral shoulder involvement.

Current treatment options. The most common treatment for Frozen Shoulder syndrome is extensive physical therapy, corticosteroids and/or arthroscopy. Drugs are used to manage pain, but none have been demonstrated to have an impact on Frozen Shoulder syndrome.

R&D status. BioSpecifics Technologies Corporation (“BioSpecifics”), from whom we have licensed exclusive worldwide rights to develop, market and sell certain products containing the collagenase enzyme, has conducted a phase II clinical trial using XIAFLEX for the treatment of Frozen Shoulder syndrome. Three different doses of the enzyme were compared to placebo in this prospective, randomized, 60-subject trial. The results from this trial suggest that local injection of the enzyme is well-tolerated and may be effective in patients suffering from Frozen Shoulder syndrome.

We commenced a phase IIa escalation trial in December 2011 to assess the safety and efficacy of XIAFLEX in the treatment of Frozen Shoulder syndrome in comparison to an exercise-only control group. This study involved two doses (0.29 mg and 0.58 mg) of XIAFLEX given under ultrasound guidance and involves approximately 50 subjects across 4 cohorts. Up to three injections will be given 21 days apart and the subjects will be followed for 90 days. The endpoint will be range of motion parameters for the affected shoulder. We expect to announce top-line results in the first half of 2013.

Cellulite

Disease state and market. Cellulite, also known medically as edematous fibrosclerotic panniculopathy, describes a pathologic inflammatory condition, in which lobules of subcutaneous adipose tissue extend into the dermal layer. These changes can visibly affect the shape of the epidermis and resemble an orange peel-like dimpling of the skin. In the normal subcutaneous fat layer directly under the skin, there are both perpendicular columnar and net-like fibrous connective tissue called septae. These fibrous septae, made of types I and III collagen, connect the epidermis to the dermis and create a network of compartmentalized adipose deposits. Women tend to have a higher proportion of columnar septae that are perpendicular to the epidermis, while men tend to have more of the net-like system. In cellulite, the subcutaneous fat cells swell and push upwards. As a result, the skin between the septae is pushed up and the perpendicular septae act as an anchor to pull the epidermis downwards and form the classic cellulite dimple. The surrounding adipose tissue forms small bulges under the epidermis around the dimple that can give skin an orange peel-like texture. Cellulite has been reported to occur in 85 to 98% of post-pubertal females and rarely in men. The condition is prevalent in women of all races.

Current treatment options. Current treatments for cellulite include creams, light-based procedures or liposuction. None have been demonstrated to have a significant impact on eliminating cellulite.

R&D Status. BioSpecifics has granted us an exclusive license to research, develop, manufacture and use XIAFLEX in connection with the treatment of edematous fibrosclerotic panniculopathy, more commonly known as cellulite, and we have the exclusive option, upon completion of such early stage development and upon our payment to BioSpecifics of a one-time $500,000 license fee, to add the treatment of cellulite to our licensed indications under the BioSpecifics Agreement (as defined below).

We filed an Investigational New Drug (“IND”) with the FDA in November 2011. A phase Ib clinical trial designed to assess the safety and efficacy of XIAFLEX in the treatment of cellulite commenced in the first quarter of 2012. The phase Ib study is a single site, open label dose-escalation study that is targeted to enroll 63 women between 21 and 60 years of age. The objectives of the study are to assess the safety, effectiveness, and pharmacokinetics of XIAFLEX for the treatment of cellulite. We expect to announce top-line results in the fourth quarter of 2012.

Other

Under our agreement with BioSpecifics, we have exclusive worldwide rights to develop, market and sell products containing XIAFLEX, other than dermal formulations labeled for topical administration. We may expand our agreement with BioSpecifics, at our option, to cover other indications as they are developed by us or BioSpecifics. We plan to prioritize our development of additional pipeline indications for XIAFLEX. In addition to the indications mentioned above, other areas of interest could include canine and human lipomas, which BioSpecifics is expected to begin studying.

STRATEGIC RELATIONSHIPS

We have entered into agreements for the licensing of technology and products. We intend to pursue other licensing agreements and collaborations in the future. We have secured collaboration partners for the sale of products in geographic locations where we do not have our own sales force. We may pursue other collaborations in the future.

Testim

License from FCB

In May 2000, Bentley Pharmaceuticals, Inc. (“Bentley”) granted us an exclusive, worldwide, royalty-bearing license to make and sell products incorporating its patented transdermal gel formulation technology that contains testosterone (the “May 2000 License”). We produce Testim under the May 2000 License. The term of the May 2000 License is determined on a country-by-country basis and extends until the later of patent right expiration in a country or 10 years from the date of first commercial sale. Under this agreement, we were required to make up-front and milestone payments upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval. In June 2008, CPEX Pharmaceuticals, Inc. (“CPEX”) was spun out of Bentley and became the assignee of certain Bentley assets, including the license agreement governing the May 2000 License and patents we licensed under that agreement. In April 2011, CPEX was acquired by FCB I Holdings Inc. (“FCB”), a newly formed company which is controlled by Footstar Corporation, and the licensed patents were assigned to FCB. The rights and obligations under the license agreement described above inure to FCB and continue to be effective, as will our rights and obligations thereunder. See “Patents and Proprietary Rights” for a discussion of the patents we license from FCB.

License to Ferring

In November 2008, we entered into a distribution and license agreement with Ferring (the “Ferring Agreement”). Pursuant to the Ferring Agreement, we appointed Ferring as our exclusive distributor of Testim in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, The Netherlands, Norway, Portugal, Spain, Sweden and the U.K. (the “Ferring Territory”). We also granted Ferring an exclusive, royalty-bearing license to import, market, sell and distribute Testim in the Ferring Territory. Ferring is required to purchase all Testim supply from us and to make certain sales milestone and royalty payments. In addition, Ferring was required to make certain up-front and milestone payments to us related to the transfer to Ferring of the marketing authorizations in each country within the Ferring Territory.

License to Paladin

We entered into a license and distribution agreement with Paladin in December 2006. We granted Paladin an exclusive license to use and sell Testim in Canada. The terms of this agreement require Paladin to purchase all Testim supply from us and to make up-front, milestone and royalty payments.

XIAFLEX

License from BioSpecifics

In June 2004, we entered into a development and license agreement with BioSpecifics and amended the agreement in May 2005, December 2005, December 2008 and August 2011 (the “BioSpecifics Agreement”). Under the BioSpecifics Agreement, we have exclusive worldwide rights to develop, market and sell certain products containing collagenase enzyme, which we refer to as XIAFLEX. Our licensed rights concern the development and commercialization of products, other than dermal formulations labeled for topical administration, and currently, our licensed rights cover the indications of Dupuytren’s, Peyronie’s, Frozen Shoulder syndrome and, upon our optional payment of $500,000 to BioSpecifics, cellulite. We may further expand our rights under the BioSpecifics Agreement, at our option, to cover other indications as they are developed by us or BioSpecifics.

The BioSpecifics Agreement extends, on a country-by-country and product-by-product basis, for the longer of any applicable patent life, the expiration of any regulatory exclusivity period or 12 years. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country-by-country basis, on an indication-by-indication basis, or on a product-by-product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by us, we will retain a non-exclusive license for these rights. See “Patents and Proprietary Rights” below for a discussion of the patents we license from BioSpecifics.

We are responsible, at our own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products.

We have been and will be obligated to make contingent milestone payments to BioSpecifics upon the filing of regulatory applications and receipt of regulatory approval. We have paid BioSpecifics $22.2 million under the BioSpecifics Agreement, of which we paid $4.6 million in 2011. These 2011 payments included a payment of approximately $3.8 million, which represented BioSpecifics’ share of the net $41.1 million which Pfizer paid to us as milestone payments under the Pfizer Agreement (as described below). These 2011 payments also included a payment of approximately $0.8 million, which represented BioSpecifics’ share of the $15 million which Asahi Kasei paid to us as milestone payments under the Asahi Agreement (as described below). After we receive the $10 million up-front payment from Actelion under the Actelion Agreement (as described below), which we expect will occur in the first quarter of 2012, we will owe BioSpecifics approximately $0.6 million. Additional milestone obligations will be due to BioSpecifics upon further acceptance of filings, approvals and achievement of certain sales levels by our partners. Additionally, if we exercise an option to develop and license XIAFLEX for additional medical indications, an exercised indication fee will be due. Pursuant to the BioSpecifics Agreement, the exercised indication fee for each additional indication, including cellulite, is $500,000.

Under the BioSpecifics Agreement, we have the exclusive right to manufacture any pharmaceutical product containing the collagenase enzyme as an active ingredient:

•

for the indications of Dupuytren’s, Peyronie’s and Frozen Shoulder syndrome (such indications, together with such indications that may be added under the terms of the BioSpecifics Agreement, the “Field”), and for any indications outside the Field which BioSpecifics elects not to pursue; and

•	for early-stage development activities through phase II clinical trials for any indications.

We have the non-exclusive right to manufacture any pharmaceutical product containing the collagenase enzyme as an active ingredient:

•	for supply to BioSpecifics for in vitro development; and

•	for post-phase II development (including submissions for regulatory approval) and commercialization of indications outside the Field which Auxilium elects not to pursue.

BioSpecifics currently retains the right to manufacture:

•	collagenase for use as a reagent for tissue disassociation;

•	collagenase for performing in vitro research and development unless we elect to supply product for such purposes;

•	collagenase for purposes of development and commercialization of any indications outside the Field which we elect not to pursue; and

•

collagenase for any early-stage development activities conducted by BioSpecifics through phase II clinical trials for any indications outside the Field, but only if we fail to supply product, diluent or placebo for such purpose.

We are responsible, at our cost, for performing early stage development activities for the treatment of edematous fibrosclerotic panniculopathy, more commonly known as cellulite. BioSpecifics has granted us an exclusive license to research, develop, manufacture and use XIAFLEX in connection with this development, and we have the option, upon completion of such early stage development and upon its payment to BioSpecifics of a one-time $500,000 license fee, to add the treatment of cellulite to our licensed indications under the BioSpecifics Agreement.

In the event that we sublicense the right to sell XIAFLEX in any country outside of the U.S., the EU and certain Eurasian countries or Japan – as we did in February 2012 to Actelion for Australia, Brazil, Canada and Mexico—we must pay BioSpecifics a specified fraction of the royalty we receive from such sublicense, and a specified mark-up on our cost of goods related to supply of XIAFLEX (subject, in both the case of the royalty and the mark-up, to specified caps).

License to Pfizer

In December 2008, we entered into a development, commercialization and supply agreement with Pfizer (the “Pfizer Agreement”). Under the Pfizer Agreement, we granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAPEX (EU tradename for XIAFLEX) for the treatment of Peyronie’s and Dupuytren’s upon receipt of the applicable regulatory approvals in the 27 member countries of the EU as it existed as of the effective date of the Pfizer Agreement (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the UK), as well as Albania, Armenia, Azerbaijan, Belarus, Bosnia & Herzegovina, Croatia, Georgia, Iceland, Kazakhstan, Kirghiz Republic, Macedonia, Moldova, Montenegro, Norway, Serbia, Switzerland, Tajikistan, Turkey and Uzbekistan (the “Pfizer Territory”). Subject to each party’s termination rights, the term of the Agreement extends on a country-by-country and product-by-product basis from the date of the Agreement until the latest of (i) the date on which the product is no longer covered by a valid claim of a patent or patent application in such country, (ii) the 15th anniversary of the first commercial sale by Pfizer of XIAPEX in a given country after the receipt of required regulatory approvals and (iii) a generic entry or competitive product containing the same active ingredient with respect to XIAPEX in such country.

Pfizer received marketing authorization by the European Commission on February 28, 2011 and XIAPEX is now available in Austria, Denmark, Finland, Germany, Norway, Spain, Switzerland, Sweden, and the UK.

Pfizer is obligated to make certain regulatory and milestone payments to us as well as a specified royalty on net sales of XIAPEX in the Pfizer Territory. As of December 31, 2011, Pfizer had paid us $135 million in up-front and regulatory milestone payments under the Pfizer Agreement. Of this $135 million, Pfizer paid us $45 million in 2011 in connection with the achievement of the regulatory milestones upon the first commercial sales of XIAPEX in Germany, Spain and the UK, net of certain development and regulatory costs amounting to $3.9 million that Pfizer was contractually allowed to recoup. Pfizer may pay us up to an additional $350 million upon the achievement of certain specified additional regulatory and commercial milestones for XIAFLEX (on an indication-by-indication basis or for the product as a whole, as the case may be). We will also owe BioSpecifics 8.5% of any future regulatory or commercial milestone payments received from Pfizer.

Pfizer is required to obtain XIAPEX exclusively from us. We were primarily responsible for development activities prior to granting of product approval, and Pfizer has been primarily responsible for development activities in the Pfizer Territory since approval. We control product development at all times outside of the Pfizer Territory. Pfizer is responsible for preparation of regulatory materials necessary for obtaining and maintaining regulatory approvals in the Pfizer Territory, and for the associated regulatory costs. Pfizer is solely responsible for commercializing XIAPEX in the Pfizer Territory during the term of the Pfizer Agreement and is solely responsible for costs associated with commercializing XIAPEX in the Pfizer Territory.

Either party may terminate the Pfizer Agreement as a result of the other party’s breach or bankruptcy. Initially, Pfizer may terminate the Pfizer Agreement only upon certain specified conditions. After this initial period, Pfizer may terminate the Pfizer Agreement at will.

License to Asahi Kasei

On March 22, 2011, we entered into a development, commercialization and supply agreement with Asahi Kasei (the “Asahi Agreement”). Under the Asahi Agreement, we granted Asahi Kasei the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren’s and Peyronie’s in Japan upon receipt of the applicable regulatory approvals. We also granted Asahi Kasei the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in Japan during the term of the Asahi Agreement. Asahi Kasei paid us an up-front payment of $15 million in March 2011. In addition, Asahi Kasei may make up to $247 million in potential payments, with $37 million tied to development and regulatory milestones and $210 million tied to achievement of aggregate annual net sales thresholds. In addition, the Asahi Agreement provides for quarterly royalty payments based on a specified percentage of net sales of XIAFLEX in Japan. This royalty percentage increases upon the achievement of a specified threshold of aggregate annual net sales of XIAFLEX and decreases if a generic to XIAFLEX is marketed in Japan.

Under the Asahi Agreement, Asahi Kasei will be responsible for all clinical development, regulatory and commercialization activities for XIAFLEX for the treatment of Dupuytren’s and Peyronie’s for the Japanese market and we will be reimbursed for all costs we may incur in connection with these activities. We will be responsible for all clinical and commercial manufacturing and supply of XIAFLEX for the Japanese market. Subject to each party’s termination rights, the term of the Asahi Agreement extends on a product-by-product basis from the date of the agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent, (ii) the 15th anniversary of the first commercial sale of the product, or (iii) the entry of a generic to XIAFLEX in the Japanese market.

License to Actelion

On February 22, 2012, we entered into a collaboration agreement with Actelion (the “Actelion Agreement”). Under the terms of the Actelion Agreement, we granted Actelion exclusive rights to develop and commercialize XIAFLEX for the treatment of Dupuytren’s and Peyronie’s in Australia, Brazil, Canada and Mexico upon receipt of the applicable regulatory approvals. We also granted Actelion the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in these countries during the term of the Actelion Agreement. Actelion will pay us an up-front payment of $10 million in the first quarter of 2012. Actelion may make up to $58.5 million in potential payments, with $16 million tied to regulatory, pricing, and reimbursement milestones and $42.5 million tied to achievement of aggregate annual net sales thresholds. In addition, the Actelion Agreement provides for quarterly royalty payments based on a specified percentage of net sales of XIAFLEX in these countries. This royalty percentage increases upon the achievement of specified thresholds of aggregate annual net sales of XIAFLEX and decreases if a generic to XIAFLEX is marketed in these countries.

Under the Actelion Agreement, Actelion will be responsible for all clinical development, regulatory and commercialization activities for XIAFLEX for the treatment of Dupuytren’s and Peyronie’s for Australia, Brazil, Canada and Mexico and Actelion will reimburse us for all out-of-pocket costs we may incur in connection with these activities. We will be responsible for all clinical and commercial manufacturing and supply of XIAFLEX for these countries. Subject to each party’s termination rights, the term of the Actelion Agreement extends on a product-by-product and country-by-country basis from the date of the agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent, (ii) the 15th anniversary of the first commercial sale of the product, (iii) the achievement of a specified market share of generic versions of the product in such country or (iv) loss of certain marketing rights or data exclusivity in such country.

MANUFACTURING

We produce the active pharmaceutical ingredient of XIAFLEX, and we currently use, and expect to continue to depend on, contract manufacturers to manufacture Testim and handle certain aspects of the manufacture of XIAFLEX. We also may depend on contract manufacturers to manufacture any products for which we receive marketing approval and to produce sufficient quantities of our product candidates for use in preclinical and clinical studies. We and our contract manufacturers are subject to an extensive governmental regulation process. Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices (“cGMP”). The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have established an internal quality control and quality assurance program, including a set of standard operating procedures and specifications, that we believe is cGMP-compliant.

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

The manufacturing agreement may be terminated by either us or DPT upon: (1) the failure of either party to comply with its obligations under the manufacturing agreement, if such failure is not remedied within sixty (60) days after written notice; or (2) notice by either party to the other upon the insolvency or bankruptcy of the other party. In addition, we may terminate the manufacturing agreement immediately upon written notice, if: (1) a failure to supply the required product continues for more than ninety (90) days after the delivery date; (2) an applicable regulatory authority refuses to grant, or withdraws, marketing approval; (3) we decide to discontinue the marketing of the product in the U.S.; or (4) DPT’s manufacturing license is revoked or suspended. In the event of termination under certain circumstances, we will be required to pay DPT for certain costs and accrued expenses.

We have qualified Contract Pharmaceuticals Limited Canada (“CPL”) as a back-up supplier.

XIAFLEX

Horsham. We lease a 50,000 square foot biological manufacturing facility in Horsham, Pennsylvania that we use to produce the active ingredient of XIAFLEX. The initial term of the lease expires on January 1, 2017. In 2009, we also leased approximately 56,000 square feet of laboratory, warehouse and office space in two other Horsham locations. We believe we have sufficient capacity to manufacture our commercial supply needs for the foreseeable future, and we have the ability to increase capacity at our Horsham facilities if needed.

We currently are the sole supplier of the active pharmaceutical ingredient for commercial supply of XIAFLEX.

Jubilant HollisterStier. We use a contract manufacturer, Jubilant HollisterStier LLC (“JHS”), to fill and lyophilize the XIAFLEX bulk drug substance that we manufacture and produce sterile diluent. In June 2008, we entered into a supply agreement with JHS pursuant to which JHS provides these services. The initial term of the supply agreement was three years, and it automatically renews for subsequent two year terms, unless terminated earlier.

Catalent. We use a contract packager, Catalent Pharma Solutions, LLC, to label and package XIAFLEX.

DEPENDENCE ON CERTAIN CUSTOMERS

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

AndroGel. The primary competition for Testim in the TRT market is AndroGel (testosterone gel) 1% CIII, marketed by Abbott. In the second quarter of 2011, AndroGel 1.62% was approved by the FDA, and launched in the U.S. For the year ended December 31, 2011, the 1.62% formulation accounted for 7.9% of the overall AndroGel franchise prescription volume. For the year ended December 31, 2011, the AndroGel franchise accounted for 73.2% of the prescriptions in the gel TRT market.

Axiron. During the fourth quarter of 2010, Eli Lilly and Company received approval from the FDA for Axiron (testosterone solution) 2% CIII. Subsequently, the product was launched in the U.S. in the first quarter of 2011. For the year ended December 31, 2011, Axiron accounted for 4.9% of the prescriptions in the gel TRT market.

Fortesta. During the fourth quarter of 2010 Endo Pharmaceuticals Inc. (“Endo”) received approval from the FDA for Fortesta (testosterone gel) 2% CIII. Subsequently, the product was launched in the U.S. in the first quarter of 2011. For the year ended December 31, 2011, Fortesta accounted for 1.6% of the prescriptions in the gel TRT market.

Generic Competition. Other pharmaceutical companies may develop generic versions of Testim or any products that compete with Testim that do not infringe our patents or other proprietary rights. For example, because the ingredients of Testim are commercially available to third parties, it is possible that competitors may design formulations, propose dosages or develop methods of administration that would be outside the scope of the claims of one or more, or of all, of the patent rights that we in-license. This would enable their products to effectively compete with Testim. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products or allow physicians to substitute AB-rated generics.

In July 2003, Watson Pharmaceuticals, Inc. (“Watson”) and Par Pharmaceutical Companies, Inc. (“Par”) filed Abbreviated New Drug Applications (“ANDAs”) with the FDA to be approved as generics for AndroGel. In response to these ANDAs, Solvay Pharmaceuticals, Inc., Abbott’s predecessor in interest, filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. In 2006, all the subject companies reached an agreement pursuant to which Watson and Par agreed not to bring a generic of AndroGel to the market until August 2015. During this time frame, Abbott, Watson and Par will co-promote AndroGel.

In June 2009, Perrigo Israel Pharmaceuticals, Inc. (“Perrigo”) filed an ANDA with a paragraph IV certification seeking the approval of a generic version of AndroGel in the U.S., and the FDA subsequently rejected that ANDA as non-approvable. In the fourth quarter of 2011, Perrigo filed a 505(b)(2) New Drug

Application (a “505(b)(2) application”) with a paragraph IV certification seeking the approval of a generic version of AndroGel in the U.S., and, in response, Abbott filed patent infringement litigation against Perrigo. That litigation was dismissed on December 28, 2011.

In January 2011, Teva Pharmaceuticals USA Inc. (“Teva”) filed a 505(b)(2) application with a paragraph IV certification seeking the approval of a generic version of AndroGel in the U.S., and in April 2011, Abbott filed patent infringement litigation against Teva. On December 28, 2011, Abbott and Teva jointly agreed to dismiss the litigation. In February 2012, the FDA approved a testosterone gel (Bio-T-Gel™) for male hypogonadism developed by BioSante Pharmaceuticals/Teva.

The introduction of a generic version of AndroGel would likely have an adverse impact on the branded gel market, including taking a significant portion of branded AndroGel business. Although Testim has a BX rating, meaning that pharmacists are prohibited from substituting Testim with AndroGel, or a generic version of AndroGel, a less expensive generic testosterone gel product could still have a material adverse effect on Testim market share and/or Testim’s formulary status, and therefore could have a material negative impact on our financial condition and results of operations.

In October 2008, we and our licensor, CPEX (FCB’s predecessor in interest to Testim), received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of CPEX’s U.S. Patent No. 7,320,968 (the “’968 Patent”). The ’968 Patent covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in the Approved Drug Products with therapeutic Equivalence Evaluations (commonly known as the “Orange Book”). The paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. In December 2008, we filed a patent infringement lawsuit against Upsher-Smith (the “Upsher-Smith Litigation”). Upsher-Smith has alleged that its proposed generic version of Testim would not infringe the ’968 Patent, and that the ’968 Patent is invalid. The district court has issued a protective order prohibiting disclosure of confidential information relating to the litigation. On December 13, 2011, the district court issued an order administratively closing the case. This administrative closure has effectively stayed the case, but has not dismissed it. All discovery obligations of the parties continue to be in effect. Upsher-Smith will also not be able to lawfully launch a generic version of Testim in the U.S. without the necessary final approval from the FDA.

In February 2009, we filed a Citizen’s Petition with the FDA requesting that Upsher-Smith be required to perform a variety of studies to demonstrate that the inactive ingredients and formulation of the proposed product do not compromise its safety or efficacy. The FDA responded to our Citizen’s Petition in August 2009. The FDA agreed with some of the statements made in the Citizen’s Petition regarding the testing required for generic versions of Testim and disagreed with other statements. Although not commenting upon any filing in particular, the FDA did state that “the practical effect of this determination is that any application for a testosterone gel product that has different penetration enhancers than the reference listed drug cannot be submitted as an abbreviated new drug application (“ANDA”) and, instead, will have to be submitted as a New Drug Application (“NDA”) under section 505(b) of the Act.”

In October 2010, the FDA issued a response to a Citizen’s Petition submitted on behalf of Abbott regarding testosterone gel products. In its response, the FDA stated that an application for a potential generic testosterone gel with a different penetration enhancer than the originator must be submitted as a 505(b)(2) NDA rather than as an ANDA. The FDA further stated that such an NDA would be treated as a separate application requiring independent patent certification and notification and would be clocked for regulatory purposes from the time it is provided, potentially resulting in a new 30-month stay.

Other Delivery Options. Testim also competes with other non-gel TRT products such as short-acting injectables, patches, orals, a buccal tablet and implantable pellets. Watson received approval from the FDA and subsequently launched a second generation Androderm transdermal patch in the fourth quarter of 2011. The impact from this product on the TRT market is expected to be nominal given the historically low adoption of patches in the U.S. For the year ended December 31, 2011, non-gel TRT products comprised 33% of the TRT market on a prescription basis and 12% of the TRT market on a value basis.

Future Delivery Options

In addition to potential generic competition, several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. and the rest of the world. Based on publicly available information, we believe that these products are in the development phases noted below.

Phase III

Endo’s current plans for AveedTM (previously known as “Nebido” in the U.S.) are unclear. In 2011, the FDA issued a complete response letter stating that the product was not approved. The regulatory pathway for Aveed remains unclear at this time; however Endo has given reports of continuing dialog with the FDA.

Compleo (Trimel BioPharma Inc.) has an intranasal delivery system. Compleo is a single daily application via nasal delivery, which involves a small amount of gel that is placed in each nasal cavity and is usually absorbed between eight to 10 minutes. The product is then absorbed by the patient quickly and delivered without the typical adverse side effects that are common with drugs delivered orally or topically. Compleo (Trimel) initiated phase III trials in September 2011 and expects results and to file an NDA in the second half of 2012.

Clarus Therapeutics, Inc. is developing Oritex an oral testosterone (soft gelatin capsule). Phase III enrollment initiated in August 2011. Clarus Therapeutics, Inc., reports that NDA submission is expected in the second half of 2013 with a potential launch in late 2014 or early 2015.

Phase II

Androxal® from Repros Therapeutics, Inc. (“Repros”) is designed to restore normal testosterone production in males rather than externally replacing testosterone like the current alternatives. Androxal is an oral product in development and is expected to restore normal pituitary response in men resulting in normalization of testosterone and luteinizing hormone levels. During the fourth quarter of 2011, Repros reported positive top-line interim results from a placebo-controlled Phase II trial of Androxal in hypogonadal men with Type II diabetes. The results showed a statistically significant increase in testosterone levels and a reduction in HbA1c in the Androxal arms. Repros reports that a type B meeting with the FDA for Phase III is expected to take place late in the first quarter of 2012. Repros reports that the launch of Androxal is expected in 2015.

Other

Abbott and originator Lipocine are developing LPCN-1021, an oral form of testosterone, formulated using Lipocine’s oral Lip’ral technology, as a potential androgen replacement therapy and for the potential treatment of male hypogonadism. A related Phase I was completed at the end of October 2011

Other new treatments are being sought for TRT, including a new class of drugs called Selective Androgen Receptor Modulators, as well as enhanced hydroalcoholic gel formulation of hydrotestosterone. These products are in development and their future impact on the treatment of testosterone deficiency is unknown.

Competition for XIAFLEX for Dupuytren’s

Halozyme Therapeutics (“Halozyme”) is researching HTI-501, a human lysosomal proteinase that degrades collagen and other proteins under certain physiologic conditions. According to Halozyme, HTI-501 may be useful in the treatment of both medical and aesthetic dermatologic conditions such as cellulite, Dupuytren’s and Peyronie’s, and pre-clinical investigations are ongoing.

Also, although preliminary observations suggest that intralesional interferon gamma may reduce the size of Dupuytren’s cords, further data are needed to assess whether it offers any clinical benefits.

In March 2010, the Patient Protection and Affordable Care Act and the associated reconciliation bill (“PPACA”) became law. Among other provisions, the new law includes provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, we expect that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the FDA; however, any repeal or modification of the law may affect this biologics exclusivity. The new law also establishes an abbreviated licensure pathway for products that are biosimilar to or interchangeable with FDA-approved biological products, such as XIAFLEX.

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

All of our products require regulatory approval by government agencies prior to commercialization. Testim has been approved for marketing for the indication of male hypogonadism in the U.S., Canada, Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the UK. XIAFLEX has been approved for the treatment of adult Dupuytren’s patients with a palpable cord in the U.S. and as XIAPEX in Austria, Denmark, Finland, Germany, Norway, Spain, Switzerland, Sweden and the UK.

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

Regulation in the U.S.

In the U.S., drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, and total or partial suspension of product marketing and/or approvals. In addition, non-compliance may result in the FDA’s refusal to approve pending NDAs or Biologic License Applications (BLAs) or supplements to approved NDAs or BLAs or in the withdrawal of an NDA or BLA.

The steps ordinarily required before a new pharmaceutical product containing a new chemical entity may be marketed in the U.S. include: (1) preclinical laboratory tests, preclinical studies in animals and formulation studies; (2) the submission to the FDA of a notice of claimed investigational exemption for a new drug, which must become effective before clinical testing may commence; (3) adequate and well-controlled clinical human trials to establish the safety and efficacy of the drug for each indication; (4) the submission of an NDA or BLA to the FDA; and (5) FDA review and approval of the NDA or BLA prior to any commercial sale or shipment of the drug. Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical tests must be conducted in compliance with Good Laboratory Practice regulations. The results of preclinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. In addition, the FDA may, at any time during this 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

Clinical trials to support NDAs or BLAs are typically conducted in three sequential phases, but the phases may overlap. In phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to (1) assess the efficacy of the drug in specific, targeted indications, (2) assess dosage tolerance and optimal dosage and (3) identify possible adverse effects and safety risks. If a compound is found to be potentially effective and to have an acceptable safety profile in phase II evaluations, phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites.

After successful completion of the required clinical testing, generally an NDA or BLA is submitted. FDA approval of the NDA or BLA is required before marketing may begin in the U.S. The FDA reviews all NDAs or BLAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA or BLA for filing. In such an event, the NDA or BLA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. The FDA generally has 10 months in which to review the NDA or BLA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. In the last few years, FDA review times have lengthened. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA’s evaluation of the NDA or BLA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or BLA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. If FDA evaluations of the NDA or BLA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or a complete response letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA or BLA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. Furthermore, approval may entail ongoing requirements for post-marketing studies, and marketed products, manufacturers and manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a disease or condition that affects populations of fewer than 200,000 individuals in the U.S. or disease whose incidence rates number more than 200,000 where the sponsor establishes that it does not realistically anticipate that its product sales will be sufficient to recover its costs. The sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for use of that drug for the orphan indication for a period of seven years. XIAFLEX for the treatment of Dupuytren’s and Peyronie’s has been granted orphan drug status.

The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills on some kinds of pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Testosterone, the active drug substance in Testim, has been scheduled under the Controlled Substances Act as a Schedule III substance. All regular Schedule III drug prescriptions must be signed by a physician and may not be refilled. Furthermore, the amount of Schedule III substances we can obtain for clinical trials and commercial distribution is limited by the Drug Enforcement Agency (“DEA”), and our quota may not be sufficient to complete clinical trials or meet commercial demand, if any. In addition to federal scheduling, Testim is subject to state- controlled substance regulation and may be placed in more restrictive schedules than those determined by the DEA and the FDA. However, to date, with the exception of the State of New York, which has given testosterone a Schedule II classification, testosterone has not been placed in a more restrictive schedule by any state.

Regulation Outside of the U.S.

Outside the U.S., the ability to market a drug is contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. Currently, foreign marketing authorizations are applied for at a national level, although within the EU procedures are available to companies wishing to market a product in more than one EU member state. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

Furthermore, we must obtain pricing approval in addition to regulatory approval prior to launching the product in the approving country.

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

False Claims. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit, cause the submission of, or conspire to file false or fraudulent claims for payment to the government. Violations of the federal False Claims Act may result in penalties equal to three times the damages which the government sustained, an assessment, civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.

The federal False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against an individual or entity for violations of the False Claims Act. In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff’s counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit). In return for bringing the suit on the government’s behalf, the statute provides that the private plaintiff is entitled to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful plus reasonable expenses and attorneys’ fees. Recently, the number of qui tam suits brought against entities in the health care industry has increased dramatically. In addition, a number of states have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained from the state.

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

The Federal Physician Payment Sunshine Provisions were passed as part of the PPACA passed last year. The provisions require pharmaceutical manufacturers to report certain payments or transfer of value to a physician or teaching hospital to the federal government. This includes the cost of meals provided to a physician.

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

Our representatives are supplemented with field-based reimbursement specialists and a reimbursement hotline available to assist physicians with reimbursement questions and issues. For patients who may have difficulty affording XIAFLEX, we established a patient assistance program and support a co-pay foundation.

In many foreign markets, including the countries in the EU, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control.

For a discussion of the J code and CPT codes relating to XIAFLEX, see the discussion above under “MARKETED PRODUCTS – XIAFLEX for Dupuytren’s—Reimbursement for XIAFLEX”.

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

The scope of the intellectual property rights held by pharmaceutical firms involves complex legal, scientific and factual questions and consequently is generally uncertain. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a result, we do not know whether any of our currently pending patent applications, or the products or product candidates we develop, acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because patent applications in the U.S. and some other jurisdictions are sometimes maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office (“USPTO”) to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued and challenged, in a court of competent jurisdiction would be found valid or enforceable. An adverse outcome in any such proceeding, or a successful assertion of third-party rights could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

Although we believe our issued and granted patents, owned or in-licensed, and our pending patent applications, if they issue as patents, will provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes and may not be able to obtain patents from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect our technology. In the U.S., issued patent claims may be broadened, narrowed, or even canceled as a result of post-issuance procedures instituted by us or third parties, including reissue, reexamination, and the new supplemental examination procedure enacted as part of the Leahy-Smith America Invents Act. In addition, any patents or patent rights we obtain may be circumvented, challenged or invalidated by our competitors.

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

Although we believe that our product candidates, production methods and other activities do not currently infringe the intellectual property rights of third parties, we cannot be certain that a third party will not challenge our position in the future. If a third party alleges that we are infringing its intellectual property rights, we may need to obtain a license from that third party, but there can be no assurance that any such license will be available on acceptable terms or at all. Any infringement claim that results in litigation could result in substantial cost to us and the diversion of management’s attention away from our core business and could also prevent us from marketing our products. To enforce patents issued to us or in-licensed or to determine the scope and validity of other parties’ proprietary rights, we may also become involved in litigation or in interference proceedings, which could result in substantial costs to us or an adverse decision as to the priority of our inventions. We may be involved in interference and/or opposition proceedings in the future. We believe there will continue to be litigation in our industry regarding patent and other intellectual property rights.

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

Testim

We have licensed the underlying technology for Testim from FCB. The patents and patent applications that we license from FCB for Testim cover methods, compositions and formulations for administering drugs, such as testosterone, across the skin and mucus membranes. In the U.S., the ’968 Patent covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in the Orange Book. The ’968 Patent expires in January 2025. Eight additional U.S. patents issued covering use of Testim between October 2009 and November 2011 and have been listed in the Orange Book. They expire in April 2023. FCB also has filed continuation applications that are pending. In Canada, there are two patents covering Testim, one that expired in January 2010 and another that expires in April 2023. The patent issued by the European Patent Office covering Testim expires in April 2023. FCB also has filed a patent application in Japan that is awaiting examination. Patents have been granted in several countries worldwide, and patent applications in several other countries throughout the world are in various stages of prosecution. All of these patents and any patents that issue from the pending applications are included in the FCB License or are owned directly by us. Testosterone, the active ingredient in Testim, does not have patent protection and is included in competing TRT products.

In October 2008, we and our licensor, CPEX (FCB’s predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of ’968 Patent. See “–Competition–TRT Market Competition–Generic Competition” above for discussion of the Upsher-Smith Litigation and Upsher-Smith’s efforts to obtain approval of a generic version of Testim. An adverse outcome in the Upsher-Smith Litigation or any such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ’968 Patent in January 2025. The introduction of a generic version of Testim could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

XIAFLEX

We licensed the collagenase enzyme in XIAFLEX, our product for the treatment of Dupuytren’s, and product candidate for the treatment of Peyronie’s and Frozen Shoulder syndrome and we also have the option upon certain conditions to license cellulite and other indications, from BioSpecifics. In addition to the marketing exclusivity which comes with its orphan drug status in the U.S. as a treatment for Dupuytren’s and Peyronie’s, use of the enzyme underlying XIAFLEX is covered by two use patents in the U.S., one for the treatment of Dupuytren’s and one for the treatment of Peyronie’s. The Dupuytren’s patent expires in 2014, and the Peyronie’s patent expires in 2019. Both patents are limited to the use of the enzyme for the treatment of Dupuytren’s and Peyronie’s, respectively, within certain dose ranges. While we believe that trials in Peyronie’s will demonstrate that effective dosing will fall within the patented range, currently, there is not enough data to establish whether the ultimate approved product will be covered by the patents. On October 12, 2010, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,811,560 (the “’560 Patent”) covering XIAFLEX with independent claims that recite a drug product, a process for producing the drug product, and pharmaceutical formulations comprising the drug product. As a result, we expect XIAFLEX to have patent protection through 2028.

On August 31, 2011, we and BioSpecifics entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the parties settled all pending litigation and resolved other outstanding disputes between them. Pursuant to the Settlement Agreement, we reserve certain rights and the parties have agreed to certain clarifications as to intellectual property matters and amounts owed between the parties. As a result of this settlement, we and BioSpecifics are now co-owners of the ’560 Patent.

While XIAFLEX does not have orphan drug status for any indication in Europe, foreign patents cover these products in certain countries and, on approval of XIAFLEX for a first indication in Europe, we believe the product will benefit from ten years of market exclusivity and eight years of data exclusivity. We may obtain an additional year of market exclusivity if the regulatory authorities approve an additional indication that they determine to represent a significant clinical benefit.

In January 2005, a patent application was filed with regard to XIAFLEX for the treatment of Frozen Shoulder syndrome. If this patent is granted, it would expire in 2026 or later if patent term adjustments are granted.

In October 2011, we filed a provisional U.S. patent application relating to the treatment of cellulite with XIAFLEX. If granted, this patent would expire in 2032 or later if patent term adjustments are granted.

In January 2012, we filed a provisional U.S. patent relating to certain sequences of the collagenase enzyme used in XIAFLEX. If granted, this patent would expire in 2033 or later if patent term adjustments are granted.

Orphan Drug Status

The Orphan Drug provisions of the Federal Food, Drug, and Cosmetic Act provide incentives to drug and biologics suppliers to develop and supply drugs for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the U.S. or, for a disease that affects more than 200,000 individuals in the U.S. where there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for such disease or condition will be recovered from its sales in the U.S. Under these provisions, a supplier of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. The marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same drug for the same indication except under limited circumstances. It would not prevent other drugs from being approved for the same indication.

The FDA granted orphan drug status to XIAFLEX in the U.S. for each of the treatments of Dupuytren’s and Peyronie’s in 1996. The designations for the treatment of Dupuytren’s and Peyronie’s have been transferred to us. Orphan drug status means that, because XIAFLEX was the first product to receive FDA approval for the orphan indication of Dupuytren’s, another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to seven years in the U.S. With an approval date of February 2, 2010, the orphan status exclusivity period for XIAFLEX for Dupuytren’s would expire February 2, 2017.

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

If an ANDA applicant were to file a paragraph IV certification under the Hatch-Waxman Act in connection with the submission to the FDA of an ANDA for approval of a generic version of any of our products for which we believed we held a valid patent, then we could initiate a lawsuit against the applicant claiming patent infringement and defending the relevant patent’s validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA for a generic version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA within 45 days of receiving the paragraph IV certification. If a court found that one of our patents was invalid or not infringed, then the FDA would be permitted to approve the competitor’s ANDA resulting in a competitive generic product. In the event that the FDA did not grant the 30 month stay, the FDA would be permitted to approve the competitor’s ANDA; however, we could engage in legal proceedings, such as an injunction, to attempt to preclude the generic competitor from entering the market during the pendency of the patent litigation, but we may not prevail in which event the competitor could enter the market, despite the ongoing patent litigation.

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

EMPLOYEES

We are a fully integrated company and had approximately 530 employees at the end of 2011, including approximately 298 employees in our commercial organizations, 118 employees in manufacturing and quality, 68 employees in research and development and 46 employees in administrative support. We believe that our relations with our employees are good, and we have no history of work stoppages. Generally, our employees are at-will employees. However, we have entered into employment agreements with certain of our executive officers.

RESEARCH AND DEVELOPMENT SPENDING

Over the last three fiscal years, we have spent approximately $161.3 million on company-sponsored research and development activities. We spent $51.4 million in 2009, $48.0 million in 2010 and $61.9 million in 2011. For additional discussion on these activities, see “Results of Operation” in Part II, Item 7 below.

REVENUE FROM CUSTOMERS IN THE U.S. AND OUTSIDE THE U.S.

The information under “Results of Operation – Years Ended December 31, 2011 and 2010 – Net Revenues” and under “Results of Operation – Years Ended December 31, 2010 and 2009 – Net Revenues” in Part II, Item 7 is incorporated herein by reference.

SEASONALITY

The total volume of procedures to treat Dupuytren’s have exhibited significant seasonality. Procedure volume is historically at its lowest in the second and third quarters and peaks in the fourth and first quarters. The rationale for this seasonality is uncertain.

In the nearly two years since launch, sales of XIAFLEX have exhibited their strongest growth in the fourth quarters of 2010 and 2011; however, to date, sales of XIAFLEX have not shown the same significant ebbing and flowing seasonality as the historical trends of total volume of Dupuytren’s procedures. We cannot predict whether XIAFLEX sales will begin to exhibit a similar seasonality in the future.

FINANCIAL INFORMATION

The information under Part II, Item 8 is incorporated herein by reference.

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

Our business is dependent on market acceptance of our products by physicians, healthcare payors, patients and the medical community. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, our products depend on many factors, including:

•	perceived safety and efficacy of our products;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects in both clinical trials and commercial use;

•	availability of alternative treatments or products, including generics;

•	cost effectiveness and the pricing of our products;

•	the adequacy and effectiveness of our sales force and that of any co-promotion partner’s or international partner’s sales force;

•	the adequacy and effectiveness of our production, distribution and marketing capabilities and those of our international partners;

•	publicity concerning our products or competing products; and

•

existence and level of third-party coverage or reimbursement for our products and, in the case of XIAFLEX for the treatment of Dupuytren’s, the procedures performed by physicians while treating patients with XIAFLEX.

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

The ANDA procedure includes provisions allowing generic manufacturers to challenge the effectiveness of the innovator’s patent protection long before the generic manufacturer actually commercializes their products through the paragraph IV certification procedure. In recent years, generic manufacturers have used paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue and to implicate drug products with even relatively small total revenues.

In October 2008, we and our licensor, CPEX (FCB’s predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ’968 Patent. See “Competition–TRT Market Competition–Generic Competition” in Part I, Item 1 above for discussion of the Upsher-Smith Litigation and Upsher-Smith’s efforts to obtain approval of a generic version of Testim. Upsher-Smith will not be able to lawfully launch a generic version of Testim in the U.S. without the necessary approval from the FDA. Although it would seem unlikely based on the FDA’s public statements in its responses to the Citizen’s Petitions submitted by each of us and Abbot and Upsher-Smith’s public stance that its generic product has different penetration enhancers than Testim, the FDA could approve Upsher-Smith’s proposed generic product. With FDA approval, even if the Upsher-Smith Litigation remains pending, Upsher-Smith may nevertheless choose to launch its generic product, if approved, at risk of infringing the ’968 patent. Although administratively closed in December 2011, the Upsher-Smith Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ’968 Patent or that the ’968 Patent is invalid and/or unenforceable. An adverse outcome in the Upsher-Smith Litigation or any such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ’968 Patent in January 2025. Since Testim and XIAFLEX for Dupuytren’s are currently our only products, the introduction of a generic version to Testim or Abbot’s AndroGel could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue the commercialization of XIAFLEX for Dupuytren’s.

Enacted in March 2010, the Patient Protection and Affordable Care Act and the associated reconciliation bill include provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, we expect that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the FDA (although this could change as the regulations are enacted). The Patient Protection and Affordable Care Act also establishes an abbreviated licensure pathway for products that are biosimilar to or interchangeable with FDA-approved biological products, such as XIAFLEX. As a result, we could face competition from other pharmaceutical companies that develop biosimilar versions of our biological product XIAFLEX that do not infringe our patents or other proprietary rights. Similar legislation has also been adopted in the EU.

Inventories produced during a launch period may not be needed and could result in additional charges for excess inventories.

Predicting demand for a new product that is designed to change a treatment paradigm can be very difficult. We must balance between ensuring adequate supply of product and the possibility that inventory produced will expire prior to being sold. With a wide variety of sales curves possible, we decided to ensure that we would not run out of stock during the XIAFLEX launch, even in the most aggressive of all scenarios. Prior to approval and launch of XIAFLEX, we produced finished packaged inventory sufficient to meet a significant demand. In 2010, we concluded that $3.9 million of this inventory may expire prior to its expected sale and charged this cost to Cost of goods sold for 2010. During 2011, $2.8 million of this reserve was utilized in the physical disposal of such expiring inventory. While we believe that potential additional potential obsolescence was not probable, as of December 31, 2011, it is possible that we may be required, in future periods, to record additional charges for additional excess inventories given the limited historical information with the recent launch of XIAFLEX.

We make business decisions based on forecasts of future sales of our products and product candidates that may be inaccurate.

Our market estimates are based on many assumptions, including, but not limited to, reliance on external market research, our own internal research, population estimates, estimates of disease diagnostic rates, treatment trends, and market estimates by third parties. Any of these assumptions can materially impact our forecasts and we cannot assure you that the assumptions are accurate. If the market for any of our products or product candidates is less than this data would suggest, the potential sales for the product or product candidate in question could be adversely affected.

If third-party payors do not adequately reimburse customers for our products or any of our product candidates that are approved for marketing, they might not be used or purchased, and our revenues and profits will not grow.

Our revenues and profits depend heavily upon the availability of adequate coverage and reimbursement for the use of our products, and any of our product candidates that are approved for marketing, from third-party healthcare and state and federal government payors, both in the U.S. and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination the product is:

•	competitively priced;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Since reimbursement approval for a product is required from third-party and government payors, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a basis similar or preferred to competitive products or at all. If reimbursement is approved, it may be at prices below that which we believe to be appropriate. Once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved.

In November 2011, the CMS released payment rates for CPT codes to be used with XIAFLEX for the treatment of adult Dupuytren’s patients with a palpable cord beginning January 1, 2012. The CPT codes will apply to the procedures only, and leave in place the separate XIAFLEX specific J code for reimbursement of the product that was effective January 1, 2011. The CPT codes, 20527 for the XIAFLEX injection procedure and 26341 for the finger extension or manipulation procedure, and J code, J0775, are used by physicians to identify XIAFLEX when billing to Medicare, Medicaid and commercial health plans for reimbursement. Failure of the existence of the XIAFLEX-specific J code and CPT codes to spur demand may have a material adverse effect on our business. In addition, physicians may perceive the reimbursement levels associated with the XIAFLEX-specific J code and CPT codes to be inadequate, which could affect the use of such codes by physicians and have a material adverse effect on our business.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

The commercialization of our products and the clinical testing, manufacture and commercialization of our product candidates, if approved, involves significant exposure to product liability claims. We have clinical trial and product liability insurance that covers our products and the clinical trials of our product candidates that we believe is adequate in both scope and amount and has been placed with what we believe to be reputable insurers. We are self-insured for the first $1.0 million of liability under these policies. Our product liability policies have been written on a claims-made basis. If any of our product candidates are approved for marketing, we may seek additional coverage. We cannot predict all of the adverse health events that our products or product candidates may cause. As a result, our current and future coverages may not be adequate to protect us from all the liabilities that we may incur. If losses from product liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources. In addition, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If we are required to pay a product liability claim, we may not have sufficient financial resources and our business and results of operations may be harmed. Whether or not we are ultimately successful in product liability litigation, such litigation could also consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. Additionally, we enter into various agreements where we indemnify third parties such as manufacturers, investigators and collaborative partners for certain product liability claims related to our products. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

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

Other pharmaceutical companies may develop generic versions of Testim or any products that compete with Testim that do not infringe our patents or other proprietary rights, and, as a result, our business may be adversely affected. For example, because the ingredients of Testim are commercially available to third parties, it is possible that competitors may design formulations, propose dosages or develop methods of administration that would be outside the scope of the claims of one or more, or of all, of the patent rights that we in-license. This would enable their products to effectively compete with Testim. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products. The strategies that we deploy to make Testim price-competitive with lower cost generic products may reduce our profit margins on Testim significantly. Consequently, increased competition from the sale of competing generic pharmaceutical products could cause a material decrease in revenue from Testim and adversely affect our business. Increased competition from the sale of competing generic pharmaceutical products could cause a material decrease in revenue from Testim.

In addition to potential generic competition, two additional competing TRT products were launched in the U.S. in the first quarter of 2011 and several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. and the rest of the world.

For a discussion of competition in the TRT market, see “Competition – TRT Market Competition” in Part I, Item 1 above.

If testosterone replacement therapies are perceived, or are found, to create health risks, our sales of Testim may decrease and our operations may be harmed.

Publications have, from time to time, suggested potential health risks associated with TRT. Potential health risks are described in various articles, including a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed are fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, increased cardiovascular disease risk and the suppression of sperm production. In April 2009, the FDA informed the Company that it had become aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children to testosterone due to drug transfer (transference) from adult males using testosterone gel drug products. The FDA considered this information to be “new safety information” and requested changes to the prescribing information for Testim, including a “boxed warning”, which is used to highlight warning information that is especially important to the prescriber. The FDA also required a REMS that includes assessments and a Medication Guide to inform patients. It is possible that studies on the effects of TRT could demonstrate these or other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact Testim sales. These factors could adversely affect our business.

International commercialization of our products and our product candidates faces significant obstacles.

We may commercialize some of our products, and product candidates, if approved, internationally on our own or through collaborative relationships with foreign partners. Our foreign regulatory, clinical and commercial resources are limited, and accordingly our ability to expand our business outside of the U.S. on our own is limited. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future and current collaborations with foreign partners may not be effective or profitable for us. Any international commercialization may carry risks that we do not foresee due to our limited international resources.

Risks Related to the Manufacture of XIAFLEX

We have limited experience in manufacturing pharmaceutical and biologic products and may encounter difficulties in the manufacture of the active ingredient of XIAFLEX at our facilities in Horsham, Pennsylvania which could materially adversely affect our results of operations or delay or disrupt manufacture of XIAFLEX.

The manufacture of pharmaceutical and biologic products requires significant expertise and capital investment. Although we leased our facilities in Horsham in order to have direct control over the manufacturing of the active ingredient of XIAFLEX, for which we are the sole supplier, we have limited experience in manufacturing XIAFLEX or any other pharmaceutical product. Biologics, such as XIAFLEX, require processing steps that are highly complex and generally more difficult than those required for most chemical pharmaceuticals. We may encounter difficulties with the manufacture of the active ingredient of XIAFLEX, which could delay or disrupt our manufacture of XIAFLEX, require write-offs which may affect our financial results, result in product recalls or product liability claims or otherwise materially affect our results of operations. These problems with manufacturing may include:

•	our ability to develop, implement and improve our internal manufacturing capability;

•	difficulties with production and yields, including the viability of the working cell bank and cell growth at lower than expected levels, scale-up and achieving adequate capacity for such supply;

•	adequately aligning production and inventory with sales;

•	availability of raw materials and supplies at a commercially reasonable price or at all;

•	contamination issues;

•	equipment failures;

•	issues with quality control and assurance;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

Furthermore, our manufacturing operations expose us to a variety of significant risks, including:

•	product defects and potential product liability claims;

•	contamination of product or product loss;

•	environmental liabilities or claims resulting from our production process or contamination at our Horsham facilities;

•	sudden loss of inventory;

•	reduction of the commercialization payments owed by Pfizer under our agreement and Pfizer gaining the right to engage a third party manufacturer for XIAFLEX;

•	termination by any of our licensees of its license agreement for breach of contract; and

•

inability to manufacture products at a cost that is competitive with third party manufacturing operations, below the prices at which we are contractually obligated to supply to our partners or consistent with our costs of goods expectations.

If we are unable to maintain regulatory approval for XIAFLEX, we may not have an alternate use for our Horsham facilities but will be required to make payments under our lease.

We have entered into leases for our facilities in Horsham, the first of which expires on January 1, 2017. If we are unable to maintain regulatory approval for XIAFLEX for Dupuytren’s, we may not have an alternate use for the Horsham facilities but will be required to make payments under our leases. As of December 31, 2011, the total future minimum lease payments of these leases during their initial noncancellable terms are approximately $22.6 million.

Our Horsham facilities are subject to regulatory oversight, which may delay or disrupt our development and commercialization efforts for XIAFLEX.

We must ensure that all of the processes, methods, equipment and facilities employed in the manufacture of XIAFLEX at our Horsham facility are compliant with the current cGMP requirements. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance with cGMP requires record keeping and quality control to assure that the clinical and commercial product meets applicable specifications and other requirements. If we fail to comply with these requirements, we may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them. Our manufacturing facilities are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies including non-compliance with regulatory requirements, we could be required to take remedial actions, stop production or close our Horsham facilities, which would disrupt the manufacturing processes, limit the supplies of XIAFLEX and delay clinical trials and subsequent licensure.

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

We currently do not manufacture Testim or any of our product candidates, except for the active ingredient for XIAFLEX for which we are the sole source of supply. JHS fills and lyophilizes the XIAFLEX bulk drug substance that we manufacture and produces sterile diluent. Catalent packages and finishes the XIAFLEX products. Testim is manufactured for us by DPT, under a contract that expires on December 31, 2015, and we have qualified CPL as a back-up supplier. We also rely on third parties for certain packaging services for our products.

The manufacture of pharmaceutical products requires significant expertise and capital investment. JHS, Catalent, DPT, CPL or any other third-party manufacturer or packager may encounter difficulties in production. These problems may include:

•	difficulties with production costs and yields;

•	availability of raw materials and supplies;

•	issues with quality control and assurance;

•	damage to, or complete loss of, raw materials, supplies or finished product;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and foreign regulations; and

•	lack of capital funding.

JHS, Catalent, DPT, CPL or any of our other third-party manufacturers and packagers may not perform as agreed. Likewise, we may not perform as agreed under our contracts with these manufacturers and packagers. In either event, the applicable manufacturer or packager or we, as the case may be, may terminate the applicable agreement, which would adversely impact our ability to produce and sell our products or produce our product candidates for use in clinical trials. Also, any of our third-party manufacturers and packagers could become insolvent or cease operations. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of our products or any of our product candidates on acceptable terms, if at all, which would materially impair our business.

Any of these factors could increase our costs and result in our being unable to effectively commercialize or develop our products. Furthermore, if any third-party manufacturer fails to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, we may be unable to meet the demand for our products and we may lose potential revenues.

Because we depend on third parties to conduct certain laboratory tests, clinical trials and other critical services, we have limited control and may encounter delays in our efforts to develop product candidates.

We commonly rely on third parties to conduct laboratory tests, clinical trials and other critical services for us. If we are unable to obtain these services on acceptable terms, we may be unable to complete our product development efforts in a timely manner. Also, to the extent we will rely on third parties for laboratory tests and clinical trials, we will have limited control over these activities and may be unable to manage them appropriately. Communicating with third parties can also potentially lead to mistakes as well as difficulties in coordinating activities. Third parties may:

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

We currently rely on single source suppliers for certain raw materials and services for manufacturing XIAFLEX and for two of the primary ingredients for Testim, and the loss of any of these suppliers could prevent us from selling XIAFLEX or Testim, which would materially harm our business.

We rely on third-party suppliers for our supply of raw materials for the manufacture of the XIAFLEX bulk drug substance and for our supply of testosterone and cyclopentadecanolide (“CPD”), two key ingredients of Testim. Certain raw materials are available to us from only limited sources and are sole sourced. We rely on one supplier for lyophilization and sterile diluent and we rely on one other supplier for labeling and packaging of XIAFLEX drug product. Testosterone is available to us from only three sources, and we rely exclusively on one outside source for our supply of CPD. We do not have supply agreements in place with all of our raw material suppliers, including our suppliers of testosterone and CPD. If any of the suppliers stops manufacturing, or if we are unable to procure raw materials or services on commercially favorable terms, or if we are not able to obtain them in a timely manner, we may be unable to continue to produce or sell XIAFLEX or Testim on commercially viable terms, if at all. In addition, the limited number of suppliers of these raw materials and services with whom we do not have supply agreements in place may provide such companies with greater opportunity to raise their prices. Any increase in price for these raw materials or services may reduce our gross margins.

Risks Related to Collaborators

We are dependent upon our collaborative relationships with third parties to further develop and commercialize XIAFLEX outside of the U.S. There may be circumstances that delay or prevent any of these third parties’ ability to develop and commercialize XIAFLEX.

We have entered into agreements with each of Pfizer, Asahi Kasei and Actelion under which we have granted them the right to develop and commercialize XIAFLEX in Europe and certain Eurasian countries, and in Japan, and in Australia, Brazil, Canada and Mexico, respectively. In addition, we may seek to enter into similar arrangements with other third parties with respect to the development and commercialization of XIAFLEX in the rest of the world. We are subject to a number of risks associated with our dependence on our collaborative relationship with these third parties, including:

•	adverse decisions by a third party regarding the amount and timing of resource expenditures for the development and commercialization of XIAFLEX;

•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy;

•	lack of alignment between specifications for product that we have agreed to provide to a third party and specifications that have or might be approved by regulatory authorities;

•	the right of a third party to terminate its collaboration agreement with us on limited notice upon the occurrence of certain defined events;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	withdrawal of support by a third party following change of that third party’s corporate strategy or due to competing priorities;

•	changes in key management personnel at a third party that are members of the collaboration’s various operating committees; and

•

possible disagreements with a third party regarding the collaboration agreement or ownership of proprietary rights, including with respect to inventions discovered under the applicable collaborative agreement.

Due to these factors and other possible disagreements with a third party, including disputes over intellectual property ownership, we may be delayed or prevented from further developing, manufacturing or commercializing XIAFLEX outside the U.S., or we may become involved in litigation or arbitration, which would be time consuming and expensive.

If a third party were to unilaterally terminate its collaboration agreement with us, we would need to undertake development and marketing activities for XIAFLEX in that third party’s territory solely at our own expense and/or seek another partner for some or all of these activities in that territory. If we pursued these activities in that territory on our own, it would significantly increase our capital and infrastructure requirements, and might limit the indications we are able to pursue and could prevent us from effectively developing and commercializing XIAFLEX. If we sought to find another pharmaceutical company partner for some or all of these activities, we may not be successful in such efforts, or they may result in a collaboration that has us expending greater funds and efforts than the relationship with the terminating third party.

In general, we cannot control the amount and timing that our third party partners may devote to our collaboration. We are relying on our third-party partners to obtain regulatory approvals for and successfully commercialize XIAFLEX in the relevant territories. If a third party fails to adequately market and promote XIAFLEX in its territory, we may be unable to obtain any remedy against that third party and sales of XIAFLEX may be harmed, which would negatively impact our business, results of operations, cash flows and liquidity due to reduced milestone and royalty payments under the applicable third party agreement.

We do not control the actions of our collaborators, and breaches of our agreements by any of them could affect our business, our regulatory approvals or our reputation.

We have agreements in place with our collaborators, including Pfizer, Asahi Kasei, Actelion and BioSpecifics, and we expect that any future collaborators would similarly be engaged under contract. Nevertheless, for reasons that we may not have an ability to foresee or control, any of our collaborators may breach their respective agreements. Depending on its nature, a breach could affect our regulatory approvals for our products and could affect our reputation if the consequences of a breach are imputed to us. We may need to engage in costly litigation to enforce our rights, and we may not prevail in such litigation. A breach by one of our collaborators may lead to termination of the applicable agreement, which, in the case of a license agreement, may affect the scope of our license, such as modifying an exclusive license to a non-exclusive license. Any such breach and its consequences could have a material adverse effect on our business and financial condition.

We may not be able to license XIAFLEX for development and commercialization in the rest of the world on commercially reasonable terms or at all.

Reaching agreement or agreements with one or multiple partners for development and commercialization of XIAFLEX in areas of the world outside the U.S. and the territories covered by our collaboration agreements with Pfizer, Asahi Kasei and Actelion is uncertain. We may not be able to timely find interested or suitable partners for such collaboration, and any such collaboration may not be as profitable as planned or profitable at all. If we are unable to license XIAFLEX for development and commercialization in areas of the world outside the U.S. and the territories covered by our collaboration agreements with Pfizer, Asahi Kasei and Actelion on commercially reasonable terms of at all, it could have an adverse effect on our ability to commercialize XIAFLEX worldwide and on our financial condition.

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

Risks Related to Regulatory Approval of Our Products and Product Candidates

We are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

Our products and product candidates are subject to regulation by numerous governmental authorities in the U.S., Europe and the rest of the world. These regulations govern or affect the research and development, testing, manufacturing, labeling, distribution, safety, storage, record-keeping, approval, advertising, promotion, sampling, marketing and import and export of our products and our product candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve facilities for testing or manufacture of products as well as refusal to approve products for commercialization. Noncompliance with any applicable regulatory requirements also can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. The FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the manufacturing, testing, labeling, promotion, marketing and distribution of our products may change in the U.S. or the other jurisdictions in which we may have obtained or be seeking regulatory approval for our products or product candidates. Such changes may increase our costs and adversely affect our operations.

Additionally, failure to comply with, or changes to, the regulatory requirements that are applicable to our products or our other product candidates may result in a variety of consequences, including the following:

•	restrictions on our products or manufacturing processes;

•	warning letters from a governmental authority;

•	withdrawal of a product or a product candidate from the market;

•	voluntary or mandatory recall of a product or a product candidate;

•	fines against us;

•	suspension or withdrawal of regulatory approvals for a product or a product candidate;

•	suspension or termination of any of our ongoing clinical trials of a product candidate;

•	refusal to permit import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	denial of permission to file an application or supplement in a jurisdiction;

•	product seizure; and

•	injunctions, consent decrees, or the imposition of civil or criminal penalties against us.

Testosterone is listed by the DEA as a Schedule III substance under the Controlled Substances Act of 1970. The DEA classifies substances as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution, and physician prescription procedures. For example, all regular Schedule III drug prescriptions must be signed by a physician and may not be refilled. Furthermore, the amount of Schedule III substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand, if any. In addition to federal scheduling, Testim is subject to state-controlled substance regulation and may be placed in more restrictive schedules than those determined by the DEA and the FDA. However, to date, with the exception of the State of New York, which has given testosterone a Schedule II classification, testosterone has not been placed in a more restrictive schedule by any state.

Entities must be registered annually with the DEA to manufacture, distribute, dispense, import, export and conduct research using controlled substances. State controlled substance laws also require registration for similar activities. In addition, the DEA requires entities handling controlled substances to maintain records, file reports, follow specific labeling and packaging requirements, and provide appropriate security measures to control against diversion of controlled substances. Failure to follow these requirements can lead to significant civil and/or criminal penalties and possibly even lead to a revocation of a DEA registration.

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

In addition, in many foreign markets, including the countries in the EU, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. Failure to obtain pricing approval in a timely manner or approval of pricing which would support an adequate return on investment or generate a sufficient margin to justify the economic risk might delay or prohibit the commercial launch of the product in those countries.

As a condition for approval of XIAFLEX for Dupuytren’s, we are required to comply with post-marketing requirements. Failure to comply with these requirements or any future post-marketing requirements, or the cost of compliance with such requirements, may harm our business.

The FDA can establish requirements for approved products with which we must comply. For example, the law allows the FDA to require us as the sponsor of a marketing application to conduct and report the results of certain studies or clinical trials for certain purposes (“post-marketing requirements”) if the FDA makes certain findings required by the statute. Failure to report or conduct the studies is considered a violation and can result in enforcement action. Additionally, the FDA can request that we voluntarily conduct studies or clinical trials to address questions or concerns (“post-marketing commitments”). These studies or clinical trials could be time-consuming and costly and the results could have negative effects on our ability to market the product.

As a condition of approval for XIAFLEX for Dupuytren’s, the FDA required a single post-marketing requirement and several post-marketing commitments. The post-marketing requirement is to conduct a study to evaluate the potential for antibodies to XIAFLEX to interfere with certain other human proteins that are similar to the proteins in XIAFLEX. No new clinical studies are required as part of this evaluation. The post-marketing commitments are generally related to the manufacturing and testing of XIAFLEX. The results of the required and voluntary investigations could be time-consuming and costly and the results could have negative effects on our ability to market the product.

For XIAFLEX for Dupuytren’s and Testim, we are required to implement a REMS. Failure to comply, or the cost of compliance with such REMS or any future REMS, may harm our business.

The FDA is authorized to require us as the sponsor of an approved or unapproved marketing application to submit a proposed REMS if the FDA determines that a REMS is necessary to ensure that the benefits of a drug outweigh the risks of the drug. Failure to comply with the requirements of the approved REMS can render the drug misbranded. A violation of a REMS requirement is subject to civil penalties. Complying with the requirements of a REMS can be costly and time-consuming and adversely affect our operations.

As a condition of approval for XIAFLEX for Dupuytren’s, the FDA required a REMS. The goal of the REMS is to inform and train healthcare providers about the risks of tendon rupture, serious adverse reactions affecting the injected extremity, and the potential risk of serious hypersensitivity reactions (including the potential for anaphylaxis) associated with XIAFLEX. The REMS consists of a medication guide, a communication plan, and a timetable for submission of assessments of the REMS. The communication plan includes a Dear Healthcare Provider Letter and educational materials (i.e., training guide and procedure training video).

On May 7, 2009, the FDA announced that it was requiring the manufacturers of two prescription topical testosterone gels, Solvay S.A. (since acquired by Abbott) and Auxilium, to make changes to the prescribing information and develop REMS for the products. The FDA stated that it was requiring this action after it became aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children to testosterone due to drug transfer from adult males using testosterone gel drug products (“transference”). The FDA considered this information to be “new safety information.” We believe that all topical testosterone gels have a potential for transference. Testim’s prescribing information has described the risk and procedures for avoidance of transference since the product was launched in 2003. The changes to the prescribing information for Testim include a “boxed warning”, which is used to highlight warning information that is especially important to the prescriber. The goal of the REMS is to inform patients about the serious risk of transference or secondary exposure associated with the use of Testim and Abbot’s AndroGel. The REMS includes assessments and a Medication Guide to inform patients. The revised prescribing information and REMS for Testim was approved in September 2009.

We may not be able to obtain or maintain orphan drug exclusivity for our products or product candidates, and our competitors may obtain orphan drug exclusivity prior to us, which could significantly harm our business.

Some jurisdictions, including Europe and the U.S., may designate drugs intended to treat relatively small patient populations as orphan drugs. The FDA granted orphan drug status to XIAFLEX in the U.S. for the treatment of Dupuytren’s and Peyronie’s. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation may not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and, in the U.S., specific tax credits. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to 10 years in Europe and for a period of seven years in the U.S. Maintaining orphan drug designations and orphan drug exclusivity for XIAFLEX for the treatment of Dupuytren’s and Peyronie’s may be critical to their success. Our competitors may obtain orphan drug exclusivity for products competitive with our product candidates before we do, in which case we would be excluded from that market. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be different or clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, even if we obtain orphan drug exclusivity for any of our product candidates, a viable commercial market may never develop and we may never derive any meaningful revenues from the sales of these products.

We may not be able to develop product candidates into viable commercial products, which would impair our ability to grow and could cause a decline in the price of our stock.

The process of developing product candidates, such as XIAFLEX for the treatment of Peyronie’s, Frozen Shoulder syndrome, or cellulite, involves a high degree of risk and may take several years. Developing product candidates is very expensive and will have a significant impact on our ability to generate profits. Product candidates may fail to reach the market for several reasons, including:

•	clinical trials may show our product candidates to be ineffective or not as effective as anticipated or to have harmful side effects or any unforeseen result;

•	our inability to enroll patients in clinical trials within the expected timeframes;

•	our inability to obtain authorization from the FDA or other regulatory authority to initiate clinical trials within the expected timeframes;

•	product candidates may fail to receive regulatory approvals required to bring the products to market;

•	adverse events arising out of investigator initiated trials over which we do not exercise control;

•	our ability to raise any additional funds that we need to complete our trials;

•

manufacturing costs and delays and manufacturing problems in general, the inability to scale up to produce supplies for clinical trials or commercial supplies, or other factors may make our product candidates uneconomical;

•	the proprietary rights of others and their competing products and technologies may prevent our product candidates from being effectively commercialized or obtaining exclusivity; and

•	failure to meet one or more of management’s target product profile criteria.

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

Clinical trials that we may conduct, or that may be conducted by our partners, may not begin on time or may need to be restructured or temporarily suspended after they have begun. Clinical trials can be delayed or may need to be restructured for a variety of reasons, including delays or restructuring related to:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which we may be seeking approval for our product candidates;

•	obtaining an IND, or other regulatory approval to commence a clinical trial;

•	timing of responses required from regulatory authorities;

•	negotiating acceptable clinical trial agreement terms with prospective investigators or trial sites;

•	obtaining institutional review board, or equivalent, approval to conduct a clinical trial at a prospective site;

•	recruiting subjects to participate in a clinical trial;

•	competition in recruiting clinical investigators;

•	shortage or lack of availability of clinical trial supplies from external and internal sources;

•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

•	failure to validate a patient-reported outcome questionnaire;

•	the placement of a clinical hold on a study;

•	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion;

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial; and

•	manufacturing and/or distribution issues associated with clinical supplies.

We have three projects currently in clinical development, specifically XIAFLEX for the treatment of Peyronie’s, Frozen Shoulder syndrome and cellulite. Completion of clinical trials for each product candidate will be required before commercialization. If we experience delays in, or termination of, clinical trials, or fail to enroll patients in clinical trials in a timely manner, or if the cost or timing of the regulatory approval process increases, our financial results and the commercial prospects for our product candidates will be adversely impacted. In addition, our product development costs would increase and our ability to generate additional revenue from new products could be impaired.

Risks Related to Intellectual Property

We have only limited patent protection for our products and our product candidates, and we may not be able to obtain, maintain and protect proprietary rights necessary for the development and commercialization of our products or our product candidates.

Our business and competitive positions are dependent upon our ability to obtain and protect our proprietary position for our products and our product candidates in the U.S., Canada, Europe and elsewhere throughout the world. We attempt to protect our intellectual property position by filing or obtaining licenses to patents and patent applications and, where appropriate, patents and patent applications in other countries related to our proprietary technology, inventions and improvements that are important to the development of our business.

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

Testosterone, the active ingredient in Testim, is off-patent and is included in competing TRT products. In the U.S., the ’968 Patent covers a method for maintaining blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in the Orange Book. The ’968 Patent expires in January 2025. Eight additional U.S. patents issued between 2009 and 2011 covering the use of Testim and have been listed in the Orange Book. They expire in April 2023. Our licensor, FCB, also has filed continuation applications that are pending.

We are currently party to patent infringement litigation with Upsher-Smith relating to Upsher-Smith’s intention to market a generic version of Testim prior to the January 2025 expiration of the ’968 Patent. See “Competition–TRT Market Competition–Generic Competition” in Part I, Item 1 above for discussion of the Upsher-Smith Litigation. An adverse outcome in the Upsher-Smith Litigation or any other such potential legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ’968 Patent in January 2025. Since Testim and XIAFLEX for Dupuytren’s are currently our only products, the introduction of a generic version to Testim or Abbott’s AndroGel could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue the commercial launch of XIAFLEX for Dupuytren’s.

The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Limitations on patent protection in some countries outside the U.S. and the differences in what constitutes patentable subject matter in these countries may limit the protection we seek outside of the U.S. In the U.S., issued patent claims may be broadened, narrowed, or even canceled as a result of post- issuance procedures instituted by us or third parties, including reissue, reexamination, and the new supplemental examination procedure enacted as part of the Leahy-Smith America Invents Act. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the U.S. Also, some countries will not grant patents on patent applications that are filed after the public sale or disclosure of the material claimed in the patent application. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or others.

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we generally seek to enter into confidentiality agreements with our employees, consultants and collaborators upon the commencement of a relationship with us. However, we may not obtain these agreements in all circumstances. Nor can we guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, or that we will have an adequate remedy for any such breach. In addition, adequate remedies may not exist in the event of unauthorized use or disclosure of this information. Others may have developed, or may develop in the future, substantially similar or superior know-how and technology. In addition, our research collaborators and scientific advisors may have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may impair our ability to obtain patent protection or protect our proprietary information. The loss or exposure of our trade secrets, know-how and other proprietary information, as well as independent development of similar or superior know-how, could harm our operating results, financial condition and future growth prospects. Many of our employees and consultants were, and many of our consultants may currently be, parties to confidentiality agreements with other companies. Although our confidentiality agreements with these employees and consultants require that they do not bring to us, or use without proper authorization, any third party’s proprietary technology, if they violate their agreements, we could suffer claims or liabilities.

If we breach any of the agreements under which we license development or commercialization rights to products or technology from others, we could lose license rights that are critical to our business.

We are a party to a number of license and other agreements by which we have rights to use the intellectual property of third parties that are necessary for us to operate our business. In particular, we have obtained the exclusive right to develop and commercialize Testim pursuant to a license agreement with FCB. FCB may unilaterally terminate the agreement if we fail to make payments under this agreement and this failure continues for a period of 30 days following written notice to us by FCB. If the agreement is properly terminated by FCB, we may not be able to manufacture or sell Testim.

We have also obtained exclusive worldwide rights from BioSpecifics to develop, market and sell products, other than dermal formulations labeled for topical administration, that contain BioSpecifics’ enzyme, which we refer to as XIAFLEX, for the treatment of Dupuytren’s, Peyronie’s, Frozen Shoulder syndrome and cellulite. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country-by-country basis, on an indication-by-indication basis, or on a product-by-product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by BioSpecifics, we may not be able to execute our strategy to commercialize XIAFLEX for Dupuytren’s or to develop and commercialize XIAFLEX for the treatment of Peyronie’s, Frozen Shoulder syndrome, cellulite or future product candidates utilizing BioSpecifics’ enzyme. If this agreement is properly terminated by us, we will retain a non-exclusive license for these rights.

We expect to enter into additional licenses and other similar agreements in the future. These licenses and agreements may impose various development, commercialization, funding, royalty, diligence or other obligations on us. If we breach any of these obligations, the licensor may have the right to terminate the license or render the license non-exclusive, which could make it impossible for us to develop, manufacture or sell the products covered by the license.

Disputes may arise with respect to our licensing and other agreements regarding manufacturing, development and commercialization of any products relating to our in-licensed intellectual property. These disputes could lead to delays in or termination of the development, manufacture and commercialization of our products or our product candidates or to litigation and could have a material adverse effect on our business.

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

Third parties may assert patent or other intellectual property infringement claims against us, or our licensors or collaborators, with respect to technologies used in potential product candidates. For example, we are aware of competing intellectual property relating to the TRT gel market. While we currently believe that we have freedom to operate in the TRT gel market, others may challenge our position in the future. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. We may not have sufficient resources to effectively litigate these claims. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from business operations. In addition, any patent claims brought against our licensors or collaborators could affect their ability to carry out their obligations to us.

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

The pharmaceutical field is characterized by a large number of patent filings involving complex legal and factual questions, and, therefore, we cannot predict with certainty whether our licensed patents will be enforceable. Competitors or collaborators may have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights related to products or processes that compete with or are similar to ours. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Litigation may be necessary to protect our proprietary rights, and we cannot be certain that we will have the required resources to pursue litigation or otherwise to protect our proprietary rights.

Competitors or collaborators may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming. In any such proceeding, a court may decide that a patent of ours or one that we have licensed is not valid or is unenforceable, may narrowly interpret our patent claims or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. In particular, if a competitor were to file a paragraph IV certification under the Hatch-Waxman Act in connection with that competitor’s submission to the FDA of an ANDA for approval of a generic version of any of our products for which we believed we held a valid patent, then we could initiate a lawsuit against such competitor claiming patent infringement and defending the relevant patent’s validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA for a generic version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA within 45 days of receiving the paragraph IV certification. If a court found that one of our patents was invalid or not infringed, then the FDA would be permitted to approve the competitor’s ANDA resulting in a competitive generic product. In the event that the FDA did not grant the 30 month stay, the FDA would be permitted to approve the competitor’s ANDA; however, we could engage in legal proceedings, such as an injunction, to attempt to preclude the generic competitor from entering the market during the pendency of the patent litigation, but we may not prevail in which event the competitor could enter the market, despite the ongoing patent litigation. For example, in October 2008, we and our licensor, CPEX (FCB’s predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ’968 Patent. See “Competition–TRT Market Competition–Generic Competition” in Part I, Item 1 above for discussion of the Upsher-Smith Litigation and Upsher-Smith’s efforts to obtain approval of a generic version of Testim.

Risks Related to Healthcare Reform

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably, may increase competition and may increase governmental oversight and compliance costs.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. In March 2010, the Patient Protection and Affordable Care Act and the associated reconciliation bill became law (collectively, the Healthcare Reform Law), and it includes a number of healthcare reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the Healthcare Reform Law increased the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law Healthcare Reform Law also revised the definition of “average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of the Company’s Medicaid drug rebates to states. The Healthcare Reform Law also imposed a significant annual fee on companies that manufacture or import branded prescription drug and biological products, which began in 2011. Substantial new provisions affecting compliance were also added, which may require us to modify our business practices with healthcare practitioners.

In addition, the Healthcare Reform Law included provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, we expect that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the FDA (although this is subject to change as the regulations are enacted). The Healthcare Reform Law also established an abbreviated licensure pathway for products that are biosimilar to or interchangeable with FDA-approved biological products, such as XIAFLEX. As a result, we could face competition from other pharmaceutical companies that develop biosimilar versions of our biological product XIAFLEX that do not infringe our patents or other proprietary rights.

The full effects of the Healthcare Reform Law cannot be known until these provisions are fully implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Furthermore, legislation repealing, replacing or modifying all or part of the Healthcare Reform Law may be enacted or courts may issue rulings suspending, interpreting or otherwise affecting all or part of the Healthcare Reform Law, and these changes could significantly alter any advantages or disadvantages to the Company currently stemming from the Healthcare Reform Law. Specifically, any repeal or modification of the exclusivity for biological products could have an adverse effect on our business. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

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

Lastly, the Healthcare Reform Law provisions known as the “Physicians Payments Sunshine Act” require reporting to the federal government of all payments in excess of $10 or that aggregate to $100 annually that we make to physicians, including honoraria, consulting fees, payment for research, gifts, speakers’ fees, fees paid for conducting clinical trials, entertainment, travel, education and royalties. Required data submission includes a recipient’s name, address, medical specialty, amount received, date of payment, type of payment (cash, stock, items, or services), and if the payment is related to a specific drug or medical product. Several states currently have similar laws and more states may enact similar legislation. Reporting and potential public disclosure of these expenses may make it more difficult to recruit physicians for assistance with activities that would be helpful or necessary to our business. Tracking and reporting the required expenses may result in considerable expense.

Risks Related to Compliance

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

We are a relatively small company and we rely heavily on third parties to conduct many important functions. As a biopharmaceutical company, we are subject to a large body of legal and regulatory requirements. In addition, as a publicly traded company we are subject to significant regulations, some of which have either only recently been adopted or are currently proposals subject to change. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable federal, state, and foreign laws and regulations could lead to the imposition of fines, result in our exclusion from participation in state and federal healthcare programs, cause the value of our common stock to decline, impede our ability to raise capital or lead to the de-listing of our stock.

Our controls over external financial reporting may fail or be circumvented.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002, as amended, to report annually on our internal control over financial reporting. If we, or our independent registered public accounting firm, determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers.

We could be negatively impacted by future interpretation or implementation of federal and state fraud and abuse laws, including anti-kickback laws, false claims laws and federal and state anti-referral laws.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, false claims laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, Department of Defense and Veterans’ health programs. To date, we have not been challenged by a governmental authority under any of these laws.

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

We could become subject to false claims litigation under federal or state statutes, which can lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in federal health care programs. These false claims statutes include the federal False Claims Act, which allows any person and/or the government to bring suit alleging the false or fraudulent submission of claims for payment under federal programs or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that companies like us may have to defend a false claim action. We could also become subject to similar false claims litigation under state statutes. If we must defend any such action and/or if we are unsuccessful in defending any such action, such action may have a material adverse effect on our business, financial condition and results of operations.

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

Our research and development activities and our commercial product, Testim, involve the use of testosterone and large amounts of alcohol which are classified as hazardous materials and chemicals. XIAFLEX, approved in the U.S. for the treatment of Dupuytren’s, and in development for the treatment of Peyronie’s, Frozen Shoulder syndrome and cellulite, is a biologic product. Biologic products may present a manufacturing health hazard due to risk of infection with the bacterial cell line used to produce the product or with potential bacteriophage contamination with the fermentation. Although we believe that our safety procedures for using, storing, handling, manufacturing and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business and financial condition. To our knowledge, we have not been the subject of any investigation by any agency or authority for failure to comply with any rules or regulations applicable to hazardous materials or chemicals. We do not maintain specific insurance for the handling of biological, hazardous and radioactive materials. We have contracts with third-party providers for the storage and disposal of hazardous waste and believe that any claims against us in these areas would be the responsibility of these third parties. However, we may be held responsible for these claims despite the fact that we have contracted with third parties for the storage and disposal of hazardous waste. If we are exposed to these types of claims, we could be held responsible for liabilities that exceed our financial resources, which could severely affect our operations.

Risks Related to Our Financial Results, Our Need for Additional Financing and Our Stock Price

We incurred significant losses since our inception and may not achieve profitability in the foreseeable future.

We have incurred significant losses since our inception, including net losses of $32.9 million for the twelve months ended December 31, 2011. As of December 31, 2011, we had an accumulated deficit of $408.1 million. We expect to continue to incur substantial expenses and, accordingly, we may continue to incur additional losses. In order to achieve and maintain profitability, we will need to generate significantly greater revenues from Testim and XIAFLEX for Dupuytren’s and from our pipeline. If we fail to achieve profitability within the time frame expected by investors, the value of our common stock may decline substantially.

Our future results are unpredictable, and therefore, our common stock is a highly speculative investment.

Our future results are unpredictable and our success is dependent upon many factors. Accordingly, you must consider our prospects in light of the risks and difficulties we may encounter. Our stock price may be volatile and you may lose some or all of your investment. For the foreseeable future, if we are unable to grow sales of our products and out-licensing revenues, we will be unable to increase our revenues or achieve profitability and we may be forced to delay or change our current plans to develop our product candidates.

Our results of operations and earnings may not meet guidance or expectations.

We provide public guidance on our expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Report on Form 10-K and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our guidance may not always be accurate. If, in the future, our results of operations for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could decline significantly

If our financial resources and sources of liquidity are not sufficient, we may be required to limit, scale back or cease our operations.

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

Outstanding options could result in substantial dilution.

At the end of the period covered by this Report, stock options to purchase 7,262,718 shares of common stock were outstanding. In addition, as of December 31, 2011, a total of 3,541,968 stock options are available for grant under our 2004 Equity Compensation Plan amended and restated as of June 16, 2011. A total of 1,555,595 of the outstanding options were “in the money” and exercisable as of December 31, 2011. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the option. The issuance of common stock upon the exercise of these options could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

Malvern. We currently lease approximately 62,100 square feet of space for our headquarters in Malvern, Pennsylvania, of which approximately 57,100 square feet is dedicated to office space and approximately 5,000 square feet is dedicated to warehousing and packaging operations. The initial term of this lease ends on December 31, 2013.

Horsham. In Horsham, Pennsylvania, we lease an approximately 50,000 square foot biological manufacturing facility that we are using to produce the active ingredient of XIAFLEX. We also lease approximately 56,000 square feet of laboratory, warehouse and office space in two other Horsham locations. The initial terms of these leases end on January 1, 2017, March 31, 2017 and July 31, 2022, respectively. In general, our properties are well maintained, adequate and suitable for the purposes for which they are used.

ITEM 3.	Legal Proceedings

On December 4, 2008, we and CPEX (predecessor in interest to FCB) filed a lawsuit against Upsher-Smith for infringement of the ’968 Patent, which covers Testim. The lawsuit was filed in the United States District Court for the District of Delaware. We and FCB are seeking a judgment (1) declaring that Upsher-Smith’s act of filing the Abbreviated New Drug Application seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ’968 Patent is an act of infringement, (2) declaring that the making, using or selling of the product for which Upsher-Smith is seeking approval infringes the ’968 Patent, (3) ordering that the effective date of the FDA’s approval of the product not be until the expiration of the ’968 Patent, (4) enjoining Upsher-Smith from making, using or selling the product for which it seeks approval until the expiration of the ’968 Patent, and (5) awarding Auxilium and FCB their costs and expenses in the action. We and CPEX filed this lawsuit under the Hatch-Waxman Act in response to the notice from Upsher-Smith of its filing of an ANDA with the FDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for testosterone gel. Upsher-Smith has alleged that its proposed generic version of Testim would not infringe the ’968 Patent, and that the ’968 Patent is invalid. The Paragraph IV certification notice states that Upsher-Smith does not believe that the testosterone gel product for which it is seeking approval infringes the ’968 Patent and that it seeks to market its generic product before the expiration of the ’968 Patent. The ’968 Patent is listed in the Orange Book, published by the FDA, and will expire in January 2025. The district court has issued a protective order prohibiting disclosure of confidential information relating to the litigation. On December 13, 2011, the district court issued an order administratively closing the case. This administrative closure has effectively stayed the case, but has not dismissed it. All discovery obligations of the parties continue to be in effect. See “Competition–TRT Market Competition–Generic Competition” included in Part I, Item 1 above for discussion of the Upsher-Smith Litigation and Upsher-Smith’s efforts to obtain approval of a generic version of Testim.

On February 15, 2011, we filed a complaint in the Court of Common Pleas, Chester County, Pennsylvania against BioSpecifics alleging that BioSpecifics had breached the 2008 license agreement between us and them by its commencement of clinical trials for the use of injectable collagenase to treat canine lipomas without the prior knowledge and approval of the parties’ joint development committee. Also, on May 2, 2011, BioSpecifics filed a complaint in the Supreme Court of the State of New York, Nassau County, Commercial Division, against Recipharm AB, RecipharmCobra Holdings Limited (the Recipharm entities, collectively “Cobra”) and us claiming that we had breached an oral contract with BioSpecifics and interfered with a contract BioSpecifics has with Cobra. On August 31, 2011, Auxilium and BioSpecifics entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the parties settled all pending litigation and resolved other outstanding disputes between them. Pursuant to the Settlement Agreement, we reserved certain rights and the parties have agreed to certain clarifications as to intellectual property matters and amounts owed between the parties. As a result of this settlement, Auxilium and BioSpecifics will be co-owners of the ‘560 Patent. The effectiveness of the Settlement Agreement was conditioned, in part, upon the execution by the parties of the amended and restated BioSpecifics Agreement which was also executed on August 31, 2012. For a discussion of the BioSpecifics Agreement, see above under “Strategic Relationships/XIAFLEX/License from BioSpecifics.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “AUXL.” The following table sets forth the high and low closing sales prices per share for our common stock for the periods indicated, as reported by The NASDAQ Global Market:

Year Ended December 31, 2011:	High	Low

First Quarter	$24.15	$20.58
Second Quarter	$24.40	$18.92
Third Quarter	$20.84	$13.95
Fourth Quarter	$19.93	$14.21

Year Ended December 31, 2010:	High	Low

First Quarter	$34.41	$28.03
Second Quarter	$37.78	$22.85
Third Quarter	$27.23	$18.93
Fourth Quarter	$28.22	$20.54

Holders of Record

As of February 23, 2012, there were approximately 74 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 21, 2012 to be filed with the SEC, is incorporated herein by reference.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2011, we did not issue any unregistered shares of our common stock.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended December 31, 2011:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2011 to Oct. 31, 2011	826		$15.98	Not applicable	Not applicable
Nov. 1, 2011 to Nov. 30, 2011	None		Not applicable	Not applicable	Not applicable

Dec. 1, 2011 to Dec. 31, 2011	None		Not applicable	Not applicable	Not applicable

Total	826	(1)	$15.98	Not applicable	Not applicable

(1) Represents shares purchased from Alan Wills, Executive Vice President- Corporate Development of the Company, pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of resticted stock issued in accordance with Rule 16 b-3 of the Securities Exchange Act of 1934.

Comparative Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index, assuming an investment of $100 on December 31, 2006, in each of our common stock; the stocks comprising the NASDAQ Composite Index; and the stocks comprising the NASDAQ Biotechnology Index.

Comparison of Cumulative Total Return* Among Auxilium Pharmaceuticals, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*Total return assumes $100 invested on December 31, 2006 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and reinvestment of dividends through fiscal year ended December 31, 2011.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Auxilium Pharmaceuticals, Inc.	$100.00	$204.15	$193.60	$204.08	$143.64	$135.67
NASDAQ Biotechnology Index	$100.00	$104.58	$91.38	$105.66	$121.52	$135.86
NASDAQ Composite Index	$100.00	$109.81	$65.29	$93.95	$109.84	$107.86

ITEM 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except share and per share data)

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements, which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from audited financial statements which do not appear in this Report. The historical results presented are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Net revenues	$264,315	$211,429	$164,039	$125,377	$95,734

Operating expenses (1):
Cost of goods sold	55,662	49,725	37,077	29,486	24,609
Research and development	61,948	48,005	51,398	54,497	42,802
Selling, general, and administrative	179,887	164,675	129,181	89,482	72,768

Total operating expensess	297,497	262,405	217,656	173,465	140,179

Loss from operations	(33,182)	(50,976)	(53,617)	(48,088)	(44,445)
Interest income (expense), net	266	(255)	160	1,801	3,740

Net loss applicable to common stockholders	$(32,916)	$(51,231)	$(53,457)	$(46,287)	$(40,705)

Basic and diluted net loss per common share	$(0.69)	$(1.08)	$(1.22)	$(1.12)	$(1.07)

Weighted average common shares outstanding (2)	47,886,672	47,426,849	43,650,775	41,272,557	38,187,662

(1) includes the following amounts of stock-based compensation expense:
Cost of goods sold	$65	$155	$—	$—	$—
Research and development	3,184	2,698	5,048	3,140	1,180
Selling, general and administrative	14,029	15,109	12,852	8,602	4,857

(2) The increase in weighted average common shares outstanding is primarily the result of the issuances of common shares in the September 2009 public offering.

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$154,257	$128,207	$181,977	$113,943	$76,090
Total assets	300,971	243,904	260,564	171,187	106,979
Total stockholders’ equity	84,398	94,443	120,519	35,266	64,016

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences. We reported net revenues in 2011 of $264.3 million, an increase of 25% over the $211.4 million reported in 2010. Our net loss for 2011 was $32.9 million ($0.69 per share) compared to $51.2 million ($1.08 per share) of net loss in 2010. We are a fully integrated company and had approximately 530 employees at the end of 2011, including approximately 298 employees in our commercial organizations, 118 employees in manufacturing and quality, 68 employees in research and development and 46 employees in administrative support. As of December 31, 2011 we had $154.3 million in cash, cash equivalents and short-term investments and no debt.

We currently market two products: Testim® testosterone gel and XIAFLEX® (collagenase clostridium histolyticum). Testim is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration. XIAFLEX is a proprietary, injectable collagenase enzyme approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) for the treatment of Dupuytren’s contracture (“Dupuytren’s”) in adult patients with a palpable cord.

Testim is approved in the U.S., Canada and much of Europe. We commercialize Testim in the U. S., while Ferring International Center S.A. (“Ferring”) and Paladin Labs Inc. (“Paladin”) market Testim on our behalf in certain European countries and Canada, respectively. Testim worldwide net revenues for 2011 were $207.9 million, an 8% increase over the $193.0 million recorded in 2010. Testim represents an attractive and profitable revenue platform in the Testosterone Replacement Therapies (“TRT”) market in the U.S. which was $1.6 billion in 2011 and exhibited growth of 24% as more large pharmaceutical companies launched products to this underserved market. The once daily gel segment of the TRT market in which Testim competes has experienced a 27% compound annual growth rate since 2007, and represents 88% or $1.4 billion of the total U.S. TRT market. Our sales force of approximately 150 representatives focuses on approximately 12% of the approximately 165,000 physicians in the U.S. who prescribe TRT products. These physicians are responsible for roughly half of all gel TRT prescriptions. Our strategy to focus on these high prescribing physicians combined with our tactics with select managed care organizations resulted in a minimal loss of market share in 2011, despite the new competitors in the market. Although our goal is to maximize our total TRT market share organically through 2012 in the face of aggressive competition, we will also continue to assess any opportunities that may arise to supplement our current targeted focus on the most prolific writers of gel TRT prescriptions.

Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment. We launched XIAFLEX for the treatment of Dupuytren’s in the U. S. in March 2010 with a sales force of approximately 65 employees and 15 reimbursement specialists. They are supported by a group of approximately 15 Medical Science Liaisons. We have partnered with Pfizer Inc. (“Pfizer”) for development and commercialization of XIAPEX® (European Union (“EU”) tradename for XIAFLEX) for Dupuytren’s and Peyronie’s disease (“Peyronie’s”) in Europe and certain Eurasian countries. Pfizer received marketing authorization for Dupuytren’s by the European Commission on February 28, 2011 and began sales in certain countries of the EU in April 2011. We have partnered with Asahi Kasei Pharma Corporation (“Asahi Kasei”) for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Japan. We have also partnered with Actelion Pharmaceuticals Ltd. (“Actelion”) for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Australia, Brazil, Canada and Mexico. We are seeking a partner or partners for development and commercialization in the rest of the world. Worldwide net revenues for XIAFLEX were $56.4 million for the year ending December 31, 2011, compared to $18.4 million in 2010.

Our current product pipeline includes:

Phase III:

•	XIAFLEX for the treatment of Peyronie’s with top-line data expected late in the second quarter of 2012

Phase IIa:

•	XIAFLEX for the treatment of Adhesive Capsulitis (“Frozen Shoulder syndrome”) with top-line data expected in the first half of 2013

Phase Ib:

•	XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy (“cellulite”) with top-line data expected in the fourth quarter of 2012.

In addition to the above, we have an exclusive option for the exclusive rights to pursue any additional indications for XIAFLEX (other than dermal formulations labeled for topical administration).

Our vision is to build a rapidly growing, profitable and sustainable biopharmaceutical company. To achieve this vision we plan to:

•	maximize revenues of Testim and XIAFLEX in the currently approved indications;

•	deliver on our current product pipeline; and

•	build out our business and development pipeline in specialty therapeutic areas through corporate development and licensing activities.

In the short term we plan to focus on execution with respect to Testim, XIAFLEX for Dupuytren’s and bringing additional indications for XIAFLEX to market. We believe that we are well positioned to become a profitable and sustainable specialty biopharmaceutical company by executing on these few initiatives. Although our current sales forces for Testim and XIAFLEX have achieved 2011 U.S. revenues per employee of approximately $1.4 and $0.7 million respectively, we believe that we can further leverage this investment and our expertise in clinical development and regulatory strategy with the addition of new products. Because we do not believe we have to acquire additional products to achieve our vision, we plan to be opportunistic and nimble with respect to corporate development and licensing opportunities. We will be open to add marketed products and/or product opportunities that have a good strategic fit and which are fiscally responsible. Although we may seek products that have a therapeutic fit with XIAFLEX or Testim, we believe that the core competencies we have with respect to drug development and commercialization can be applied to a number of other specialty focused therapeutic areas.

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

Operational Highlights

XIAFLEX

2011 sales of XIAFLEX in the U.S. represented approximately 13,900 vials of XIAFLEX compared to approximately 4,500 vials in 2010, an increase of approximately 207%.

Beginning January 1, 2011, a new XIAFLEX-specific J-code (J0775) was available for use in the U.S. to identify XIAFLEX for obtaining reimbursement from Medicare, Medicaid and commercial health plans. Also, beginning January 1, 2012, new XIAFLEX-specific Current Procedural Terminology (CPT®) codes became available for use in the U.S. These CPT codes are used by physicians for reimbursement of their time and skills required for the XIAFLEX injection and manipulation procedures.

On March 9, 2011, we exceeded the target enrollment for the double-blind placebo-controlled phase III program of XIAFLEX for the treatment of Peyronie’s. In excess of 800 patients have been enrolled in the two double blind placebo controlled phase III trials. Top-line data is expected in the first half of 2012.

On March 22, 2011, we announced that we had granted Asahi Kasei exclusive rights to commercialize XIAFLEX for the treatment of Dupuytren’s and Peyronie’s in Japan. Asahi Kasei will be primarily responsible for the clinical development, regulatory and commercialization activities for XIAFLEX in Japan. We received a $15 million up-front payment from Asahi Kasei in the first quarter of 2011 and we paid BioSpecifics Technologies Corp. (BioSpecifics) approximately $0.8 million as its share of this up-front payment.

On April 11, 2011 we announced that we earned a $30 million regulatory milestone payment (net of contractual deductions) from our EU partner, Pfizer, following the first sale of XIAPEX in the United Kingdom, the first major EU market. In addition, during 2011, we also announced additional regulatory milestones amounting to $15.0 million for the Pfizer launch of XIAPEX in Germany and in Spain. In total, we received $41.1 million in payments from Pfizer, representing the $45.0 million of milestones, net of certain development and regulatory costs that Pfizer was contractually allowed to recoup upon achievement of the UK milestone. XIAPEX is now available for sale in Austria, Denmark, Finland, Germany, Norway, Spain, Sweden, Switzerland and the UK. We are eligible to receive up to $15.0 million in additional regulatory milestone payments for this indication, which will be payable in $7.5 million increments, following Pfizer’s first sale of XIAPEX in each of the remaining major markets of the EU. In addition, we paid BioSpecifics approximately $3.8 million as its share of the $45.0 million of milestone payments.

On June 30, 2011, we announced results from the three-year CORDLESS extension study in Dupuytren’s contracture patients with a nominal recurrence rate of 34.8% for joints previously treated successfully with XIAFLEX. Additionally, 93% of joints that were successfully treated with XIAFLEX did not receive any medical or surgical intervention through three years of follow-up.

On August 31, 2011, we and BioSpecifics announced dismissal of all pending litigation and plans to develop additional indications using XIAFLEX. In connection with this settlement, we and BioSpecifics entered into the Second Amended and Restated Development and License Agreement (the Second Amended and Restated BioSpecifics Agreement), which amended the Amended and Restated Development and License Agreement, dated as of December 17, 2008, between BioSpecifics and us (the Amended and Restated BioSpecifics Agreement). For a further description of the Second Amended and Restated BioSpecifics Agreement, see our Current Report on Form 8-K, dated September 1, 2011.

On September 1, 2011, the Company announced that the active dosing phase for the double-blind placebo-controlled phase III program of XIAFLEX for the treatment of Peyronie’s was completed by the end of August. Top-line data is expected in the second quarter of 2012.

On October 3, 2011, we announced that the first patient had been enrolled in a XIAFLEX phase IIIb Dupuytren’s contracture multicord study. The study is anticipated to enroll approximately 60 patients and top-line results are expected in the second half of 2012.

On December 1, 2011, we announced that the first patient had been dosed in our open-label phase IIa trial of XIAFLEX for Frozen Shoulder syndrome. Top-line data are expected in the first half of 2013.

On January 26, 2012, we announced that the first cohort of patients has been dosed in our phase Ib trial of XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy, commonly known as cellulite. Top-line results are expected in the second half of 2012.

On February 23, 2012, we announced that we had granted Actelion exclusive rights to commercialize XIAFLEX for the treatment of Dupuytren’s and Peyronie’s in Australia, Brazil, Canada and Mexico. Actelion will be primarily responsible for the clinical development, regulatory and commercialization activities for XIAFLEX in these markets. We expect to receive a $10 million up-front payment from Actelion in the first quarter of 2012, and, when received, we will be required to pay BioSpecifics approximately $0.6 million of this up-front payment.

Testim

Worldwide revenues for Testim were $207.9 million for the year ending December 31, 2011, up 8% over 2010. Testim U.S. revenues were up 8% over the prior year to a record $205.1 million. Testim U.S. prescriptions grew by 9% over 2010. Total prescriptions for the testosterone replacement gel market segment grew 15% in 2011. Testim’s total prescription market share of the once daily gel segment at the end of December 2011 was 20%, compared to 22% at the end of December 2010.

For a discussion on the expected increase in competition in the TRT market, see “Competition – TRT Market Competition” above.”

Healthcare Reform Legislation

On March 23, 2010, the PPACA was enacted in the United States, which contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include:

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

Beginning in 2011, PPACA required that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap, which is known as the “donut hole.” Also, beginning in 2011, we were assessed our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and Veterans Administration and PHS discount programs) made during the previous year. This new legislation did not have a material effect on our results of operations or financial position for 2011 and, based on our current understanding, we expect that its impact for 2012 will also not be material. The U.S. government is currently drafting rules and regulations for provisions of the law which we will provide further guidance on the full effects of the new legislation.

Section 6002 of the PPACA, known as the “Physician Payment Sunshine Provision,” requires reporting by pharmaceutical manufacturers to the federal government of certain payments and other transfers of value to physicians and teaching hospitals in excess of $10 or that aggregate to $100 per recipient annually. Examples of such payments or transfers of value include honoraria, consulting fees, payment for research, gifts, speakers’ fees, fees paid for conducting clinical trials, entertainment, travel, education and royalties. Several states currently have similar laws and more states may enact similar legislation.

Net revenues

We record product sales net of allowances for prompt payment discounts, fees to wholesalers based on shipment activity under the terms of wholesaler service agreements, managed care contract rebates and government health plan charge backs, product coupons and product returns. To date, all of our net revenues have been generated by the sales and out-licensing of two products- Testim and XIAFLEX. We sell Testim in the U.S. to pharmaceutical wholesalers. We do not anticipate that sales of Testim outside of the U.S., pursuant to our current agreements for international distribution rights of Testim, will have a material impact on our revenues or profitability. We began selling XIAFLEX in the U.S. through a network of wholesalers, specialty distributors and specialty pharmacies in March 2010. In the first quarter of 2011, we began recognizing revenue at the time of shipment to these customers. Prior to 2011, we deferred the recognition of revenue, and related product costs, of XIAFLEX product shipments until the product was shipped to physicians for administration to patients. As a result of this change in revenue recognition, net revenues for 2011 include a benefit of $1.8 million (representing revenue previously deferred, net of allowance of $0.1 million) and the net loss for 2011 includes a benefit of $1.7 million, or $0.4 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

Our revenues from product sales may fluctuate due to:

•	market acceptance and pricing of XIAFLEX;

•	market acceptance and pricing for Testim;

•	regulatory approvals and market acceptance of new and competing products, including generics;

•	government or private healthcare reimbursement policies for XIAFLEX and Testim; and

•	promotional efforts of our competitors.

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

Outside of the U.S., we currently rely on third parties to market, sell and distribute our products. For Canada, we have an agreement with Paladin to market and distribute Testim. We also have an agreement with Ferring to market and distribute Testim in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, The Netherlands, Norway, Portugal, Spain, Sweden and the U.K. In December 2008, we entered into a development, commercialization and supply agreement with Pfizer (the “Pfizer Agreement”) under which we sub-licensed our commercialization rights for Dupuytren’s and Peyronie’s for the 27 countries which at that time were included in the EU and 19 additional Eastern European and Eurasian countries (the “Pfizer Territory”). In March 2010, we entered into a development, commercialization and supply agreement with Asahi Kasei (the “Asahi Agreement”) under which we sub-licensed our commercialization rights for Dupuytren’s and Peyronie’s for the Japanese market. In February 2012, we entered into a collaboration agreement with Actelion (the “Actelion Agreement”) for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Australia, Brazil, Canada and Mexico. We are currently evaluating our options for selling XIAFLEX in other indications and territories throughout the rest of the world.

The up-front and milestone payments we have received under our out-licensing agreements with Pfizer and Asahi Kasei are being amortized to revenue, net of associated transaction costs, over the estimated term of the related agreement. We expect that the up-front payment we expect to receive under our out-licensing agreement with Actelion will be similarly amortized. When a milestone payment is earned under the respective contract, we record as revenue a cumulative catch-up adjustment for the period of time since contract commencement through the date of the milestone and the remaining amount of the milestone is amortized over the remaining estimated term of the contract. These agreements also include payment of increasing, tiered, double-digit royalties on all revenues recorded by the licensee in its territory. These royalty payments are recognized when earned as payment for the product supplied to the licensee. The up-front and milestone payments we have received from Ferring and Paladin are also being amortized to revenue over the respective contact life of each of these agreements.

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

•

costs of the operation of the Horsham manufacturing facilities that have been capitalized as the production cost of XIAFLEX bulk product or recognized as a period cost due to underutilization of the plant, if any;

•	provisions for damaged, obsolete and excess inventories;

•	Testim royalty payments;

•	XIAFLEX royalty payments and payments on license income to BioSpecifics discussed below;

•	personnel costs associated with quality assurance and manufacturing oversight; and

•	distribution costs, including warehousing, freight and product liability insurance.

We do not anticipate any material changes in our gross margin rate on Testim sales in the U.S. In 2012, we anticipate our gross margins for Testim sales outside the U.S. will continue to be significantly lower than those seen in the U.S. This is due to a combination of factors which include the terms of our distribution agreements.

Gross margin on XIAFLEX product sales for 2011 reflects the benefit of past claims from our licensor of approximately $1.9 million which by contract we were allowed to offset the royalty payable to BioSpecifics. Since no further such benefit exists, the gross margin rate will decrease for 2012. As we continue to market XIAFLEX, we may experience variability in our gross margin rate and it is difficult to estimate when we will achieve a more predictable steady state. Factors influencing the gross margin on XIAFLEX will include the selling price per vial and the cost of product manufactured. Although we utilize a manufacturing resource planning system for production planning and inventory control, it is not uncommon in biologics manufacturing to experience unusual charges and write-offs in the initial years of commercial production. See “Risk Factors—Inventories produced during a launch period may not be needed and could result in additional charges for excess inventories” and “Risks Related to the Manufacture of XIAFLEX—We have limited experience in manufacturing pharmaceutical and biologic products and may encounter difficulties in the manufacture of the active ingredient of XIAFLEX at our facilities in Horsham, Pennsylvania which could materially adversely affect our results of operations or delay or disrupt manufacture of XIAFLEX.”

It is our policy to continually evaluate and provide reserves for inventory on hand that is in excess of expected future demand. In making this evaluation, we must make judgments concerning future product demand and monitor the expiration dates of our products. Prior to the approval and launch of XIAFLEX, we produced finished packaged inventories sufficient to meet a significant demand. In 2010, we concluded that $3.9 million of this inventory may expire prior to its expected sale and charged this cost to Cost of goods sold for 2010. During 2011, $2.8 million of this reserve was utilized in the physical disposal of such expiring inventory. While we believe that additional potential obsolescence was not probable as of December 31, 2011, it is possible that we may be required in future periods to record additional charges for additional excess inventories given the limited historical information with the recent launch of XIAFLEX. It is also our policy to limit the amount of Horsham overhead costs capitalized as inventory to those amounts consistent with normal capacity levels and record as period costs those overhead costs that represent excess or idle capacity. To date, we have not experienced production below normal capacity levels. However, it is possible in the future that production could fall below normal capacity and result in recognition of period expense for excess or idle capacity. The incurrence of such costs would decrease overall XIAFLEX margins compared to those reported in 2011 and prior years since manufacturing overhead representing excess capacity will be immediately expensed as cost of goods sold.

Under our license with BioSpecifics, we paid BioSpecifics 8.5% of the up-front and milestone payments received from Pfizer under the Pfizer Agreement and 5.0% of the up-front payment received under the Asahi Agreement, and we expect to pay BioSpecifics a specified percentage of the up-front payment we expect to receive under the Actelion Agreement. These payments to BioSpecifics relating to the Pfizer Agreement and the Asahi Agreement are, and we expect the payment relating to the Actelion Agreement to be, amortized as a cost of goods sold on a straight-line basis over the estimated life of the respective contract. When a milestone payment is earned, BioSpecifics’ share of the milestone payment is recognized as cost of goods sold, or deferred costs, in proportion to the related amount revenue catch-up adjustment or deferral. We are obligated to pay BioSpecifics 8.5% of all future milestone payments and XIAPEX sales under the Pfizer Agreement, a specified percentage (dependent on indication) of all future milestone payments and XIAFLEX sales under the Asahi Agreement and the Actelion Agreement, and, on a country-by-country and product-by-product basis, a specified royalty percentage of all other XIAFLEX sales.

Research and development

Our research and development expenses consist of:

•	salaries and expenses for our development personnel;

•

costs of the operation of the Horsham manufacturing facilities to the extent they are related to the development of a larger scale XIAFLEX production process and certain other research activities taking place at this location.

•	payments to consultants, investigators, contract research organizations and manufacturers in connection with our preclinical and clinical trials;

•	costs of developing and obtaining regulatory approvals; and

•	product license and milestone fees paid prior to regulatory approval.

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects in development cannot be reasonably estimated. XIAFLEX is in phase III of development for the treatment of Peyronie’s disease, Phase II for Frozen Shoulder syndrome and Phase I for cellulite. Results from clinical trials may not be favorable. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines. See “Risk Factors—We may not be able to develop product candidates into viable commercial products, which would impair our ability to grow and could cause a decline in the price of our stock.” We expect our research and development expenses in 2012 for our current product pipeline to be comparable to spending in 2011. However, the current regulatory and political environment at the FDA, could lead to increased data requirements which could impact regulatory timelines and costs. We could also experience further significant increases in our expenditures to develop any other potential new product candidates that we would in-license or acquire.

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, marketing and promotion costs, professional fees and facilities costs. We anticipate increases in selling, general and administrative expenses principally due to sales and marketing costs associated with Testim and XIAFLEX, and increases in information technology expense and other administrative activities.

Results of Operation

Years Ended December 31, 2011 and 2010

Change in XIAFLEX Revenue Recognition

As discussed in Note 1 (e) to the consolidated financial statements contained herein, in the first quarter of 2011 we began recognizing revenue for XIAFLEX sales at the time of shipment to its specialty distributor, specialty pharmacy and wholesale customers. In 2010, we deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. As a result of this change in revenue recognition, net revenues for 2011 include a benefit of $1.8 million (representing revenue previously deferred, net of allowances of $0.1 million) and the net loss for 2011 includes a benefit of $1.7 million, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

Net revenues. Net revenues for the two years ended December 31, 2011 comprise the following:

	Years ended December 31,			% Change
	2011	2010	Change
	(in millions)
Testim revenues-
Net U.S. product sales	$205.1	$189.9	$15.2	8%
International product shipments	2.0	2.4	(0.4)	-16%
International contract revenues	0.8	0.7	0.1	26%

	207.9	193.0	14.9	8%

XIAFLEX revenues-
Net U.S. product sales	42.2	14.1	28.1	200%
Revenue recognition change	1.8	0	1.8	n/a
International product shipments	0.6	0	0.6	n/a
International contract revenues	11.8	4.3	7.5	170%

	56.4	18.4	38.0	206%

Total net revenues	$264.3	$211.4	$52.9	25%

Revenue allowances as a percentage of gross U.S. revenues	28%	22%	6%

Testim

The increase in Testim net U.S. revenues for 2011 compared to 2010 resulted primarily from growth in Testim prescriptions resulting from increased demand and increases in pricing, partially offset by an increase in revenue allowances. According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for 2011 grew 9% compared to 2010. We believe that Testim prescription growth in the 2011 period over the 2010 period was driven by physician and patient acceptance that Testim provides better patient outcomes, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians, as well as our tactics with select managed care organizations. Testim net U.S. revenues for 2011 also benefited from price increases having a cumulative impact of 9% over 2010. International contract revenues shown in the above table represent the amortization of deferred up-front, milestone payments and royalty payments we previously received under our out-licensing agreements.

XIAFLEX

Including the change in revenue recognition discussed above, total revenues for XIAFLEX for 2011 were $56.4 million compared to $18.4 million for the comparable period of 2010. Net revenues for 2011 include $42.2 million of net U.S. product sales of XIAFLEX compared to the $14.1 million for 2010. XIAFLEX international contract revenues relate to our out-licensing agreements for XIAFLEX and represent cumulative catch-up adjustments for milestone payments received during the period, the ongoing amortization of deferred up-front and milestone payment amounts and royalties received. The increase in XIAFLEX international contract revenue for 2011 compared to 2010 is principally due to cumulative catch-up revenue adjustments aggregating $4.8 million related to the $45.0 million of regulatory milestones earned under the Pfizer Agreement during 2011, and incremental revenue amortization relating to these milestone payments and the $15.0 million up-front payment received under the Asahi Agreement.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for 2011 compared to 2010 increased due to higher levels of managed care contract rebates and government health plan charge-backs resulting from certain new managed care contracts for Testim acquired in 2011 and from 2011 price increases, partially offset by a lower revenue allowance percentage on XIAFLEX gross U.S. revenues.

Cost of goods sold. Cost of goods sold were $55.7 million and $49.7 million for the years ended December 31, 2011 and 2010, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to our licensors, and the amortization of the deferred costs associated with the Pfizer Agreement and Asahi Agreement. The increase in cost of goods sold in 2011 over 2010 was directly attributable to the increase in products sold, offset in part by a non-recurring $3.9 million provision taken in 2010 for short dated XIAFLEX inventory. The gross margin rate on our net revenues was 79% for 2011 compared to 76% for 2010. The increase in the gross margin rate is principally due to the non-recurring $3.9 million inventory provision taken in 2010 and increased high margin XIAFLEX product sales in 2011, offset by the net negative impact of higher Testim rebates and year-over-year price increases on U.S. Testim revenues.

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

Research and development expenses were $61.9 million and $48.0 million for the years ended December 31, 2011 and 2010, respectively. This increase in expense results principally from activities related to the phase III XIAFLEX clinical trials for Peyronie’s disease, phase IIa trial for Frozen Shoulder syndrome, planning for new XIAFLEX indications and costs related to development of a larger scale XIAFLEX production process.

Selling, general and administrative expenses. Selling, general and administrative expenses were $179.9 million and $164.7 million for the years ended December 31, 2011 and 2010, respectively. The increase in 2011 over 2010 was due primarily to selling and marketing expenses increasing by $13.6 million as a result of the promotional and training activity in support of the launch of XIAFLEX, and targeted XIAFLEX direct-to-consumer spending for Dupuytren’s in the U.S. General and administrative expenses increased by $1.6 million as a result of termination costs related to management changes, offset in part by lower stock-compensation expense.

Interest income. Interest income was $0.5 million and $0.2 million for the years ended 2011 and 2010, respectively, and relates primarily to interest earned on investment of available cash.

Interest expense. Interest expense in 2011 and 2010 relates primarily to the costs associated with the Company’s two year $30 million revolving credit line which expired under its terms in August 2011.

Income Taxes. At December 31, 2011, we had Federal tax return net operating loss carryforwards of approximately $198.6 million, which will expire in 2021 through 2030, if not utilized, and Federal Orphan Drug and research and development credits of approximately $49.9 million, which will expire in 2020 through 2031, if not utilized. In addition, we had overall state tax return net operating loss carryforwards of approximately $154.3 million, of which $88.3 million relate to Pennsylvania, which will expire 2012 through 2031 if not utilized. Future utilization of Pennsylvania net operating losses is limited to the greater of 20% of Pennsylvania taxable income or $3.0 million per year. The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and credit carryforwards following certain ownership changes (as defined in the Act) that could limit our ability to utilize these carryforwards. We have conducted a study to determine whether we have experienced any such ownership changes. Based on this study, we have concluded that we have undergone multiple ownership changes in previous years. Accordingly, our ability to utilize the aforementioned carryforwards will be limited on an annual basis. In addition, approximately $10.7 million and $9.4 million of Federal and state net operating loss carryforwards, respectively, may expire prior to utilization.

Years Ended December 31, 2010 and 2009

Net revenues. Net revenues for the two years ended December 31, 2010 comprise the following:

	Years ended December 31,			% Change
	2010	2009	Change
	(in millions)
Testim revenues-
Net U.S. product sales	$189.9	$152.0	$37.9	25%
International product shipments	2.4	1.9	0.5	26%
International contract revenues	0.7	6.6	(5.9)	-91%

	193.0	160.5	32.5	20%

XIAFLEX revenues-
Net U.S. product sales	14.1	0	14.1	n/a
International contract revenues	4.3	3.6	0.7	22%

	18.4	3.6	14.8	411%

Total net revenues	$211.4	$164.1	$47.3	29%

Revenue allowances as a percentage of gross U.S. revenues	22%	23%	-1%

Testim

The increase in Testim net U.S. revenues for 2010 compared to 2009 resulted primarily from substantial growth in Testim prescriptions resulting from increased demand and increases in pricing. According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for 2010 grew 11% compared to 2009. This prescription growth was consistent with prescription growth of the overall gel market. We believe that Testim prescription growth in the 2010 period over the 2009 period was driven by physician and patient acceptance that Testim provides better patient outcomes, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim net U.S. revenues for 2010 also benefited from price increases having a cumulative impact of 9% over 2009. International contract revenues shown in the above table represent the amortization of deferred up-front and milestone payments and royalties we have received under its out-licensing agreements. Testim international contract revenues for 2010 decreased compared to 2009 as a result of the termination of the license and distribution agreement with Ipsen Pharma GmbH (Ipsen) in late 2009. During 2009, the remaining $6.4 million balance of milestone payments previously received from Ipsen was recognized as revenue in connection with this contract termination.

XIAFLEX

Net revenues for 2010 include $14.1 million of U.S. product sales of XIAFLEX for Dupuytren’s which was launched in March 2010. As discussed above regarding our change in revenue recognition, in 2010, we deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. Such revenues were reduced for estimated discounts and allowances based on the contractual terms of sales. As of December 31, 2010, the amount of deferred XIAFLEX revenues was approximately $1.8 million. The increase in XIAFLEX international contract revenue for 2010 over 2009 was related to the $15 million European MAA milestone payment we received from Pfizer during the first quarter of 2010, which is being amortized to revenue over the estimated contract life of the Pfizer Agreement.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for 2010 compared to 2009 decreased principally as a result of a lower revenue allowance percentage on XIAFLEX gross U.S. revenues and a decline in Testim coupon usage, offset in part by an increase in Testim rebates due principally to contract changes.

Cost of goods sold. Cost of goods sold were $49.7 million and $37.0 million for the years ended December 31, 2010 and 2009, respectively. The increase in cost of goods sold in 2010 over 2009 was directly attributable to the increase in products sold and a provision of $3.9 million for XIAFLEX inventory that may expire prior to its expected sale. The gross margin rate on our net revenues was 76% for 2010 compared to 77% for 2009. The reduction in the gross margin rate was due to the $3.9 million XIAFLEX inventory provision and the lower International contract revenues in 2010, partially offset by the contribution of high margin XIAFLEX product sales and the impact of year-over-year price increases on U.S. Testim revenues.

Research and development expenses. Research and development expenses were $48.0 million and $51.4 million for the years ended December 31, 2010 and 2009, respectively. The reduction in spending was the result of the shift of XIAFLEX production activity from manufacturing development to commercial inventory production that commenced in the fourth quarter of 2009, partially offset by commencement of start-up activities related to the Phase III XIAFLEX clinical trials for Peyronie’s and costs related to development of a larger scale production process.

Selling, general and administrative expenses. Selling, general and administrative expenses were $164.7 million and $129.2 million for the years ended December 31, 2010 and 2009, respectively. The increase in 2010 over 2009 was due primarily to selling and marketing expenses increasing by $33.5 million as a result of the addition of the sales and reimbursement field force and infrastructure and promotional and training activity in support of the launch of XIAFLEX for Dupuytren’s in the U.S., and promotional spending for Testim. General and administrative expenses increased by $2.0 million as a result of increased stock-compensation expense offset in part by lower legal expenses.

Interest income. Interest income was $0.2 million and $0.5 million for the years ended 2010 and 2009, respectively, and related primarily to interest earned on investment of available cash.

Interest expense. Interest expense in 2010 and 2009 related primarily to the costs associated the Company’s two year $30 million revolving credit line which was secured in August 2009.

Sources and Uses of Cash

Cash provided by (used in) operations was $30.7 million, $(48.9) million, and $(41.4) million for 2011, 2010 and 2009, respectively. Cash provided by operations for 2011 resulted primarily from the $15.0 million up-front payment received from Asahi Kasei and the $41.1 million of net milestone payments received from Pfizer, offset by BioSpecifics’ share of these up-front and milestone payments which totaled $4.6 million, and operating losses (net of stock compensation expenses and other non-cash charges). Cash used in operations for 2010 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges. This cash usage reflects the build of inventory supporting the launch of XIAFLEX and an offsetting net cash receipt of approximately $13.7 million under our XIAFLEX license agreements, representing the $15 million European MAA milestone payment received from Pfizer and the associated payment of approximately $1.3 million to BioSpecifics for their share of this milestone. Cash used in operations for 2009 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges. Cash used in operations for 2009 included the payment of $9.4 million of costs accrued in 2008 in connection with the Pfizer Agreement and a $9.8 million increase in inventory which was primarily due to our build-up of XIAFLEX inventory for future commercial use in preparation for the launch of XIAFLEX.

Cash used in investing activities was $125.1 million, $10.5 million, and $10.6 million for 2011, 2010 and 2009, respectively. The cash impact of investing activities in 2011 relates primarily to net purchases of short-term investments in marketable debt securities, investments in property and equipment, and the investment of $1.9 million to secure a letter of credit relating to the Horsham manufacturing facility. Investing activities in 2010 and 2009 represent our investments in property and equipment, net of redemptions of investments. Our investments in property and equipment relate primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure.

Cash provided by financing activities was $3.8 million, $5.7 million, and $120.0 million in 2011, 2010 and 2009, respectively. Cash provided by financing activities for 2011 and 2010 resulted primarily from cash receipts from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers, and from Employee Stock Purchase Plan purchases. Cash provided by financing activity in 2009 results primarily from the $115.8 million in net proceeds we received in our September 2009 common stock offering and $5.1 million in net cash receipts from stock option exercises and employee stock purchases.

Liquidity and Capital Resources

Since inception through December 31, 2011, we have financed our product development, operations and capital expenditures primarily from private and public sales of equity securities. Since inception through December 31, 2011, we received net proceeds of approximately $412.8 million from our initial public offering, registered direct offering, private and public sales of securities and the exercise of stock options and warrants. We had approximately $154.3 million and $128.2 million in cash, cash equivalents and short-term investments as of December 31, 2011 and December 31, 2010, respectively.

We believe that our current financial resources will be adequate for the Company to fund our anticipated operations beyond reaching profitability based on our current plans and expectations. We may, however, elect to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our financial resources will depend on many factors, including:

•	our ability to successfully market sales in the U.S. of XIAFLEX for Dupuytren’s;

•	entry into the marketplace of competitive products, including a generic to Testim or a competing product;

•	third-party payor coverage and reimbursement for our products;

•	the cost of manufacturing, distributing, marketing and selling our products;

•	the scope, rate of progress and cost of our product development activities;

•	the costs of supplying and commercializing our products and product candidates;

•	the effect of competing technological and market developments;

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

See “Risk Factors” for further discussion of the factors and risks that may adversely affect our financial resources and sources of liquidity.

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

•	milestone payments which are paid when certain parts of the overall development program are accomplished, or in some cases, when a patent issues;

•	payments upon certain regulatory events, such as the filing of an IND, an NDA or BLA, approval of an NDA or BLA, or the equivalents in other countries;

•	payments upon the commencement of sale;

•	payments based on a percentage of sales; and

•	payments for achievement of certain sales thresholds, such as a payment due the first year a product achieves a certain dollar value in sales.

We may also out-license products, for which we hold the rights, to other companies for commercialization in other territories, or at times, for other uses. When this happens, the payments to us would also take the same form as described above.

Summary of Contractual Commitments

The following summarizes our contractual commitments as of December 31, 2011 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating leases	$26,666	$5,868	$9,491	$8,187	$3,120

We may be obligated to pay $4.0 million of contingent milestone payments in the future, representing our milestone commitments to BioSpecifics. These contingent milestones relate primarily to filing of regulatory applications and receipt of regulatory approval. Through December 31, 2012, we expect to pay $1.0 million of these contingent milestone payments. Further, we are obligated to pay BioSpecifics 8.5% of all future milestone payments and XIAPEX sales under the Pfizer Agreement, a specified percentage (dependent on indication) of all future milestone payments and XIAFLEX sales under the Asahi Agreement and the Actelion Agreement, and on a country-by-country and product-by-product basis a specified royalty percentage of all other XIAFLEX sales.

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

Revenue Recognition.

Revenue is recognized when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

U.S. product sales-

In the U.S., we sell XIAFLEX and Testim to pharmaceutical wholesalers. Our return policy permits product returns from wholesalers for Testim during a period from six months prior to the product’s expiration date until 12 months subsequent to the expiration date and for XIAFLEX during a period from two months prior to the product’s expiration date until six months subsequent to the expiration date. Accordingly, product revenue is recognized net of estimated product returns based on our historical experience. We accrue the contractual rebates per unit of product for each individual payor plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan’s prescription growth or contraction. In addition, we provide coupons to physicians for use with Testim prescriptions as promotional incentives and we established in September 2011 a co-pay assistance program for XIAFLEX prescriptions. We utilize a contract service provider to process and pay claims to patients for actual coupon usage and co-pay reimbursement applications. As our products become more widely used and as we continue to add managed care and PBMs, actual results may differ from our previous estimates. To date, differences between our estimates and actual experience have not resulted in any material adjustments to our operating results.

We began selling XIAFLEX through a network of wholesalers, specialty distributors and specialty pharmacies in March 2010. As discussed in Note 1 (e) to the consolidated financial statements contained herein, in the first quarter of 2011 we began recognizing revenue for XIAFLEX sales at the time of shipment to these customers. In 2010, we deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. As a result of this change in revenue recognition, net revenues for 2011 include a benefit of $1.8 million (representing revenue previously deferred, net of allowances of $0.1 million) and the net loss for 2011 includes a benefit of $1.7 million, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

Collaboration and out-license agreements-

The collaboration and out-license agreements we have entered into contain multiple elements. We evaluate all deliverables within an arrangement to determine whether or not each deliverable has stand-alone value to our partners. Based on this evaluation, deliverables are separated into units of accounting. Several deliverables may be combined into a single unit of accounting in order to establish stand-alone value. Arrangement consideration is allocated to each unit of accounting based on estimated selling price. For units of accounting for which delivery has been made and there is no further performance obligations, revenue is recognized when the related consideration is fixed and determinable and collectability is reasonably assured. Where we have continuing performance obligations, revenue is recognized over the performance period. In the case of license, development and marketing deliverables, such deliverables are normally combined into a single unit of accounting. The related consideration is recognized as revenue over the term of the arrangement. In addition, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected period of the arrangement during which we have continuing performances obligations. In the case of contingent consideration related to this single unit of accounting, we will record as revenue a cumulative catch-up adjustment on the date the contingent consideration is earned for the period of time since contract commencement through the date the milestone.

Revenue allowances

We record product sales net of the following allowances: (a) prompt payment discounts, (b) fees to wholesalers based on shipment activity under the terms of wholesaler service agreements, (c) product returns, (d) managed care contract rebates and government health plan charge backs, and (e) product coupons. The table below provides the balances of accruals relating to each of these allowances as of December 31, 2011 and 2010.

	December 31,
	2011	2010
	(in thousands)
Accounts receivable reserves:
Prompt pay discounts	$885	$670

Accrued liabilities:
Wholesaler service agreements	3,611	2,521
Product returns	3,612	3,114
Rebates and chargebacks	23,863	12,694
Product coupons and co-pay assistance	908	800

Subtotal	31,994	19,129

Total	$32,879	$19,799

The nature of each of these allowances and the methodology we use to determine the reserve accrual with respect to each allowance are described as follows:

(a)	Prompt pay discounts—Prompt payment discounts are offered to all wholesalers in return for payment within 30 days following the invoice date. Based on historical experience, which indicates that virtually all wholesaler payments reflect a deduction for prompt payment discounts, we record sales net of the discount amount. We adjust the reserve at the end of each reporting period to approximate the percentage discount applicable to the outstanding gross accounts receivable balances.

(b)	Wholesaler service agreements—Under contractual agreements with our wholesalers, we provide a fee for service based on shipment activity. The fee rates are set forth in the individual contracts. We track shipments to each wholesaler every period and accrue a liability relating to the unpaid portion of these fees by applying the contractual rates to such shipments.

(c)	Product returns—Our return policy permits product returns from wholesalers for Testim during a period from six months prior to the product’s expiration date until 12 months subsequent to the expiration date and for XIAFLEX during a period from two months prior to the product’s expiration date until six months subsequent to the expiration date. However, once dispensed, the product may not be returned. In order to estimate product returns, we monitor the remaining shelf life of the product when shipped to customers, actual product returns by individual production batches, NPA data for Testim (representing retail prescription information) obtained from IMS, and estimated inventory levels in the distribution channel. By analyzing these factors, we estimate return rate for product sales that remain subject to return and record a return reserve.

(d)	Rebates and charge-backs—Managed care contract rebates and government health plan charge backs are rebates and payments provided by us under agreements with private and government health plans. We accrue the contractual rebates per unit of product for each individual plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan’s prescription growth or contraction. The accrual is continually validated through the payment process, typically within a three month cycle.

(e)	Product coupons and co-pay assistance—Product coupons are used for Testim promotion. These coupons offer patients the ability to receive free or discounted product through their prescribing physician, to whom we provide an inventory of coupons. In September 2011, we commenced a co-pay assistance program for XIAFLEX. We use a third party administrator who invoices us on a monthly basis for the cost of these programs in the period. Prior to the completion of the financial statements, we generally receive invoices for which the reserve was established. At the end of a reporting period, the accrual for these programs represents these unpaid invoice amounts and an estimate for unexpired Testim coupons (if any) outstanding and co-pay assistance claims in process. We base our estimates on historical redemption rates and data from comparable plans provided by our service provider. We maintain the accrual for unexpired Testim coupons and unprocessed XIAFLEX co-pay claims based on inventory in the distribution channel and the historical coupon usage, and adjust the accrual whenever changes in coupon usage rate occur.

The following table provides a roll-forward of the revenue allowances discussed above, in the aggregate, for the years ended December 31, 2011, 2010 and 2009.

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Beginning balance	$19,799	$16,592	$12,285
Current estimate related to sales in current period	83,537	53,246	42,680
Current estimate related to sales in prior periods	81	(759)	(206)
Actual returns / credits in current period related to sales in current period	(53,949)	(36,916)	(28,564)
Actual returns / credits in current period related to sales in prior period	(16,589)	(12,364)	(9,603)

Ending balance	$32,879	$19,799	$16,592

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

Inventory Valuation.

Inventory is valued using the first-in, first-out method, assuming full absorption of direct and indirect manufacturing costs and normal capacity utilization of our internal manufacturing operations for XIAFLEX. Excess or idle capacity costs, resulting from the plant utilization below normal capacity are recognized as Cost of goods sold in the period incurred. Determination of excess or idle plant costs requires significant judgment in establishing what level of production should be considered normal. Through December 31, 2011, we have not incurred any excess or idle plant costs.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and the effects on the Consolidated Balance Sheets and Consolidated Statements of Income.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments. Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, long-term investments in auction rate securities (“ARS”), accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of three months or less to be cash equivalents.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. The maximum allowable duration of a single issue is two years. Our investment policy permitted us to invest in ARS with maturities of greater than three months, provided that the interest reset and auction date for the ARS is less than three months.

Since February 10, 2008, the auctions for these securities have failed. Since we are unable to predict when the market for these securities will recover, the investments we have in these securities are classified as non-current and are reported as “Long-term investments” at fair value of $2.7 million, which is $0.3 million below cost, in the Consolidated Balance Sheet at December 31, 2011. The decline in value of these investments is recorded as an unrealized loss in accumulated other comprehensive income. Our ability to access in the near term the funds invested in ARS is dependent on the success of future scheduled auctions, finding a buyer outside the auction process or a decision of the issuer of the securities to call the securities. If the uncertainties in the credit and capital market continue, these markets deteriorate further or there are ratings downgrades on any of the ARS we hold, we may be required to recognize an impairment charge to earnings, if the decline in the value of these securities is assessed to be other than temporary.

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash, cash equivalents and short-term investments at December 31, 2011, amounting to approximately $154.3 million, were maintained in bank demand accounts, money market accounts, U.S. government obligations, U.S. government-backed securities and corporate notes. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Auxilium Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Auxilium Pharmaceuticals, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 29, 2012

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$37,535	$128,207
Short-term investments	116,722	0
Accounts receivable, trade	42,742	32,624
Accounts receivable, other	2,398	909
Inventories	53,103	38,800
Prepaid expenses and other current assets	2,643	2,372

Total current assets	255,143	202,912
Property and equipment, net	29,623	29,936
Long-term investments	2,371	2,732
Other assets	13,834	8,324

Total assets	$300,971	$243,904

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,479	$5,085
Accrued expenses	77,620	51,272
Deferred revenue, current portion	7,820	6,828
Deferred rent, current portion	1,153	988

Total current liabilities	91,072	64,173

Deferred revenue, long-term portion	120,117	78,889

Deferred rent, long-term portion	5,384	6,399

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 48,236,137 and 47,904,563 shares at December 31, 2011 and 2010, respectively	482	479
Additional paid-in capital	495,949	472,665
Accumulated deficit	(408,059)	(375,143)
Treasury stock, at cost; 131,591 and 123,539 shares at December 31, 2011 and 2010, respectively	(3,239)	(3,065)
Accumulated other comprehensive loss	(735)	(493)

Total stockholders’ equity	84,398	94,443

Total liabilities and stockholders’ equity	$300,971	$243,904

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net revenues	$264,315	$211,429	$164,039
Operating expenses*:
Cost of goods sold	55,662	49,725	37,077
Research and development	61,948	48,005	51,398
Selling, general and administrative	179,887	164,675	129,181

Total operating expenses	297,497	262,405	217,656

Loss from operations	(33,182)	(50,976)	(53,617)
Interest income	502	167	452
Interest expense	(236)	(422)	(292)

Net loss	$(32,916)	$(51,231)	$(53,457)

Basic and diluted net loss per common share	$(0.69)	$(1.08)	$(1.22)

Weighted average common shares outstanding	47,886,672	47,426,849	43,650,775

* includes the following amounts of stock-based compensation expense:
Cost of goods sold	$65	$155	$0
Research and development	3,184	2,698	5,048
Selling, general and administrative	14,029	15,109	12,852

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Year Ended December 31, 2011

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Accumulated other comprehensive income (loss)	Total
	Shares	Amount			Shares	Cost
Balance, December 31, 2010	47,904,563	$479	$472,665	$(375,143)	123,539	$(3,065)	$(493)	94,443
Net loss				(32,916)				(32,916)
Unrealized loss on investments							(237)	(237)
Foreign currency translation adjustment							(5)	(5)

Total comprehensive loss				(32,916)			(242)	(33,158)
Exercise of common stock options	270,453	3	2,907	0	0	0	0	2,910
Employee Stock Purchase Plan purchases	55,292	1	921	0	0	0	0	922
Payments in common stock	7,205	0	134	0	0	0	0	134
Stock based compensation	1,750	0	19,322	0	0	0	0	19,322
Cancellation of restricted shares	(3,126)	0	0	0	0	0	0	0
Treasury stock acquisition	0	0	0	0	8,052	(174)	0	(174)

Balance, December 31, 2011	48,236,137	$482	$495,949	$(408,059)	131,591	$(3,239)	$(735)	$84,398

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Year Ended December 31, 2010

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Accumulated other comprehensive income (loss)	Total
	Shares	Amount			Shares	Cost
Balance, December 31, 2009	47,317,602	$473	$446,876	$(323,912)	84,373	$(2,137)	$(781)	120,519
Net loss				(51,231)				(51,231)
Unrealized gain on long-term investments							314	314
Foreign currency translation adjustment							(26)	(26)

Total comprehensive loss				(51,231)			288	(50,943)
Cashless exercise of common stock warrants	78,875	1	(1)	0	0	0	0	0
Exercise of common stock options	414,316	4	4,570	0	0	0	0	4,574
Employee Stock Purchase Plan purchases	98,908	1	1,884	0	0	0	0	1,885
Issuance of restricted stock	10,000	0	0	0	0	0	0	0
Cancellation of restricted stock	(21,006)	0	0	0	0	0	0	0
Payments in common stock	5,868	0	143	0	0	0	0	143
Stock based compensation	0	0	19,193	0	0	0	0	19,193
Treasury stock acquisition	0	0	0	0	39,166	(928)	0	(928)

Balance, December 31, 2010	47,904,563	$479	$472,665	$(375,143)	123,539	$(3,065)	$(493)	$94,443

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement- of Stockholders’ Equity and Comprehensive Loss

Year Ended December 31, 2009

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Accumulated other comprehensive income (loss)	Total
	Shares	Amount			Shares	Cost
Balance, December 31, 2008	42,414,136	$424	$307,659	$(270,455)	47,219	$(1,081)	$(1,281)	35,266
Net loss				(53,457)				(53,457)
Unrealized gain on long-term investments							499	499
Foreign currency translation adjustment							1	1

Total comprehensive loss				(53,457)			500	(52,957)
Public offering, net of transaction costs	3,450,000	34	115,746	0	0	0	0	115,780
Cashless exercise of common stock warrants	857,947	9	(9)	0	0	0	0	0
Exercise of common stock options	396,088	4	3,602	0	0	0	0	3,606
Employee Stock Purchase Plan purchases	60,655	1	1,507	0	0	0	0	1,508
Issuance of restricted stock	101,500	1	(1)	0	0	0	0	0
Payments in common stock	5,026	0	154	0	0	0	0	154
Stock based compensation	32,250	0	18,218	0	0	0	0	18,218
Treasury stock acquisition	0	0	0	0	37,154	(1,056)	0	(1,056)

Balance, December 31, 2009	47,317,602	$473	$446,876	$(323,912)	84,373	$(2,137)	$(781)	$120,519

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flow

(In thousands, except share and per share amounts)

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	($32,916)	$(51,231)	$(53,457)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,002	5,905	4,066
Stock-based compensation	17,278	17,962	17,900
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,607)	(13,944)	(2,627)
Increase in inventories	(12,256)	(17,529)	(9,770)
Decrease (increase) in prepaid expenses, other current assets and other assets	(4,926)	1,017	(1,570)
Increase (decrease) in accounts payable and accrued expenses	25,754	(2,411)	10,117
Increase (decrease) in deferred revenue	42,220	11,803	(6,160)
Increase (decrease) in deferred rent	(850)	(462)	139

Net cash provided by (used in) operating activities	30,699	(48,890)	(41,362)

Cash flows from investing activities:
Purchases of property and equipment	(6,644)	(11,228)	(11,421)
Purchases of short-term investments	(156,370)	0	0
Purchases of other assets	(1,900)	0	0
Redemptions of short-term investments	39,372	0	0
Redemptions of long-term investments	400	700	800

Net cash used in investing activities	(125,142)	(10,528)	(10,621)

Cash flows from financing activities:
Proceeds from common stock offerings, net of transaction costs	0	0	115,780
Borrowings under Revolving Line of Credit	0	0	30,000
Payments under Revolving Line of Credit	0	0	(30,000)
Employee Stock Purchase Plan purchases	922	1,885	1,508
Proceeds from exercise of common stock options	2,910	4,574	3,606
Payments in common stock	134	143	154
Purchases of treasury stock	(174)	(928)	(1,056)

Net cash provided by financing activities	3,792	5,674	119,992

Effect of exchange rate changes on cash	(21)	(26)	25

Increase (decrease) in cash and cash equivalents	(90,672)	(53,770)	68,034
Cash and cash equivalents, beginning of period	128,207	181,977	113,943

Cash and cash equivalents, end of period	$37,535	$128,207	$181,977

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

(a) The Company

Auxilium Pharmaceuticals, Inc. along with its subsidiaries, or the Company, is a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences.

The Company currently markets two products: Testim® testosterone gel and XIAFLEX® (collagenase clostridium histolyticum). Testim is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism. Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration. XIAFLEX is a proprietary, injectable collagenase enzyme approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) for the treatment of Dupuytren’s contracture (“Dupuytren’s”) in adult patients with a palpable cord.

Testim is approved in the U.S., Canada and much of Europe. The Company commercializes Testim in the U. S. while Ferring International Center S.A. (“Ferring”) and Paladin Labs Inc. (“Paladin”) market Testim on the Company’s behalf in certain European countries and Canada, respectively.

Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment. The Company launched XIAFLEX for the treatment of Dupuytren’s in the United States in March 2010 and has partnered with Pfizer Inc. (“Pfizer”) for development and commercialization of XIAPEX® (European Union (“EU”) tradename for XIAFLEX) for Dupuytren’s and Peyronie’s disease (“Peyronie’s”) in Europe and certain Eurasian countries. Pfizer received marketing authorization for Dupuytren’s by the European Commission on February 28, 2011 and began sales in the EU in April 2011. The Company partnered with Asahi Kasei Pharma Corporation (“Asahi Kasei”) for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Japan. The Company has also partnered with Actelion Pharmaceuticals Ltd. (“Actelion”) for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Australia, Brazil, Canada and Mexico. The Company is seeking a partner or partners for development and commercialization in the rest of the world.

The Company’s current product pipeline includes:

Phase III:

•	XIAFLEX for the treatment of Peyronie’s

Phase IIa:

•	XIAFLEX for the treatment of Adhesive Capsulitis (“Frozen Shoulder syndrome”)

Phase Ib:

•	XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy (“cellulite”).

In addition to the above, the Company has an exclusive option for the exclusive rights to pursue any additional indications for XIAFLEX (other than dermal formulations labeled for topical administration).

(b) Liquidity

The Company commenced operations in the fourth quarter of 1999. Since inception, it has incurred losses and negative cash flows from operations. The Company has been dependent upon external financing, including primarily private and public sales of securities, to fund operations. As of December 31, 2011, the Company had an accumulated deficit of approximately $408,059,000 and expects to incur additional operating losses.

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

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to current presentation.

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

(d) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, short-term investments, restricted cash deposits and long-term investments are stated at fair value. Due to their short-term maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value.

(e) Revenue Recognition

Net revenues for the three years ended December 31, 2011 comprise the following (in thousands):

	Years ended December 31,
	2011	2010	2009
Testim revenues-
Net U.S. product sales	$205,061	$189,940	$151,939
International product shipments	2,029	2,410	1,962
International contract revenues	813	644	6,570

	207,903	192,994	160,471

XIAFLEX revenues-
Net U.S. product sales	42,205	14,078	0
Revenue recognition change	1,804	0	0
International product shipments	649	0	0
International contract revenues	11,754	4,357	3,568

	56,412	18,435	3,568

Total net revenues	$264,315	$211,429	$164,039

Revenue is recognized when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

U.S. product sales-

In the U.S., XIAFLEX and Testim is sold to pharmaceutical wholesalers. The return policy of the Company permits product returns from wholesalers for Testim during a period from six months prior to the product’s expiration date until 12 months subsequent to the expiration date and for XIAFLEX during a period from two months prior to the product’s expiration date until six months subsequent to the expiration date. Accordingly, product revenue is recognized net of estimated product returns based on our historical experience. The Company accrues the contractual rebates per unit of product for each individual payor plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan’s prescription growth or contraction. In addition, we provide coupons to physicians for use with Testim prescriptions as promotional incentives and we established in September 2011 a co-pay assistance program for XIAFLEX prescriptions. A contract service provider is utilized to process and pay claims to patients for actual coupon usage. As products of the Company become more widely used and as the Company continues to add managed care and PBMs, actual results may differ from our previous estimates. To date, differences between Company estimates and actual experience have not resulted in any material adjustments to our operating results.

In the first quarter of 2011, the Company began recognizing revenue at the time of shipment of XIAFLEX to its U.S. customers. Since the Company could not initially assess the flow of XIAFLEX through its distribution channel as it was new to the marketplace, during 2010 the recognition of revenue, and related product costs, of XIAFLEX product shipments was deferred until the product was shipped to physicians for administration to patients. As a result of this change in revenue recognition, net revenues for 2011 include a benefit of $1,804,000 (representing revenue previously deferred, net of allowances of $59,000) and the net loss for 2011 includes a benefit of $1,743,000, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

Collaboration and out-license agreements-

International contract revenues shown in the above table represent the amortization of deferred up-front, milestone payments and royalty payments previously received under the collaboration and out-licensing agreements. These agreements contain multiple elements. The Company evaluates all deliverables within an arrangement to determine whether or not each deliverable has stand-alone value to our partners. Based on this evaluation, deliverables are separated into units of accounting. Several deliverables may be combined into a single unit of accounting in order to establish stand-alone value. Arrangement consideration is allocated to each unit of accounting based on estimated selling price. For units of accounting for which delivery has been made and there is no further performance obligations, revenue is recognized when the related consideration is fixed and determinable and collectability is reasonably assured. Where we have continuing performance obligations, revenue is recognized over the performance period. In the case of license, development and marketing deliverables, such deliverables are normally combined into a single unit of accounting. The related consideration is recognized as revenue over the term of the arrangement. In addition, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected period of the arrangement during which we have continuing performances obligations. In the case of contingent consideration related to this single unit of accounting, we will record as revenue a cumulative catch-up adjustment on the date the contingent consideration is earned for the period of time since contract commencement through the date the milestone.

Customer concentration-

The following individual customers each accounted for at least 10% of total product shipments for any of the respective periods:

	Years Ended December 31,
	2011	2010	2009
AmerisourceBergen Corporation	23%	20%	18%
Cardinal Health, Inc.	35%	37%	41%
McKesson Corporaton	33%	35%	37%

	91%	92%	96%

(f) Cash Equivalents, Short-term and Long-term Investments

Investments classified as Cash equivalents, Short-term investments and Long-term investments are considered to be “available for sale”. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. These investments are carried at fair value and unrealized gains and losses on them are recorded as a separate component of Stockholders’ equity in Accumulated other comprehensive loss. All realized gains and losses on these investments are recognized in results of operations.

(g) Accounts Receivable

Accounts receivable, trade consist of amounts due from wholesalers for the purchase of Testim and XIAFLEX. Ongoing credit evaluations of customers are performed and collateral is generally not required.

Accounts receivable, trade are net of allowances for cash discounts, actual returns and bad debts of $913,000 and $725,000 at December 31, 2011 and 2010, respectively.

The following individual customers each accounted for at least 10% of accounts receivable, trade on either of the respective dates:

	December 31,
	2011	2010
AmerisourceBergen Corporation	13%	14%
Cardinal Health, Inc.	28%	34%
McKesson Corporaton	33%	33%

	74%	81%

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

(k) Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2011, the Company has not revised the remaining useful lives of any significant assets.

Included in Other assets as of December 31, 2011 and 2010 is the unamortized balance of the license agreement payment to BioSpecifics Technologies Corp (“BioSpecifics”), associated with the up-front and milestone payments received under the out-licensing agreements with Pfizer and Asahi Kasei (see Note 8). These payments are being amortized over the estimated life of the related agreement.

(l) Research and Development Costs

Research and development costs include salaries and related expenses for development personnel and fees and costs paid to external service providers. For 2011 and 2010, these costs also include certain costs of operation of the Horsham manufacturing facilities for development of a larger scale manufacturing process and other projects, and, for 2009, the costs of operation of the Horsham manufacturing facilities prior to the commencement of commercial production of XIAFLEX in the fourth quarter of 2009. Costs of external service providers include both clinical trial costs and the costs associated with non-clinical support activities such as toxicology testing, manufacturing process development and regulatory affairs. External service providers include contract research organizations, contract manufacturers, toxicology laboratories, physician investigators and academic collaborators. Research and development costs, including the cost of product licenses prior to regulatory approval, are charged to expense as incurred.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(32,916)	$(51,231)	$(53,457)

Denominator:
Weighted-average common shares outstanding	47,913,012	47,523,413	43,836,887
Less: Weighted-average unvested restricted common shares subject to forfeiture	26,340	96,564	186,112

Shares used in calculating net loss applicable to common stockholders per share	47,886,672	47,426,849	43,650,775

Basic and diluted net loss per common share	$(0.69)	$(1.08)	$(1.22)

Diluted net loss per common share is computed giving effect to all dilutive potential common stock, including options, and warrants. Diluted net loss per common share for all periods presented is the same as basic net loss per common share because the potential common stock is anti-dilutive. Anti-dilutive common shares not included in diluted net loss per common share are summarized as follows:

	December 31,
	2011	2010	2009
Common stock options	7,262,718	6,136,249	5,359,110
Restricted common stock	13,752	50,828	168,500
Restricted stock units	63,686	0	0
Warrants	0	0	102,524

	7,340,156	6,187,077	5,630,134

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

(r) Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are charged to expense as incurred. Advertising expenses for the years ended December 31, 2011, 2010 and 2009 were $17,669,000, $14,568,000 and $229,000, respectively.

(s) New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) that revises the authoritative guidance for revenue arrangements with multiple deliverables that contain more than one unit of accounting. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. As required, the Company adopted this guidance on a prospective basis effective January 1, 2011. Application of this new guidance did not have a material effect on the Company’s results on operation for the year ended December 31, 2011, as compared to the corresponding prior year periods.

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

As of December 31, 2011, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$37,535	$37,535	$0	$0
Short-term investments	116,722	24,156	92,566	0
Long-term investments:
Auction rate securities	2,371	0	0	2,371

Total financial assets	$156,628	$94,937	$92,566	$2,371

	December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$128,207	$128,207	$0	$0
Long-term investments:
Auction rate securities	2,732	0	0	2,732

Total financial assets	$130,939	$128,207	$0	$2,732

Fair value for Level 1 is based on quoted market prices. Fair value for Level 2 is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Inputs are obtained from various sources including market participants, dealers and brokers. The securities classified as Level 3 are auction rate securities that are not actively traded. The fair value of these securities is based on a discounted cash flow model which incorporated a discount period, coupon rate, liquidity discount and coupon history. In determining the fair value of the auction rate securities, the Company also considered the rating of the securities by investment rating agencies and whether the securities were backed by the United States government.

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the years ended December 31, 2011 and 2010 (in thousands):

	Year ended December 31,
Long -term investments	2011	2010
Beginning balance	$2,732	$3,118
Transfers into Level 3	0	0
Redemption of securities by issurer	(400)	(700)
Unrealized gain- included in other comprehensive income	39	314

Ending balance	$2,371	$2,732

(4) Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2011 and 2010, the composition and duration of cash, cash equivalents and short-term investments was as follows (in thousands):

	December 31, 2011
	Fair value	Duration of one year or less	Duration of one year to two years
Cash and cash equivalents:
Demand deposits	$2,416	$2,416	$0
Money market accounts	35,119	35,119	0

	$37,535	$37,535	$0

Short-term investments:
U.S. Treasury securities	24,155	24,155	0
Commercial paper	26,364	26,364	0
Corporate notes	16,481	7,746	8,735
U.S. government agency obligations	49,722	42,469	7,253

	$116,722	$50,215	$15,988

	December 31, 2010
	Fair value	Duration of one year or less	Duration of one year to two years
Cash and cash equivalents
Demand deposits	$1,116	$1,116	$0
Money market accounts	125,191	125,191	0
Bank certificate of deposit	1,900	1,900	0

	$128,207	$128,207	$0

Short-term investments	$0	$0	$0

The Company considers its short-term investments to be “available for sale” and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at December 31, 2011 and 2010 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $276,000 and zero as of December 31, 2011 and 2010.

(5) Inventories

Inventories consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Raw materials	$7,773	$7,163
Work-in-process	34,688	22,044
Finished goods	10,642	9,593

	$53,103	$38,800

Inventories at December 31, 2011 and 2010 are net of a $1,066,000 and $3,900,000 reserve, respectively, for packaged XIAFLEX inventory that may expire prior to its expected sale date. The reduction in this reserve during 2011 reflects the physical scrapping of expired finished goods inventory.

(6) Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated useful life	December 31,
		2011	2010
Office furniture, computer equipment and software	3 to 5 years	$18,172	$11,795
Manufacturing equipment	3 to 10 years	5,894	5,283
Laboratory equipment	7 years	7,206	4,754
Leasehold improvements	lease term	17,079	15,386

		48,351	37,218
Less accumulated depreciation and amortization		(21,667)	(14,710)

		26,684	22,508
Construction-in-progress		2,939	7,428

		$29,623	$29,936

Depreciation expense was $6,957,000, $5,304,000 and $3,733,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

(7) Long-term Investments

Long-term investments at December 31, 2011 and 2010 consist of auction-rate securities (“ARS”) with original maturities ranging up to 40 years. ARS have interest reset dates of 28 or 35 days. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be sold. Since February 2008, the auctions for these securities have failed. Since the Company is unable to predict when the market for these securities will recover, these investments are classified as long-term. These investments are carried at fair value which is below cost. The unrealized loss on these investments at December 31, 2011 and 2010 is included in Accumulated other comprehensive loss since the Company concluded that such losses are temporary in nature.

(8) Collaboration and License Agreements

(a) BioSpecifics

In June 2004, the Company entered into a development and license agreement with BioSpecifics and amended such agreement in May 2005, December 2005, December 2008 and August 2011 (the “BioSpecifics Agreement”). As a result of the August 2011 amendment, the Company and BioSpecifics announced dismissal of all pending litigation and plans to develop additional indications using XIAFLEX. Under the BioSpecifics Agreement, the Company was granted exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ enzyme XIAFLEX. The Company’s licensed rights concern the development and commercialization of products, other than dermal formulations labeled for topical administration , and currently, the Company’s licensed rights cover the indications of Dupuytren’s, Peyronie’s, Frozen Shoulder syndrome and, upon our optional payment of $500,000 to BioSpecifics, cellulite. The Company may further expand the BioSpecifics Agreement, at its option, to cover other indications as they are developed by the Company or BioSpecifics.

The BioSpecifics Agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. Either Party may terminate the BioSpecifics Agreement as a result of the other party’s breach or bankruptcy. The Company may terminate the BioSpecifics Agreement with 90 days written notice.

The Company is responsible, at our own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products.

The Company must pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage of net sales for products covered by the BioSpecifics Agreement. This royalty applies to net sales of the Company or our sublicensees, including Asahi Kasei and Pfizer. Under the December 2008 amendment to our license with BioSpecifics, which became effective when we executed the agreement with Pfizer, we have paid BioSpecifics 8.5% of the up-front and regulatory milestone payments received from Pfizer. We will also owe BioSpecifics 8.5% of any future regulatory or commercial milestone payments received from Pfizer. In addition, we have paid BioSpecifics 5.0% of the up-front payment we received from Asahi Kasei during 2011 and we will owe BioSpecifics a specified percentage, dependent on the licensed indication, of any future regulatory or commercial milestone payments received from Asahi Kasei. In addition, the Company must pay BioSpecifics an amount equal to a specified mark-up of the cost of goods sold for products sold by the Company or its sublicensees, including Pfizer and Asahi Kasei.

Royalties paid to BioSpecifics on the up-front and milestones payments received under the Asahi Agreement and the Pfizer Agreement (both described below) are being amortized on a straight-line basis to Cost of goods sold over the estimated life of each respective contract. When contingent milestones are earned, the Company records as Cost of goods sold a cumulative catch-up adjustment for the amount payable to BioSpecifics on the date each milestone is earned for the period of time since contract commencement through the date the milestone. At December 31, 2011 and 2010, the unamortized balance of $10,463,000 and $6,933,000, respectively, is included in Other assets.

Finally, the Company is obligated to make contingent milestone payments upon the filing of regulatory applications and receipt of regulatory approval. As a result of the U.S. approval of XIAFLEX for Dupuytren’s on February 2, 2010, we paid BioSpecifics $1,000,000 which was recorded as research and development expense. Additional contingent milestones payments that the Company may be obligated to pay BioSpecifics for product currently in development amount to $4,000,000. Further, the exercised indication fee for each additional medical indication, including cellulite, is $500,000.

(b) Asahi Kasei

In March 2011, the Company entered into a development, commercialization and supply agreement with Asahi Kasei Pharma Corporation (“Asahi Kasei”) (the “Asahi Agreement”). Under the Asahi Agreement, the Company granted Asahi Kasei the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren’s and Peyronie’s in Japan. Asahi Kasei also was granted the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in Japan during the term of the Agreement. In addition to an up-front payment of $15,000,000 that the Company received in March 2011, Asahi Kasei may make up to $247,000,000 in potential payments, with $37,000,000 tied to development and regulatory milestones and $210,000,000 in milestones based on achievement of aggregate annual net sales thresholds. Further, the Agreement provides for quarterly royalty payments based on a specified percentage of net sales of XIAFLEX in Japan. This royalty percentage increases upon the achievement of a specified threshold of aggregate annual net sales of XIAFLEX and decreases if a generic to XIAFLEX is marketed in Japan.

Under the Asahi Agreement, Asahi Kasei will be responsible for the all clinical development, regulatory and commercialization activities for the Japanese market and the Company will be reimbursed for all costs it may incur in connection with these activities. The Company will be responsible for all clinical and commercial manufacturing and supply of XIAFLEX for the Japanese market. Subject to each party’s termination rights, the term of the Asahi Agreement extends on a product-by-product basis from the date of the agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent, (ii) the 15th anniversary of the first commercial sale of the product, or (iii) the entry of a generic to XIAFLEX in the Japanese market.

For accounting purposes, the Company has determined that the Asahi Agreement includes multiple deliverables, including development and commercialization rights and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Asahi Agreement meets the criteria for separation. Therefore, it is being treated as a single unit of accounting and, accordingly, the associated royalties on net sales of the product will be recognized as revenue when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements does not have stand-alone value to Asahi Kasei. The up-front payment of $15,000,000 received from Asahi Kasei and all potential future milestone payments are considered to relate to this one combined unit of accounting and will be amortized to revenue on a straight-line basis over the estimated life of the Asahi Agreement, which is estimated to be 20 years. When future milestones are earned, the Company will record as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date the milestone. The resulting amortization of the up-front payment received from Asahi Kasei included in Net revenues for the year ended December 31, 2011 was $563,000.

The Company paid BioSpecifics $750,000 for its share of the up-front payment received from Asahi Kasei.

(c) Pfizer

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

Pfizer is required to obtain XIAPEX exclusively from us. We were primarily responsible for development activities prior to granting of product approval, and Pfizer has been primarily responsible for development activities in the Pfizer Territory since approval. We control product development at all times outside of the Pfizer Territory. Pfizer is responsible for preparation of regulatory materials necessary for obtaining and maintaining regulatory approvals in the Pfizer Territory, and Pfizer is responsible for regulatory costs associated with product approval in the Pfizer Territory. Pfizer is solely responsible for commercializing XIAPEX in the Pfizer Territory during the term of the Pfizer Agreement and is solely responsible for costs associated with commercializing XIAPEX in the Pfizer Territory.

Either party may terminate the Pfizer Agreement as a result of the other party’s breach or bankruptcy. Pfizer may terminate the Pfizer Agreement at will; provided that, during a specified period, such termination right is subject to the occurrence of certain specified events relating to the product, product development and regulatory approval.

For accounting purposes, the Company has determined that the Pfizer agreement includes multiple deliverables, including development and commercialization rights and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Pfizer agreement meets the criteria for separation. Therefore, it is being treated as a single unit of accounting and, accordingly, the associated royalties on net sales of the product are being recognized as revenue when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements does not have stand-alone value to Pfizer. The up-front payment of $75,000,000 under the Pfizer Agreement, the milestones earned through December 31, 2011which amounted to $60,000,000, and all potential future milestone payments, are considered to relate to this one combined unit of accounting and will be amortized to revenue on a straight-line basis over the estimated life of the Pfizer agreement, which is estimated to be 20 years. When milestones are earned, the Company records as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date the milestone. Pfizer may make up to $350,000,000 in potential future payments upon the achievement of certain specified additional regulatory and commercial milestones for XIAFLEX. In addition, while development costs will be paid by the Party incurring such costs, Pfizer may, on an indication-by-indication basis, recoup its fifty percent (50%) share of such pre-approval territory specific development costs by means of an off-set against the milestone payment due upon first commercial sale for such indication.

For purposes of recording deferred revenue, the $75,000,000 up-front payment from Pfizer received in December 2008 was reduced by initial transaction costs of $3,656,000 and the $30,000,000 milestone earned in April 2011 was reduced by certain development and regulatory costs of $3,909,000 that Pfizer was contractually allowed to recoup upon achievement of the milestone. The resulting amortization of the up-front and milestone payments received from Pfizer Agreement for the years ended December 31, 2011, 2010 and 2009 were as follows $11,191,000 (including $4,810,000 of cumulative catch-up adjustments), $4,356,000 and $3,568,000, respectively.

Through December 31, 2011, the Company has paid BioSpecifics a total of $11,475,000 for its share of the up-front and milestones payments received from Pfizer.

(d) FCB

In May 2000, Bentley Pharmaceuticals, Inc. (“Bentley”) granted the Company an exclusive, worldwide, royalty-bearing license to make and sell products incorporating its patented transdermal gel formulation technology that contains testosterone (the “May 2000 License”). The Company produces Testim under the May 2000 License. The term of the May 2000 License is determined on a country-by-country basis and extends until the later of patent right expiration in a country or 10 years from the date of first commercial sale. Under this agreement, the Company was required to make up-front and milestone payments upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval. In June 2008, CPEX Pharmaceuticals, Inc. (“CPEX”) was spun out of Bentley and became the assignee of certain Bentley assets, including the license agreement governing the May 2000 License and patents we licensed under that agreement. In April 2011, CPEX was acquired by FCB I Holdings Inc. (“FCB”), a newly formed company which is controlled by Footstar Corporation, and the licensed patents were assigned to FCB. The rights and obligations under the license agreement described above inure to FCB and continue to be effective, as will our rights and obligations thereunder.

(e) Ipsen

The Company entered into a license and distribution agreement with Ipsen in March 2004 which granted Ipsen an exclusive license to use and sell Testim on a worldwide basis outside the U.S., Canada, Mexico, and Japan, and in January 2008, we amended that agreement to exclude, in addition, China, Poland, Russia, and South Korea and their territories and possessions.

In November 2008, the Company agreed with Ipsen to terminate its distribution agreement for Testim and transfer the marketing authorizations required to promote and sell Testim in the territory to Ferring. The transfer of the marketing authorizations for the 15 countries previously held by Ipsen (Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden and the U.K.) was completed in late 2009. Under the termination agreement, the Company paid Ipsen $750,000 in 2008 and has made additional payments in 2009 to Ipsen of $1,750,000 upon transfer of the marketing authorizations. The remaining balance of deferred revenue associated with the Ipsen agreement was recognized as revenue over the life of the termination agreement. The amount of Ipsen contract revenue included in Net revenues for the year ended December 31, 2009 amounted to $6,365,000.

(f) Ferring

In November 2008, the Company entered into a distribution and license agreement with Ferring. Pursuant to the agreement, the Company appointed Ferring as its exclusive distributor of Testim in certain European countries. The Company also granted Ferring an exclusive, royalty-bearing license to import, market, sell and distribute Testim in these countries. The exclusive appointment and license commenced on a country-by-country basis upon the transfer of the relevant marketing authorizations from Ipsen. Ferring is required to purchase all Testim supply from us and to make certain sales milestone and royalty payments. In addition, Ferring made to the Company up-front payment and milestone payments upon the transfer to it of the marketing authorizations in each European country within the territory which totaled $6,200,000. These payments were deferred and, commencing in July 2009, are being recognized as revenue on a straight-line basis over the contract term which is estimated to be 120 months. The resulting amortization included in Net revenues for years ended December 31, 2011, 2010 and 2009 was $782,000, $613,000 and $174,000, respectively.

(g) Paladin

The Company entered into a license and distribution agreement with Paladin in December 2006. We granted Paladin an exclusive license to use and sell Testim in Canada. The terms of this agreement require Paladin to purchase all Testim supply from the Company. Paladin made up-front payments amounting to $500,000 upon contract signing and is required to make milestone and royalty payments. The up-front payments received from Paladin are being recognized as revenue on a straight-line basis over the contract term which is estimated to be 192 months. When earned by us in future periods, additional milestone payments achieved will be amortized over the remaining estimated of the contract. The resulting amortization included in Net revenues for years ended December 31, 2011, 2010 and 2009 amounted to $31,000, $31,000 and $31,000, respectively.

(9) Revolving Credit Agreement

In August 2011, the $30,000,000 revolving credit agreement with Silicon Valley Bank (SVB) expired under its terms. Under this agreement, the Company had drawn a letter of credit for $1,900,000 which was issued as a security deposit to the landlord of the Company’s manufacturing facility in Horsham, Pennsylvania. In order to maintain the letter of credit on expiration of the revolving credit agreement, the Company established and maintains a bank deposit with SVB of equal amount. This $1,900,000 bank deposit is included in other long-term assets at December 31, 2011.

(10) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Payroll and related expenses	$15,662	$11,538
Royalty expenses	9,599	6,457
Research and development expenses	2,594	2,982
Sales and marketing expenses	11,643	7,359
Rebates, discounts and returns accrual	31,994	19,129
Other	6,128	3,807

	$77,620	$51,272

(11) Commitments and Contingencies

(a) Leases

The Company leases its main office space and its Horsham, Pennsylvania manufacturing facility under noncancellable operating leases that expire in 2013 and 2017, respectively. Supporting warehouse, laboratory and office space in Horsham are also leased under noncancellable operating leases that will expire in 2017 and 2022, respectively. These leases include periods of free rent and escalating minimum rent payments, and provide allowances to improve the leased facility and other lease incentives. The Company records rent expense for the minimum lease payments on a straight-line basis over the noncancellable lease term. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life of the improvements or the remaining life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The Company also leases office equipment and automobiles. Rent expense was $4,924,000, $4,845,000 and $4,154,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

The lease agreement for the manufacturing facility in Horsham, Pennsylvania has an initial term ending January 1, 2017 and may be extended for two consecutive five-year periods. The Company maintains a bank letter of credit in the amount of $1,900,000 as a security deposit for this lease which is currently collateralized by a bank deposit of equal amount. This $1,900,000 bank deposit is included in other long-term assets at December 31, 2011.

Future minimum lease payments under noncancellable operating leases for manufacturing facilities, office space, equipment and automobiles as of December 31, 2011 are as follows:

January 1, 2012 to December 31, 2012	$5,868,000
January 1, 2013 to December 31, 2013	$5,451,000
January 1, 2014 to December 31, 2014	$4,040,000
January 1, 2015 to December 31, 2015	$4,090,000
January 1, 2016 to December 31, 2016	$4,097,000
January 1, 2017 and thereafter	$3,120,000

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

The Company has qualified Contract Pharmaceuticals Limited Canada (“CPL”) as a back-up supplier

On June 26, 2008, the Company entered into a supply agreement with Jubilant HollisterStier Laboratories LLC (“JHS”), pursuant to which JHS fills and lyophilizes the XIAFLEX bulk drug substance manufactured by the Company and produces sterile diluent. The agreement sets forth specifications, specific services, timelines, pricing, and responsibilities of the parties. It was effective for an initial term of three years and is automatically renewed thereafter for subsequent two year terms, unless or until either party provides notification prior to expiration of the then current term of the contract.

The Company is required to purchase a specified percentage of its total forecasted volume of XIAFLEX from JHS each year. This purchase obligation is only relieved in the event that JHS is not able to supply XIAFLEX within the timeframe established under such forecasts. In the event the Company does not order forecasted batches, it is responsible for the aggregate amounts of components and raw materials purchased by JHS to manufacture XIAFLEX for the first twelve (12) months in each forecast, unless JHS is unable to supply XIAFLEX in a timely manner. The Supply Agreement provides for cross-indemnification of the parties with JHS’s indemnification obligation to the Company for third party claims being limited to $5 million.

(c) Litigation

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

(12) Income Taxes

The components of the net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2011	2010
Gross deferred tax assets-
Net operating losses	$56,676	$58,526
Orphan Drug Credit	45,429	35,014
Research and development credit	1,103	1,103
Depreciation and amortization	—	79
Accruals and reserves	17,935	13,087
Deferred revenue	28,235	25,703
Stock compensation	20,008	15,509
Other temporary differences	686	244

	170,072	149,265
Gross deferred tax liabilities- Depreciation and amortization	(2,835)	0
Deferred tax assets valuation allowance	(167,237)	(149,265)

Net deferred tax asset	$0	$0

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences, representing net future deductible amounts, become deductible. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2011 and 2010. The increase in valuation allowance at December 31, 2011 compared to the balance at December 31, 2010 related primarily to additional Orphan Drug Credit generated by the Company in 2011, along with the additional net operating loss incurred.

At December 31, 2011, the Company had Federal tax return net operating loss carryforwards of approximately $198,559,000 which will expire in 2021 through 2030, if not utilized, and of which $38,727,000 is a result of windfall stock compensation deductions. The recorded deferred tax asset for net operating losses shown in the above table is net of these windfall stock compensation deductions which, when realized, will be recorded directly to Additional paid-in capital. The Federal Orphan Drug and research and development credits of at December 31, 2011 shown in the above table will expire in 2020 through 2031, if not utilized.

In addition, the Company had overall state tax return net operating loss carryforwards of approximately $154,339,000, of which $88,336,000 relate to Pennsylvania, which expires in 2012 through 2031 if not utilized. Future utilization of Pennsylvania net operating loss carryforwards is limited to the greatest of 20% of Pennsylvania taxable income or $3.0 million per year.

The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards. Generally, a change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company’s ability to utilize its carryforwards from the tax periods prior to the ownership change.

The Company has conducted a study to determine whether it has experienced any ownership changes, as defined by the Act. As a result of the study, the Company has concluded that it has undergone multiple ownership changes in previous years. Accordingly, the Company’s ability to utilize the aforementioned carryforwards will be limited on an annual basis. The Company believes that such limitations may result in approximately $10,700,000 and $9,400,000 of Federal and state net operating loss carryforwards, respectively, expiring prior to utilization. Additionally, the Company believes $521,000 of its Federal research and development credits will be limited.

The Company and its subsidiaries file income tax returns in the U.S., local tax jurisdictions in the U.S. and the U.K. Presently, the Company has not been contacted by the Internal Revenue Service or any state tax jurisdictions for examination of its income tax returns for open periods. As the Company has generated losses for each tax year since inception (except for 2009 and 2011), all of its prior tax years are open to examination.

As of December 31, 2011, the total amount of gross unrecognized tax benefits was $3,372,000. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2011 is $0. Any increase or decrease to the gross unrecognized tax benefit would result in a corresponding increase or decrease to the valuation allowance against deferred tax assets.

Unrecognized tax benefits for the years ended December 31, 2011 and 2010 were (in thousands):

	2011	2010
Unrecognized Tax benefits beginning of year	$3,196	$0
Gross change for current year positions	75	0
Increase for prior period positions	101	3,196
Decrease for prior period positions	0	0
Decrease due to settlements and payments	0	0
Decrease due to statute expirations	0	0

Unrecognized tax benefits end of year	$3,372	$3,196

There were no unrecognized tax benefits for the years prior to 2010. The Company does not believe the total amount of unrecognized tax benefits will increase or decrease significantly over the next twelve months.

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

(14) Employee Stock Benefit Plans

(a) Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan (“ESPP”), as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. In June 2010, the stockholders authorized the increase of shares authorized for issuance under ESPP by 500,000 shares from 300,000 shares to 800,000 shares. Employees may contribute up to 10% of their compensation to the ESPP. The purchase price is 85% of the fair value per share of common stock on the date the purchase period begins or the date on which the purchase period ends, whichever is lower. The ESPP restricts the maximum number of shares that an employee may purchase to 15,000 shares during each semi-annual purchase period and to $25,000 worth of common stock during each year. In June 2009, December 2009, June 2010,

December 2010 June 2011 and January 2012, employees purchased 29,546, 31,109, 54,210, 44,698, 55,292 and 47,210 shares of common stock at a price of $24.2080, $25.4830, $19.9750, $17.9350, $16.66 and $16.8215 per share, respectively. As of January 3, 2012, there were 383,958 shares available for future grant under the ESPP.

(b) Stock Options and Stock Awards

Under the Company’s 2004 Equity Compensation Plan, amended and restated December 1, 2009, (the “2004 Plan”), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and service providers. In June 2011, the stockholders approved the increase of shares authorized for issuance under the 2004 Plan to 14,400,000. The Compensation Committee of the Board of Directors (the “Compensation Committee”) administers the 2004 Plan and has delegated to each of the Company’s Chief Executive Officer and Chief Financial Officer the authority to grant stock options to newly hired employees and promoted employees below the Vice President level within specified parameters. The members of the Board of Directors may annually elect to receive all, or a designated portion, of their fees in the form of common stock instead of cash. The shares issued pursuant to such elections by Board members are issued under the 2004 Plan. During the years ended December 31, 2011, 2010 and 2009, such issuances amounted to 7,205, 5,868 and 5,026 shares having an aggregate fair value of $134,000, $143,000 and $154,000, respectively, on the dates of issuance. Otherwise, the Company has, to date, granted only nonqualified stock options and restricted stock awards under the 2004 Plan. Stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, and generally have a ten-year contractual term and vest no later than four years from the date of grant (with some providing for automatic vesting upon a change of control of the Company). The Company issues new shares of common stock upon exercise of stock options. At December 31, 2011, there were 3,541,968 shares available for future grants under the 2004 Plan.

(c) General Stock Option Information

The following tables summarize stock option activity for the three years ended December 31, 2011:

	Years Ended December 31,
	2011	2010	2009
Options outstanding:
Outstanding at beginning of period	6,136,249	5,359,110	4,425,624
Granted	2,157,689	1,843,609	1,592,547
Exercised	(270,453)	(414,316)	(396,088)
Cancelled	(760,767)	(652,154)	(262,973)

Outstanding at end of period	7,262,718	6,136,249	5,359,110

Exercisable at end of period	3,873,844	2,930,866	2,177,464

Weighted average exercise prices:
Outstanding at beginning of period	$23.46	$21.16	$17.67
Granted	20.07	29.34	28.21
Exercised	10.76	11.04	9.10
Cancelled	27.18	29.16	23.30
Outstanding at end of period	22.53	23.46	21.16
Exercisable at end of period	21.34	17.88	14.75

During the year ended December 31, 2011, the Company granted standard non-qualified stock options to employees and directors to purchase shares of the Company’s common stock pursuant to the 2004 Plan. The options expire ten years from date of grant and their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted. The standard non-qualified stock options granted to employees vest no later than four years from the grant date, assuming continued employment of the grantee.

Of the options cancelled during 2011, 581,616 represented unvested options forfeited with an average exercise price of $26.64 and 179,151 represented vested options cancelled with a weighted average exercise price of $28.95. The aggregate intrinsic value of options outstanding and of exercisable options as of December 31, 2011 was $18,845,000 and $16,455,000, respectively. These aggregate intrinsic values represent the total pretax intrinsic value, based on the Company’s stock closing price of $19.93 as of December 31, 2011, that would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised in 2011, 2010 and 2009 was $2,368,000, $8,096,000 and $8,389,000, respectively. As of December 31, 2011, the weighted average remaining contractual life of outstanding options and of exercisable options was 5.91 and 4.13 years, respectively.

The total number of in-the-money options exercisable as of December 31, 2011 was 1,555,595.

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

(d) Stock Award Information

During 2011, the Company granted performance-based restricted stock awards to certain officers. A total of 122,500 shares of restricted stock were subject to these awards and the amount of restricted stock ultimately earned (subject to vesting) was based on U.S. net sales of XIAFLEX in the year ending December 31, 2011. All of these awards have been cancelled.

In addition, during 2011 the Company granted 73,453 restricted share units to certain employees. Of these restricted share units, 1,750 units vested immediately upon issuance, another 1,750 vest upon the one year anniversary of the grant date, and the remainder vest ratably over four years at one year intervals from the grant date, assuming continued employment of the grantee. Upon vesting, each restricted share unit is converted into one share of the common stock of the Company. Through December 31, 2011, 8,037 of these restricted share units have been cancelled.

During 2009, the Company also issued to certain officers and other employees 32,250 shares of common stock having a grant date fair value of $30.00 per share, or $967,500 in the aggregate.

(e) Restricted Stock Information

In 2009, the Company granted 79,500 shares of performance-based restricted common stock to certain officers. On February 28, 2010, 70,998 of these restricted common shares were earned under the performance criteria, and 23,666 shares of these shares vested immediately, 25,420 shares vested in 2011 and 6,252 vested in early 2012. The remaining 15,630 shares have been cancelled in connection with the termination of certain officers of the Company.

The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted common stock activity for the three years ended December 31, 2011:

	2011	2010	2009
Nonvested shares:
At beginning of period	50,828	168,500	142,000
Granted	0	10,000	101,500
Vested	(33,950)	(106,666)	(75,000)
Cancelled	(3,126)	(21,006)	0

At end of period	13,752	50,828	168,500

Weighted average grant date fair value:
At beginning of period	$26.21	$17.87	$8.07
Granted	0	25.90	29.88
Vested	25.91	12.56	15.57
Cancelled	28.50	28.50	0
At end of period	27.08	26.21	17.87

(f) Valuation and Expense Information

Total stock-based compensation expense recorded for the year ended December 31, 2011, 2010 and 2009 amounted to $17,278,000, $17,962,000 (including the expense resulting from the stock award modification discussed below) and $17,900,000, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $3,593,000 and $1,549,000 at December 31, 2011 and 2010, respectively.

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

	Year Ended December 31,
	2011	2010	2009
Weighted average assumptions:
Expected life of options (in years)	6.28	6.20	6.17
Risk-free interest rate	2.00%	2.62%	2.52%
Expected volatility	50.68%	50.08%	50.26%
Expected dividend yield	0.00%	0.00%	0.00%

The weighted-average grant date fair value of the options issued in 2011, 2010 and 2009 was $10.20, $14.95 and $14.33, respectively. As of December 31, 2011, there was approximately $25,384,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.63 years. Future grants will add to this total, whereas future amortization and the vesting of existing grants will reduce this total.

(15) Unaudited Quarterly Financial Information (in thousands, except share and per share amounts):

	2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$58,369	$65,937	$66,731	$73,278
Cost of goods sold*	11,252	14,379	13,527	16,503
Research and development expenses*	15,754	13,315	14,161	18,718
Selling, general and administrative expenses*	43,159	43,368	43,262	50,099
Loss from operations	(11,796)	(5,125)	(4,219)	(12,042)
Net loss	(11,846)	(5,149)	(4,058)	(11,864)
Basic and diluted net loss per common share (1)	(0.25)	(0.11)	(0.08)	(0.25)
Weighted average basic and diluted common shares outsanding	47,765,384	47,830,131	47,933,447	47,999,462
*includes the following amounts of stock-based compensation expense:
Cost of goods sold	$13	$14	$15	$23
Research and development	803	767	836	778
Selling, general and administrative	3,528	3,174	2,989	4,338

	2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$45,480	$50,487	$53,633	$61,830
Cost of goods sold*	9,451	11,537	11,573	17,165
Research and development expenses*	8,579	11,142	14,429	13,954
Selling, general and administrative expenses*	36,103	41,228	40,337	47,008
Loss from operations	(8,553)	(13,420)	(12,706)	(16,297)
Net loss	(8,609)	(13,471)	(12,754)	(16,396)
Basic and diluted net loss per common share (1)	(0.18)	(0.28)	(0.27)	(0.34)
Weighted average basic and diluted common shares outsanding	47,131,289	47,327,751	47,592,975	47,666,406
*includes the following amounts of stock-based compensation expense:
Cost of goods sold	$0	$3	$7	$146
Research and development	553	804	58	1,283
Selling, general and administrative	3,237	3,825	3,427	4,620

(1)	The sum of the quarterly loss per share amounts may differ from the full year amount due to changes in the number of shares outstanding during the year.

(16) Subsequent event

On February 22, 2012, the Company entered into a collaboration agreement with Actelion Pharmaceuticals Ltd. (Actelion). Under the terms of the agreement, the Company granted Actelion exclusive rights to develop and commercialize XIAFLEX for the treatment of Dupuytren’s and Peyronie’s in Canada, Australia, Brazil and Mexico upon receipt of the applicable regulatory approvals. Actelion will be primarily responsible for the applicable regulatory and commercialization activities for XIAFLEX in these countries. The Company will be responsible for all clinical and commercial drug manufacturing and supply. Actelion will be responsible for clinical development activities and associated costs corresponding to any additional trials required for Actelion’s territories.

Under the agreement, Actelion will pay the Company $10,000,000 up-front, and will also make up to $16,000,000 in potential regulatory, pricing, and reimbursement milestone payments and $42,500,000 in potential sales milestone payments. The Company will also receive increasing tiered double-digit royalties based on sales of XIAFLEX in Actelion’s territories. Actelion will obtain the product exclusively from the Company at a supply price equal to the Company’s prevailing manufacturing cost at the time of the applicable order, plus a specified, tiered mark-up, provided that Actelion’s cost is subject to a specified cap.

Subject to each party’s termination rights, the term of the agreement extends on a product-by-product and country-by-country basis from the date of the agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent or patent application controlled by the Company in such country, (ii) the 15th anniversary of the first commercial sale of the product in such country after receipt of required regulatory approvals, (iii) the achievement of a specified market share of generic versions of the product in such country or (iv) loss of certain marketing rights or data exclusivity in such country.

The Company will owe BioSpecifics $570,000 for its portion of the up-front payment from Actelion and will also owe BioSpecifics a specified percentage of sublicense income received under the agreement, including milestone payments and royalties.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

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

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements on page 75.

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

AUXILIUM PHARMACEUTICALS, INC.

Date: February 29, 2012	By:	/s/ Adrian Adams
Adrian Adams
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adrian Adams and James E. Fickenscher as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Report filed herewith and any or all amendments to said Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adrian Adams Adrian Adams	Chief Executive Officer and President (Principal Executive Officer) and Director	February 29, 2012

/s/ James E. Fickenscher James E. Fickenscher	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ Rolf A. Classon Rolf A. Classon	Chairman	February 29, 2012

/s/ Al Altomari Al Altomari	Director	February 29, 2012

/s/ Peter Brandt Peter Brandt	Director	February 29, 2012

/s/ Oliver S. Fetzer Oliver Fetzer	Director	February 29, 2012

/s/ Paul A. Friedman Paul A. Friedman	Director	February 29, 2012

/s/ Renato Fuchs Renato Fuchs	Director	February 29, 2012

/s/ Nancy S. Lurker Nancy S. Lurker	Director	February 29, 2012

/s/ William T. McKee William T. McKee	Director	February 29, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

10.1#	License Agreement, dated May 31, 2000, as amended, between Bentley Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2009, File No. 000-50855, and incorporated by reference herein).

10.2#	Second Amended and Restated Development and License Agreement, dated August 31, 2011, by and between BioSpecifics Technologies Corp. and the Registrant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2011, File No. 000-50855, and incorporated by reference herein).

10.3#	Settlement Agreement, dated as of August 31, 2011, by and between the Registrant and BioSpecifics Technologies Corp. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 1, 2011, File No. 000-50855, and incorporated by reference herein).

10.4#	Manufacturing Agreement, dated January 19, 2011, between the Registrant and DPT Laboratories, Ltd. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011, File No. 000-50855, and incorporated by reference herein).

10.5	Agreement of Lease, dated December 31, 2004, between Liberty Property Limited Partnership, as landlord, and Auxilium Pharmaceuticals, Inc., as tenant, as amended by the First Amendment to Agreement of Lease, dated as of June 1, 2006, by and between Auxilium Pharmaceuticals, Inc. and Liberty Property Limited Partnership and the Second Amendment to Agreement of Lease, dated February 22, 2008, between Auxilium Pharmaceuticals, Inc. and Liberty Property Limited Partnership (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2008, File No. 000-50855, and incorporated by reference herein).

10.6#	Supply Agreement, dated June 26, 2008, between the Registrant and Hollister-Stier Laboratories LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-50855, and incorporated by reference herein).

10.7	First Amendment to Lease Agreement, dated September 29, 2008, by and between the Registrant and ARE-PA Region No. 6, LLC (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2008, File No. 000-50855, and incorporated by reference herein).

10.8#	Development, Commercialization and Supply Agreement dated December 17, 2008, by and among, the Registrant, Auxilium International Holdings, Inc. and Pfizer, Inc. (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50855, and incorporated by reference herein).

10.9#	Development, Commercialization and Supply Agreement, dated March 22, 2011, by and among the Registrant, Auxilium International Holdings, Inc. and Asahi Kasei Pharma Corporation (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011, File No. 000-50855, and incorporated by reference herein).

10.10	Form of Securities Purchase Agreement, dated June 28, 2005 (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on July 1, 2005, File No. 000-50855, and incorporated by reference herein).

10.11	Form of Amendment to Securities Purchase Agreement, dated December 30, 2005 (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, File No. 000-50855, and incorporated by reference herein).

10.12*	Registrant’s 2004 Equity Compensation Plan, amended and restated effective as of June 16, 2011 (filed as Appendix A to the Registrant’s Definitive Proxy Statement, dated April 29, 2011, for its 2011 Annual Meeting of Stockholders, and incorporated by reference herein).

10.13*	Form of Restricted Stock Unit Grant Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011, File No. 000-50855, and incorporated by reference herein).

10.14*	Form of Restricted Stock Unit Grant Agreement for performance awards under the Registrant’s 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011, File No. 000-50855, and incorporated by reference herein).

10.15*	Form of Nonqualified Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.16*	Form of Nonqualified Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.17*	Form of Incentive Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.18*	Form of Incentive Stock Option Agreement for awards under the Registrant’s 2004 Equity Compensation Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.19*	Form of Nonqualified Stock Option Agreement for awards to Non-Employee Directors under the Registrant’s 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2010, File No. 000-50855, and incorporated by reference herein).

10.20*	Form of Nonqualified Stock Option Agreement for awards to Executive Officers under the Registrant’s 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2009, File No. 000-50855, and incorporated by reference herein).

10.21*†	Employment Agreement, dated December 7, 2011, by and between the Registrant and Adrian Adams.

10.22*†	Employment Agreement, dated February 3, 2012, by and between the Registrant and Andrew I. Koven.

10.23*†	Employment Agreement, dated February 3, 2012, by and between the Registrant and Mark A. Glickman.

10.24*	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and James E. Fickenscher (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50855, and incorporated by reference herein).

10.25*	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and Jennifer Evans Stacey (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50855, and incorporated by reference herein).

10.26*	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and Edward J. Arcuri (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, File 000-50855, and incorporated by reference herein).

10.27*	Employment Agreement, dated November 1, 2011, by and between the Registrant and Jennifer L. Armstrong (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011, File No. 000-50855, and incorporated by reference herein).

10.28*	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and Benjamin J. Del Tito, Jr., Ph.D. (filed as Exhibit 10.32 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50855, and incorporated by reference herein).

10.29*	Employment Agreement, dated November 1, 2011, by and between the Registrant and Richard M. Dudek (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2011, File No. 000-50855, and incorporated by reference herein).

10.30*	Employment Agreement, dated November 1, 2011, by and between the Registrant and Edward F. Kessig (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2011, File No. 000-50855, and incorporated by reference herein).

10.31*	Employment Agreement, dated August 8, 2011, by and between the Registrant and James P. Tursi, M.D. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2011, File 000-50855, and incorporated by reference herein).

10.32*	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and Alan Wills (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, File 000-50855, and incorporated by reference herein).

10.33*	Severance and Release Agreement, dated December 23, 2011, by and between Registrant and Armando Anido (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2011, File No. 000-50855, and incorporated by reference herein).

10.34*	Agreement and Release, dated November 28, 2011, by and between the Registrant and Roger D. Graham, Jr. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2011, File No. 000-50855, and incorporated by reference herein).

10.35*	Separation of Employment Agreement and General Release, dated February 15, 2012, by and between Registrant and Jennifer Evans Stacey (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2012, File No. 000-50855, and incorporated by reference herein).

10.36*†	Separation of Employment Agreement and General Release, dated February 16, 2012, by and between Registrant and Edward J. Arcuri, Ph.D.

10.37*†	Separation of Employment Agreement and General Release, dated February 14, 2012, by and between Registrant and Edward F. Kessig.

10.38*	Auxilium Pharmaceuticals, Inc. Non-Employee Director Compensation Plan, effective as of July 1, 2009 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009, File No. 000-50855, and incorporated by reference herein).

10.39*	Registrant’s 2006 Employee Stock Purchase Plan, Amended and Restated, Effective as of April 18, 2010 (filed as Exhibit A to the Registrant’s Definitive Proxy Statement, dated April 30, 2010, for its 2010 Annual Meeting of Stockholders, and incorporated by reference herein).

21	Subsidiaries of Registrant (filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

23†	Consent of PricewaterhouseCoopers LLP.

24†	Power of Attorney (included on signature page).

31.1†	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2†	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32†	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350).

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
†	Filed herewith.
#	Certain information in this exhibit has been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC.
§	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.