Form 10-Q
period 2012-03-31
AUXILIUM PHARMACEUTICALS INC
filed 2012-05-10
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number: 000-50855

Auxilium Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3016883
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

40 Valley Stream Parkway, Malvern, PA  19355

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

As of April 30, 2012, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 48,379,272.

AUXILIUM PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$55,575	$37,535
Short-term investments	107,500	116,722
Accounts receivable, trade, net	43,226	42,742
Accounts receivable, other	4,403	2,398
Inventories	52,873	53,103
Prepaid expenses and other current assets	2,618	2,643
Total current assets	266,195	255,143
Property and equipment, net	28,910	29,623
Long-term investments	2,245	2,371
Other assets	14,342	13,834
Total assets	$311,692	$300,971

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,795	$4,479
Accrued expenses	75,119	77,620
Deferred revenue, current portion	8,376	7,820
Deferred rent, current portion	1,175	1,153
Total current liabilities	90,465	91,072
Deferred revenue, long-term portion	127,560	120,117
Deferred rent, long-term portion	5,078	5,384
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 48,451,423 and 48,236,137 shares at March 31, 2012 and December 31, 2011, respectively	485	482
Additional paid-in capital	502,040	495,949
Accumulated deficit	(409,807)	(408,059)
Treasury stock at cost: 135,428 and 131,591 shares at March 31, 2012 and December 31, 2011, respectively	(3,316)	(3,239)
Accumulated other comprehensive loss	(813)	(735)
Total stockholders’ equity	88,589	84,398
Total liabilities and stockholders’ equity	$311,692	$300,971

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net revenues	$73,606	$58,369

Operating expenses*:
Cost of goods sold	16,602	11,252
Research and development	11,993	15,754
Selling, general and administrative	46,946	43,159

Total operating expenses	75,541	70,165

Loss from operations	(1,935)	(11,796)
Interest income	187	41
Interest expense	0	(91)

Net loss	$(1,748)	$(11,846)

Basic and diluted net loss per common share	$(0.04)	$(0.25)

Weighted average common shares outstanding	48,250,572	47,765,284

*includes the following amounts of stock-based compensation expense:
Cost of goods sold	$20	$13
Research and development	607	803
Selling, general and administrative	3,051	3,528

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(1,748)	$(11,846)

Other comprehensive income (loss):
Unrealized gains (losses) on investments	(78)	15
Foreign currency translation adjustment	0	3

Total	(78)	18

Comprehensive loss	$(1,826)	$(11,828)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,748)	$(11,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,678	4,344
Depreciation and amortization	2,307	1,656
Changes in operating assets and liabilities:
Increase in accounts receivable, trade and other	(2,489)	(1,790)
Increase (decrease) in inventories	611	(1,921)
Increase in prepaid expenses and other assets	(638)	(1,110)
Increase (decrease) in accounts payable and accrued expenses	(1,198)	3,369
Increase in deferred revenue	7,999	11,617
Decrease in deferred rent	(284)	(138)

Net cash provided by operating activities	8,238	4,181

Cash flows from investing activities:
Purchases of short-term investments	(41,384)	0
Purchases of property and equipment	(1,439)	(2,075)
Redemptions of short-term investments	50,553	0
Redemptions of long-term investments	100	0

Net cash provided by (used in) investing activities	7,830	(2,075)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,201	669
EmployeeStock Purchase Plan purchases	795	0
Treasury stock acquisition	(77)	(158)
Payments in common stock	39	35

Net cash provided by financing activities	1,958	546

Effect of exchange rate changes on cash	14	8

Increase (decrease) in cash and cash equivalents	18,040	2,660

Cash and cash equivalents, beginning of period	37,535	128,207

Cash and cash equivalents, end of period	$55,575	$130,867

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2012

(In thousands, except share amounts)

(Unaudited)

							Accumulated
			Additional				other
	Common stock		paid-in	Accumulated	Treasury Stock		comprehensive
	Shares	Amount	capital	deficit	Shares	Cost	loss	Total

Balance, January 1, 2012	48,236,137	$482	$495,949	$(408,059)	131,591	$(3,239)	$(735)	$84,398
Exercise of common stock options	149,790	2	1,199	0	0	0	0	1,201
Employee Stock Plan Purchases	47,210	1	794	0	0	0	0	795
Stock-based compensation	13,207	0	4,059	0	0	0	0	4,059
Payments in common stock	2,079	0	39	0	0	0	0	39
Issuance of restricted stock	3,000	0	0	0	0	0	0	0
Treasury stock acquisition	0	0	0	0	3,837	(77)	0	(77)
Comprehensive loss	0	0	0	(1,748)	0	0	(78)	(1,826)

Balance, March 31, 2012	48,451,423	$485	$502,040	$(409,807)	135,428	$(3,316)	$(813)	$88,589

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the Company), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q.  Certain disclosures required for complete annual financial statements are not included herein.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The information at March 31, 2012 and for the respective three-month periods ended March 31, 2012 and 2011 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein.  The December 31, 2011 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2011 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b)          Net Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011

Numerator:
Net loss	$(1,748)	$(11,846)

Denominator:
Weighted-average common shares outstanding	48,263,110	47,809,054
Weighted-average unvested restricted common shares subject to forfeiture	(12,538)	(43,770)

Shares used in calculating net loss per common share	48,250,572	47,765,284

Basic and diluted net loss per common share	$(0.04)	$(0.25)

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

	March 31,
	2012	2011

Common stock options	8,091,681	7,128,739
Restricted common stock	10,500	27,414
Restricted stock units	45,191	64,033
	8,147,372	7,220,186

(c)  Revenue Recognition

Net revenues for the three months ended March 31, 2012 and 2011 comprise the following (in thousands):

	Three months ended March 31,
	2012	2011

Testim revenues-
Net U.S. revenues	$57,907	$45,474
International revenues	783	646
	58,690	46,120
XIAFLEX revenues-
Net U.S. revenues	12,590	8,655
Revenue recognition change	0	1,804
International revenues	2,326	1,790
	14,916	12,249
Total net revenues	$73,606	$58,369

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International contract revenues represent the amortization of deferred up-front and milestone payments the Company has received on its out-licensing agreements, together with royalties earned on product sales by the licensees.

During the three months ended March 31, 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues, and increased the Net loss, reported for the first quarter of 2012 in the amount of $820,000. Management believes that this adjustment is not material to the Company’s results of operations for 2011 and 2012.

Up-front and milestone payments-

On February 22, 2012, the Company entered into a collaboration agreement (the Actelion Agreement) with Actelion Pharmaceuticals Ltd. (Actelion). See Note 5 for a summary of the contract terms. For accounting purposes, the Company has determined that the Actelion Agreement requires several deliverables, including development and commercialization rights, and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Actelion Agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Actelion, together with associated royalties on net sales of the product, will be recognized as revenue for the supply element when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements do not have stand-alone value to Actelion. The up-front payment of $10,000,000 received from Actelion and all potential future milestone payments are considered to relate to this one combined unit of accounting and will be amortized to revenue on a straight-line basis over the estimated life of the Actelion Agreement, which is estimated to be 18 years. When future milestones are earned, the Company will record as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date of the milestone.

The Company paid BioSpecifics Technologies Corp. (BioSpecifics) $570,000 for its share of the up-front payment received from Actelion. This amount will also be deferred and amortized as cost of goods sold on a straight-line basis over the estimated life of the Actelion Agreement. As potential future milestone payments are received from Actelion, the required payments to BioSpecifics for their share of such milestone payments will be recognized as cost of goods sold, or as deferred costs, in proportion to the related milestone revenue or deferral, respectively.

Revenue recognition change-

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

(d)          New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) amended the fair value measurement guidance in order to achieve common measurement and disclosure requirements between U.S. generally accepted accounting principles and the International Financial Reporting Standards. These amendments are also intended to provide increased transparency around valuation inputs and investment categorization and, for the Company, are effective for 2012 reporting. The Company adopted this new guidance in the first quarter of 2012 and the adoption did not have a material effect on the Company’s financial statements.

In June 2011, the FASB amended the guidance on the presentation of comprehensive income. Specifically, the new guidance eliminates the current option to report other comprehensive income within the statement of changes in equity and requires an entity to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or alternatively in two, but consecutive, statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For the Company, the new guidance is effective for 2012 reporting. The Company adopted this new guidance as of March 31, 2012 and presented its consolidated statements of comprehensive loss as a separate statement.

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

As of March 31, 2012, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Fair Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$55,575	$55,575	$0	$0
Short-term investments	107,500	23,852	83,648	0
Long-term investments:
Auction rate securities	2,245	0	0	2,245

Total financial assets	$165,320	$79,427	$83,648	$2,245

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$37,535	$37,535	$0	$0
Short-term investments	116,722	24,156	92,566	0
Long-term investments:
Auction rate securities	2,371	0	0	2,371

Total financial assets	$156,628	$61,691	$92,566	$2,371

The Company considers its short-term investments to be “available for sale” and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at March 31, 2012 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $328,000 as of March 31, 2012.

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

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the three months ended March 31, 2012 (in thousands):

Long -term Investments
Beginning balance	$2,371
Transfers into Level 3	0
Settlements	(100)
Unrealized loss- included in other comprehensive income	(26)

Ending balance	$2,245

There were no transfers between Level 1 and 2.

3.     INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$9,161	$7,773
Work-in-process	36,184	34,688
Finished goods	7,528	10,642
	$52,873	$53,103

Finished goods inventories at March 31, 2012 and December 31, 2011 above are net of a $1,066,000 reserve recorded in 2010 for packaged XIAFLEX inventory that may expire prior to its expected sale date.

4.     ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Payroll and related expenses	$11,181	$15,662
Royalty expenses	10,199	9,599
Research and development expenses	3,854	2,594
Sales and marketing expenses	10,175	11,643
Rebates, discounts and returns accrual	34,891	31,994
Other	4,819	6,128
	$75,119	$77,620

5.   COLLABORATION AND LICENSE AGREEMENT

Under the Actelion Agreement, the Company granted Actelion exclusive rights to develop and commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico (the Actelion Territory) upon receipt of the applicable regulatory approvals. Actelion was also granted the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in the Actelion Territory during the term of the Actelion Agreement. Actelion will be primarily responsible for the applicable regulatory and commercialization activities for XIAFLEX in these countries. The Company will be responsible for all clinical and commercial drug manufacturing and supply. Actelion will be responsible for clinical development activities and associated costs corresponding to any additional trials required for the Actelion Territory.

In addition to the up-front payment of $10,000,000, Actelion will also make up to $16,000,000 in potential regulatory, pricing, and reimbursement milestone payments and $42,500,000 in potential sales milestone payments.  Actelion will obtain the product exclusively from the Company at a supply price equal to the Company’s prevailing manufacturing cost at the time of the applicable order, plus a specified, tiered mark-up, provided that Actelion’s cost is subject to a specified cap.  In addition, the Company will receive increasing tiered double-digit royalties based on sales of XIAFLEX in the Actelion Territory. This royalty percentage increases upon the achievement of a specified threshold of aggregate annual net sales of XIAFLEX. If a generic to XIAFLEX is deemed under terms of the agreement to have entered a country within the Actelion Territory, the royalty percentage will decrease.

Subject to each party’s termination rights, the term of the Actelion Agreement extends on a product-by-product and country-by-country basis from the date of the Actelion Agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent or patent application controlled by the Company in such country, (ii) the 15th anniversary of the first commercial sale of the product in such country after receipt of required regulatory approvals, (iii) the achievement of a specified market share of generic versions of the product in such country or (iv) loss of certain marketing rights or data exclusivity in such country.

6.   STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2004 Equity Compensation Plan, as amended (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors, consultants and advisors who provide services. As of March 31, 2012, the Company has granted non-qualified stock options and stock awards under the Plan. At March 31, 2012, there were 2,464,734 shares available for future grants under the 2004 Plan.

(a)   Stock Option Information

During the three months ended March 31, 2012, the Company granted non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. These options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted and they vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the three month period ended March 31, 2012:

	Three Months Ended March 31, 2012
			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Stock options	Shares	price	life (in years)	value

Options outstanding:
Outstanding at December 31, 2011	7,262,718	$22.53
Granted	1,421,884	19.65
Exercised	(149,790)	8.02
Forfeited	(443,131)	25.77

Outstanding at March 31, 2012	8,091,681	22.12	6.69	$13,926,000

Exercisable at March 31, 2012	4,275,136	22.57	4.52	12,660,000

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $18.57 as of March 31, 2012, that would have been received by the option holders had all option holders exercised their options as of that date. During the three months ended March 31, 2012, total intrinsic value of options exercised was $1,740,000. As of March 31, 2012, exercisable options to purchase 1,391,830 shares of the Company’s common stock were in-the-money.

(b)   Stock Awards

During the three months ended March 31, 2012, the Company granted a total of 148,600 performance-based restricted stock unit awards to certain officers. The right to receive shares of common stock will be earned (subject to vesting) upon attainment of two performance goals, weighted as follows: 60% weighting on attaining a specified level of U.S. net sales of XIAFLEX in the year ending December 31, 2012 and 40% weighting based upon the date of filing of the supplemental Biologic License Application for XIAFLEX for Peyronie’s disease. The number of shares of restricted stock units earned will vest 33 1/3% on the date the performance goal is achieved with the balance vesting in two equal instalments thereafter on the first and second anniversary of the date the performance goal is achieved. As of March 31, 2012, management estimates that the issuance of approximately 35,370 shares of restricted stock is probable under these awards.

(c)   Restricted Stock

The following table summarizes the restricted stock activity for the three-month period ended March 31, 2012:

		Weighted
		average
		grant-date
	Shares	fair value

Nonvested at December 31, 2011	13,752	$27.08

Issued	3,000	20.07
Vested	(6,252)	28.50
Cancelled	0

Nonvested at March 31, 2012	10,500	24.23

(d)   Valuation Assumptions and Expense Information

Total stock-based compensation costs charged against income for the three months ended March 31, 2012 and 2011 amounted to $3,678,000 and $4,344,000, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $3,974,000 and $2,071,000 at March 31, 2012 and 2011, respectively.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended March 31,
	2012	2011

Weighted average assumptions:
Expected life of options (in years)	6.25	6.25
Risk-free interest rate	1.05%	2.56%
Expected volatility	50.81%	50.52%
Expected dividend yield	0.00%	0.00%

During the three months ended March 31, 2012, the weighted-average grant-date fair value of options granted was $9.67. As of March 31, 2012, there was approximately $25,880,000 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.93 years.

7.              LITIGATION

The Company is party to various actions and claims arising in the normal course of business.  The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or the manner in which the Company conducts its business. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on Company’s results of operations or the manner in which the Company conducts its business in the period(s) during which the underlying matters are resolved.

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

•                  the success of the launch in the European Union (“EU”) of XIAPEX® (EU tradename for collagenase clostridium histolyticum) for Dupuytren’s and Peyronie’s disease;

•                  the success of the development and commercialization in Australia, Brazil, Canada, Mexico and Japan of XIAFLEX;

•                  achieving greater market acceptance of XIAFLEX by physicians and patients;

•                  obtaining and maintaining third-party payor coverage and reimbursement for XIAFLEX, Testim® and our product candidates;

•                  the size of addressable markets for our products and product candidates;

•                  maximizing revenues of Testim and XIAFLEX in the currently approved indications;

•                  competing effectively with other Testosterone Replacement Therapy (TRT) products, including potential generic competition;

•                  growth in sales of Testim;

•                  growth of the overall TRT market;

•                  the ability to manufacture or have manufactured XIAFLEX, Testim and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•                  the ability to leverage our investment in our sales force, as well as our expertise in clinical development and regulatory strategy, with the addition of new products;

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

•                  the ability to deliver on our current pipeline;

•                  the ability to build out our business and development pipeline in specialty therapeutic areas through corporate development and licensing activities;

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

These risks and uncertainties are not exhaustive.  For a more detailed discussion of risks and uncertainties, see “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and “Item 1A — Risk Factors” of Part II of this Quarterly Report.  Other sections of this Quarterly Report and our other SEC filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects.  Moreover, we operate in a very competitive and rapidly changing environment.  Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements.  We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws.  We qualify all forward-looking statements by these cautionary statements.

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

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences.  We reported net revenues in the first quarter of 2012 of $73.6 million, an increase of 26% over the $58.4 million reported in the first quarter of 2011.  Our net loss for the first quarter of 2012 was $1.7 million ($0.04 per share) compared to $11.8 million ($0.25 per share) of net loss in the first quarter of 2011.  We are a fully integrated company and had approximately 526 employees at the end of the first quarter of 2012, including approximately 299 employees in our commercial organizations, 123 employees in manufacturing and quality, 55 employees in research and development and 49 employees in administrative support.  As of March 31, 2012 we had $163.1 million in cash, cash equivalents and short-term investments and no debt.

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

Testim is approved in the U.S., Canada and much of Europe for the treatment of hypogonadism.  We commercialize Testim in the U.S., while Ferring International Center S.A. (“Ferring”) and Paladin Labs Inc. (“Paladin”) market Testim on our behalf in certain European countries and Canada, respectively. Testim worldwide net revenues for the first quarter of 2012 were $58.7 million, a 27% increase over the $46.1 million recorded in first quarter of 2011.  Testim represents an attractive and profitable revenue platform in the Testosterone Replacement Therapies (“TRT”) market in the U.S. which was $1.6 billion in 2011 and exhibited growth of 24% as more large pharmaceutical companies launched products to this underserved market.  The once daily gel segment of the TRT market in which Testim competes has experienced a 27% compound annual growth rate since 2007, and represents 88% or $1.4 billion of the total U.S. TRT market.  Our sales force of approximately 150 representatives focuses on approximately 12% of the approximately 165,000 physicians in the U.S. who prescribe TRT products.  These physicians are responsible for roughly half of all gel TRT prescriptions.  Our strategy to focus on these high prescribing physicians combined with our tactics with select managed care organizations resulted in a minimal loss of market share in 2011, despite the new competitors in the market.   Although our goal is to maximize our total TRT market share organically through 2012 in the face of aggressive competition, we will also continue to assess any opportunities that may arise to supplement our current targeted focus on the most prolific writers of gel TRT prescriptions.

Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. As the disease progresses, collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired.  Prior to approval of XIAFLEX, surgery was the only effective treatment. We launched XIAFLEX for the treatment of Dupuytren’s in the U. S. in March 2010 with a sales force of approximately 65 employees and 15 reimbursement specialists.  They are supported by a group of approximately 15 Medical Science Liaisons.  We have partnered with Pfizer Inc. (“Pfizer”) for development and commercialization of XIAPEX® (European Union (“EU”) tradename for XIAFLEX) for Dupuytren’s and Peyronie’s disease (“Peyronie’s”) in Europe and certain Eurasian countries.  Pfizer received marketing authorization for Dupuytren’s by the European Commission on February 28, 2011 and began sales in certain countries of the EU in April 2011.  We have partnered with Asahi Kasei Pharma Corporation (“Asahi Kasei”) for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Japan. We have also partnered with Actelion Pharmaceuticals Ltd. (“Actelion”) for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Australia, Brazil, Canada and Mexico. We are seeking a partner or partners for development and commercialization in the rest of the world.  Worldwide net revenues for XIAFLEX were $14.9 million for the quarter ending March 31, 2012, compared to $12.2 million in 2011.

Our current product pipeline includes:

Phase III:

•                  XIAFLEX for the treatment of Peyronie’s with top-line data expected late in the second quarter of 2012

Phase IIa:

•                  XIAFLEX for the treatment of Adhesive Capsulitis (“Frozen Shoulder syndrome”) with top-line data expected in the first half of 2013

Phase Ib:

•                  XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy (“cellulite”) with top-line data expected in the fourth quarter of 2012

In addition to the above, we have an exclusive option for the exclusive rights to pursue any additional indications for XIAFLEX (other than dermal formulations labeled for topical administration).

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

In the short term we plan to focus on execution with respect to Testim, XIAFLEX for Dupuytren’s and bringing additional indications for XIAFLEX to market.  We believe that we are well positioned to become a profitable and sustainable specialty biopharmaceutical company by executing on these few initiatives.  Although our current sales forces for Testim and XIAFLEX have achieved 2011 U.S. average revenues per employee of approximately $1.4 and $0.7 million, respectively, we believe that we can further leverage this investment and our expertise in clinical development and regulatory strategy with the addition of new products.  Because we do not believe we have to acquire additional products to achieve our vision, we plan to be opportunistic and nimble with respect to corporate development and licensing opportunities.  We will be open to add marketed products and/or product opportunities that have a good strategic fit and are fiscally responsible.  Although we may seek products that have a therapeutic fit with XIAFLEX or Testim, we believe that the core competencies we have with respect to drug development and commercialization can be applied to a number of other specialty focused therapeutic areas.

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

Recent Developments

Beginning January 1, 2012, new XIAFLEX-applicable Current Procedural Terminology (CPT®) codes became available for use in the U.S.

In January 2012, we announced that the first cohort of patients had been dosed in our phase Ib trial of XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy (EFP), commonly known as cellulite.  Top-line results are expected in the fourth quarter of 2012.

On February 23, 2012, we entered in to a collaboration agreement with Actelion for the development and commercialization of XIAFLEX for the treatment of Dupuytren’s and Peyronie’s in Australia, Brazil, Canada and Mexico.  We received a net cash upfront payment of $9.4 million in February 2012.

In March 2012, the last patient completed the week 52 visit for the IMPRESS double-blind placebo-controlled phase III clinical program of XIAFLEX for the treatment of Peyronie’s.  We are currently reviewing all data associated with the two IMPRESS studies and expect to disclose top line results of these trials by the end of the second quarter.

In April 2012, we and FCB I LLC received a notice from Watson Laboratories, Inc. advising of Watson’s filing of an Abbreviated New Drug Application containing a Paragraph IV certification.  We and FCB are currently reviewing the details of this notice from Watson, and we and FCB intend to pursue all available legal and regulatory options in defense of Testim, including enforcement of our intellectual property rights and approved labeling.

Results of Operations

Change in XIAFLEX Revenue Recognition

As discussed in Note 1(c) to the Company’s consolidated financial statements contained herein, in the first quarter of 2011 the Company began recognizing revenue for XIAFLEX sales at the time of shipment to its specialty distributor, specialty pharmacy and wholesale customers. In 2010, the Company deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. As a result of this change in revenue recognition, net revenues for the three months ended March 31, 2011 include a benefit of $1.8 million (representing revenue previously deferred, net of allowances of $0.1 million) and the net loss for the three months ended March 31, 2011 includes a benefit of $1.7 million, or $0.04 per share (representing the one-time net revenue benefit partially offset by the related cost of goods sold).

Three Months Ended March 31, 2012 and 2011

Net revenues.  Net revenues for the three months ended March 31, 2012 and 2011 comprise the following:

	Three months ended March 31,
	2012	2011	Change	% Change
	(in millions)
Testim revenues-
Net U.S. revenues	$57.9	$45.5	$12.4	27%
International revenues	0.8	0.6	0.2	21%
	58.7	46.1	12.6	27%
XIAFLEX revenues-
Net U.S. revenues	12.6	8.7	3.9	46%
Revenue recognition change	0.0	1.8	(1.8)	n/a
International revenues	2.3	1.8	0.5	30%
	14.9	12.3	2.6	22%
Total net revenues	$73.6	$58.4	$15.2	26%

Revenue allowance as a percentage of gross U.S. revenues	32%	23%	9%

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International contract revenues represent the amortization of deferred up-front and milestone payments the Company has received on its out-licensing agreements, together with royalties earned on product sales by the licensees.

During the three months ended March 31, 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues, and increased the Net loss, reported for the first quarter of 2012 in the amount of $820,000. Management believes that this adjustment is not material to the Company’s results of operations for 2011 and 2012.

Testim

The increase in Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, partially offset by an increase in revenue allowances. According to National Prescription Audit data from IMS Health, a pharmaceutical market research firm, Testim total prescriptions for the first quarter of 2012 grew 21% over the comparable period of 2011. We believe that Testim prescription growth in the 2011 period over the 2010 period was driven by physician and patient acceptance that Testim provides better patient outcomes, and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim net U.S. revenues the first quarter of 2012 benefited from price increases having a cumulative impact of 16% over the comparable 2011 period.

XIAFLEX

Total revenues for XIAFLEX in the first quarter of 2012 were $14.9 million compared to $12.3 million in the first quarter of 2011, including the impact of the prior year change in revenue recognition. Net revenues for the three months ended March 31, 2012 include $12.6 million of net U.S. product sales of XIAFLEX compared to the $8.7 million recorded in the first quarter of 2011. The increase in XIAFLEX international revenues represent royalties earned on Pfizer sales of XIAPEX which was initially launched in the United Kingdom, the first major EU market, in April 2011.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the first quarter of 2012 compared to that of 2011 increased due to higher levels of managed care contract rebates and government health plan charge-backs resulting from certain new managed care contracts for Testim acquired in mid-2011 and the $0.8 million prior period correction of government health plan charge-backs discussed above, partially offset by a lower revenue allowance percentage on higher XIAFLEX U.S. revenues.

Cost of goods sold.  Cost of goods sold was $16.2 million and $11.3 million for the three months ended March 31, 2012 and 2011, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to our licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended March 31, 2012 over the comparable period in 2011 was principally attributable to the increase in Testim units sold.  Gross margin on our net revenues was 77% in the first quarter of 2011 compared to 81% in the comparable 2011 period. The decrease in the gross margin rate is primarily due to the non-recurring benefit of $1.1 million recorded in 2011 for past claims from our licensor which by contract we were allowed offset against the royalty otherwise payable on XIAFLEX sales.

Research and development expenses. Investments in research and development for the quarter ended March 31, 2012 were $12.0 million, compared to $15.8 million for 2011. The decrease results principally from the costs incurred in 2011 to address inspection comments received from European regulators concerning our manufacturing plant which were finalized in 2011 and the development of a larger scale XIAFLEX production process, and the lower level of spending in 2012 on the ongoing Peyronie’s clinical trials.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $46.9 million for the quarter ended March 31, 2012 compared with $43.2 million for the year-ago quarter. The increase was primarily due to increased spending in 2012 for XIAFLEX marketing and direct to customer advertising.

Interest income.  Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense.  Interest expense in 2011 relates primarily to the costs associated the Company’s two year $30 million revolving credit line which expired under its terms in August 2011.

Liquidity and Capital Resources

We had $163.1 million and $154.3 million in cash, cash equivalents and short-term investments as of March 31, 2012 and December 31, 2011, respectively. We believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations beyond reaching profitability based on our current plans and expectations. We may, however, elect to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

•                  our ability to successfully market in the U.S. XIAFLEX for Dupuytren’s;

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

•                  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including costs associated with the matter of Auxilium Pharmaceuticals, Inc. and CPEX Pharmaceuticals, Inc. vs. Upsher-Smith Laboratories, Inc. filed on December 4, 2008 in the United States District Court for the District of Delaware and the outcome thereof or any other matter that may result from a challenge to our intellectual property rights such as the paragraph IV certification notice received from Watson Laboratories, Inc. that we previously reported on Form 8-K on April 16, 2012; and

•                  the extent to which we acquire or invest in businesses and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Sources and Uses of Cash

Cash provided by operations was $8.2 million for the three months ended March 31, 2012 compared to $4.2 million for the comparable 2011 period. Cash provided by operations in 2012 resulted primarily from the $10.0 million up-front payment received from Actelion, offset by BioSpecifics’ share of this payment amounting to $0.6 million. Cash provided by operations in 2011 resulted primarily from the $15.0 million up-front payment received from Asahi, substantially offset by operating losses, net of stock compensation expenses and other non-cash charges.

Cash provided by investing activities was $7.8 million for the three months ended March 31, 2012 compared to cash used of $2.1 million for the three months ended March 31, 2011. The cash impact of investing activities relates primarily to net redemptions of short-term investments in marketable debt securities in the 2012 and our investments in property and equipment in both periods. Our investments in property and equipment relate primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure for the production of XIAFLEX.

Cash provided by financing activities was $2.0 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. Cash provided by financing activities in both periods results primarily from cash receipts from Employee Stock Purchase Plan purchases and from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers and employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

New Accounting Pronouncements

See Note 1(d) - New Accounting Pronouncements to the Company’s Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. There have been no significant changes in our exposure to market risks since December 31, 2011. Refer to “Item 7 A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

As previously reported in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2011, we and CPEX Pharmaceuticals, Inc. (predecessor in interest to FCB I Holdings Inc. (“FCB”)) filed on December 4, 2008 a lawsuit against Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) for infringement of the ‘968 Patent, which covers Testim (the “Upsher-Smith Litigation”).  The lawsuit was filed in the United States District Court for the District of Delaware. We and FCB are seeking a judgment (1) declaring that Upsher-Smith’s act of filing the Abbreviated New Drug Application seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ‘968 Patent is an act of infringement, (2) declaring that the making, using or selling of the product for which Upsher-Smith is seeking approval infringes the ‘968 Patent, (3) ordering that the effective date of the FDA’s approval of the product not be until the expiration of the ‘968 Patent, (4) enjoining Upsher-Smith from making, using or selling the product for which it seeks approval until the expiration of the ‘968 Patent, and (5) awarding Auxilium and FCB their costs and expenses in the action. We and CPEX filed this lawsuit under the Hatch-Waxman Act in response to the notice from Upsher-Smith of its filing of an ANDA with the FDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for testosterone gel. Upsher-Smith has alleged that its proposed generic version of Testim would not infringe the ‘968 Patent, and that the ‘968 Patent is invalid. The Paragraph IV certification notice states that Upsher-Smith does not believe that the testosterone gel product for which it is seeking approval infringes the ‘968 Patent and that it seeks to market its generic product before the expiration of the ‘968 Patent. The ‘968 Patent is listed in the Orange Book, published by the FDA, and will expire in January 2025. The district court has issued a protective order prohibiting disclosure of confidential information relating to the litigation. On December 13, 2011, the district court issued an order administratively closing the case.  This administrative closure has effectively stayed the case, but has not dismissed it.  In April 2012, we and FCB received a notice from Upsher-Smith in connection with its ANDA advising us and FCB of Upsher-Smith’s Paragraph IV certification relating to the eight additional patents listed in the Orange Book in addition to the ‘968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents and that those patents are invalid.

As previously reported on April 16, 2012, in a Current Report on Form 8-K, we and FCB received a notice from Watson Laboratories, Inc. (“Watson”) on April 13, 2012 that advised us of Watson’s filing of an Abbreviated New Drug Application (ANDA) containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for testosterone gel. This Paragraph IV certification notice refers to FCB’s nine U.S. patents covering Testim, currently listed in the Orange Book.  The referenced patents will expire between 2023 and 2025.  We and FCB are currently reviewing the details of this notice from Watson. We and FCB intend to pursue all available legal and regulatory options in defense of Testim, including enforcement of our intellectual property rights and approved labeling.

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

Item 1A.     Risk Factors.

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “Form 10-K”) in evaluating our business, financial position, future results and prospects. The information presented below updates and supplements those risk factors for the matters identified below and should be read in conjunction with the risks and other information contained in our Form 10-K and this Quarterly Report.  The risks described in our Form 10-K, as updated below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

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

In October 2008, we and our licensor, CPEX (FCB’s predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ‘968 Patent. See “Competition—TRT Market Competition—Generic Competition” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011 (our “Form 10-K”) for discussion of the Upsher-Smith Litigation and Upsher-Smith’s efforts to obtain approval of a generic version of Testim. Upsher-Smith will not be able to lawfully launch a generic version of Testim in the U.S. without the necessary approval from the FDA.  Although it would seem unlikely based on the FDA’s public statements in its responses to the Citizen’s Petitions submitted by each of us and Abbott Laboratories (“Abbott”) and Upsher-Smith’s public stance that its generic product has different penetration enhancers than Testim, the FDA could approve Upsher-Smith’s proposed generic product. With FDA approval, even if the Upsher-Smith Litigation remains pending, Upsher-Smith may nevertheless choose to launch its generic product, if approved, at risk of infringing the ‘968 patent.  Although administratively closed in December 2011, the Upsher-Smith Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ‘968 Patent or that the ‘968 Patent is invalid and/or unenforceable.  All discovery obligations of the parties continue to be in effect.  In April 2012, we and FCB received a notice from Upsher-Smith in connection with its ANDA advising us and FCB of Upsher-Smith’s Paragraph IV certification relating to the eight additional patents listed in the Orange Book in addition to the ‘968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents and that those patents are invalid.

In April 2012, we and FCB received a notice from Watson that advised us of Watson’s filing of the Watson ANDA for testosterone gel. This Paragraph IV certification notice refers to the nine U.S. patents covering Testim, currently listed in the Orange Book.  The referenced patents will expire between 2023 and 2025.  We and FCB are currently reviewing the details of this notice from Watson. We and FCB intend to pursue all available legal and regulatory options in defense of Testim, including enforcement of our intellectual property rights and approved labeling.

An adverse outcome in the Upsher-Smith Litigation, any litigation that we might commence relating to the Watson ANDA or any such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the last to expire of the nine Orange Book patents relating to Testim in January 2025.  Since Testim and XIAFLEX for Dupuytren’s are currently our only products, the introduction of a generic version to Testim or Abbot’s AndroGel testosterone gel franchise could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue the commercialization of XIAFLEX for Dupuytren’s.

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

We are currently party to patent infringement litigation with Upsher-Smith relating to Upsher-Smith’s intention to market a generic version of Testim prior to the January 2025 expiration of the ‘968 Patent. See “Competition—TRT Market Competition—Generic Competition” in Part I, Item 1 of our Form 10-K for discussion of the Upsher-Smith Litigation.  Also, in April 2012, we and FCB received a notice from Upsher-Smith in connection with its ANDA advising us and FCB of Upsher-Smith’s Paragraph IV certification relating to the eight additional patents listed in the Orange Book in addition to the ‘968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents and that those patents are invalid.  In addition, in April 2012, we and FCB received a notice from Watson that advised us of Watson’s filing of the Watson ANDA for testosterone gel. This Paragraph IV certification notice refers to the nine U.S. patents covering Testim, currently listed in the Orange Book.  An adverse outcome in the Upsher-Smith Litigation, any litigation that we might commence relating to the Watson ANDA or any such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the last to expire of the nine Orange Book patents relating to Testim in January 2025.  Since Testim and XIAFLEX for Dupuytren’s are currently our only products, the introduction of a generic version to Testim or Abbott’s AndroGel could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue the commercial launch of XIAFLEX for Dupuytren’s.

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

Competitors or collaborators may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming. In any such proceeding, a court may decide that a patent of ours or one that we have licensed is not valid or is unenforceable, may narrowly interpret our patent claims or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. In particular, if a competitor were to file a paragraph IV certification under the Hatch-Waxman Act in connection with that competitor’s submission to the FDA of an ANDA for approval of a generic version of any of our products for which we believed we held a valid patent, then we could initiate a lawsuit against such competitor claiming patent infringement and defending the relevant patent’s validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA for a generic version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA within 45 days of receiving the paragraph IV certification. If a court found that one of our patents was invalid or not infringed, then the FDA would be permitted to approve the competitor’s ANDA resulting in a competitive generic product. In the event that the FDA did not grant the 30 month stay, the FDA would be permitted to approve the competitor’s ANDA; however, we could engage in legal proceedings, such as an injunction, to attempt to preclude the generic competitor from entering the market during the pendency of the patent litigation, but we may not prevail in which event the competitor could enter the market, despite the ongoing patent litigation. For example, in October 2008, we and our licensor, CPEX (FCB’s predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ‘968 Patent, which certification Upsher-Smith has since purported to amend to include reference to the eight additional patents listed in the Orange Book relating to Testim.  Also, in April 2012, we and FCB received a notice from Watson that advised us of Watson’s filing of the Watson ANDA for testosterone gel. This Paragraph IV certification notice refers to FCB’s nine U.S. patents covering Testim that are listed in the Orange Book.  See “Competition—TRT Market Competition—Generic Competition” in Part I, Item 1 of our Form 10-K for discussion of the Upsher-Smith Litigation and Upsher-Smith’s efforts to obtain approval of a generic version of Testim.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended March 31, 2012:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Jan. 1, 2012 to Jan. 31, 2012	None		Not applicable	Not applicable	Not applicable

Feb. 1, 2012 to Feb. 28, 2012	3,837		$20.03	Not applicable	Not applicable

Mar. 1, 2012 to Mar. 31, 2012	None		Not applicable	Not applicable	Not applicable

Total	3,837	(a)	$20.03	Not applicable	Not applicable

(a)   Represents 1,053 shares purchased at $20.07 per share from James E. Fickenscher (CFO)  and 2,784 shares purchased at $20.01 per share form other employees pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock awards issued in accordance with Rule 16 (b) (3) of the Securities Exchange Act of 1934.

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

10.1#	Collaboration Agreement, dated February 22, 2012, by and among, the Registrant, Auxilium International Holdings, Inc. and Actelion Pharmaceuticals Ltd.

10.2*	Employment Agreement, dated April 19, 2012, by and between, the Registrant and Elizabeth Varki Jobes.

31.1	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

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

AUXILIUM PHARMACEUTICALS, INC.

Date: May 9, 2012	/s/ Adrian Adams
Adrian Adams
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: May 9, 2012	/s/ James E. Fickenscher
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

10.1#	Collaboration Agreement, dated February 22, 2012, by and among, the Registrant, Auxilium International Holdings, Inc. and Actelion Pharmaceuticals Ltd.

10.2*	Employment Agreement, dated April 19, 2012, by and between, the Registrant and Elizabeth Varki Jobes.

31.1	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

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