Form 10-Q
period 2012-06-30
AUXILIUM PHARMACEUTICALS INC
filed 2012-07-31
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 24, 2012, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 49,219,241.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$33,200	$37,535
Short-term investments	148,129	116,722
Accounts receivable, trade, net	42,026	42,742
Accounts receivable, other	1,415	2,398
Inventories, current	17,688	23,864
Prepaid expenses and other current assets	1,480	2,643
Total current assets	243,938	225,904
Inventories, non-current	41,257	29,239
Property and equipment, net	27,902	29,623
Long-term investments	2,324	2,371
Other assets	13,959	13,834
Total assets	$329,380	$300,971

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,832	$4,479
Accrued expenses	77,860	77,620
Deferred revenue, current portion	8,376	7,820
Deferred rent, current portion	1,198	1,153
Total current liabilities	91,266	91,072
Deferred revenue, long-term portion	125,466	120,117
Deferred rent, long-term portion	4,773	5,384
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 49,188,354 and 48,236,137 shares at June 30, 2012 and December 31, 2011, respectively	492	482
Additional paid-in capital	513,502	495,949
Accumulated deficit	(402,083)	(408,059)
Treasury stock at cost: 135,428 and 131,591 at June 30, 2012 and December 31, 2011, respectively	(3,316)	(3,239)
Accumulated other comprehensive loss	(720)	(735)
Total stockholders’ equity	107,875	84,398
Total liabilities and stockholders’ equity	$329,380	$300,971

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$78,171	$65,937	$151,778	$124,306
Operating expenses*:
Cost of goods sold	17,804	14,379	34,408	25,631
Research and development	10,186	13,315	22,180	29,069
Selling, general and administrative	42,585	43,368	89,532	86,527
Total operating expenses	70,575	71,062	146,120	141,227
Income (loss) from operations	7,596	(5,125)	5,658	(16,921)
Interest income	128	64	318	105
Interest expense	0	(88)	0	(179)
Net income (loss)	$7,724	$(5,149)	$5,976	$(16,995)
Net income (loss) per common share:
Basic	$0.16	$(0.11)	$0.12	$(0.36)
Diluted	$0.16	$(0.11)	$0.12	$(0.36)
Shares used to compute net income (loss) per common share:
Basic	48,575,418	47,830,131	48,624,626	47,797,758
Diluted	49,172,212	47,830,131	49,295,336	47,797,758

*includes the following amounts of stock-based compensation expense:
Cost of goods sold	$17	$14	$37	$27
Research and development	637	767	1,244	1,570
Selling, general and administrative	3,240	3,174	6,291	6,702

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$7,724	$(5,149)	$5,976	$(16,995)
Other comprehensive income (loss):
Unrealized gains on investments	104	47	26	62
Foreign currency translation adjustment	(11)	0	(11)	3
Total	93	47	15	65
Comprehensive income (loss)	$7,817	$(5,102)	$5,991	$(16,930)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,976	$(16,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,572	8,299
Depreciation and amortization	4,419	3,707
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, trade and other	1,699	(1,473)
Increase in inventories	(5,131)	(9,730)
Decrease (increase) in prepaid expenses and other assets	722	(3,868)
Increase (decrease) in accounts payable and accrued expenses	(429)	6,619
Increase in deferred revenue	5,905	39,568
Decrease in deferred rent	(566)	(322)
Net cash provided by operating activities	20,167	25,805

Cash flows from investing activities:
Purchases of short-term investments	(117,223)	(62,131)
Redemptions of short-term investments	85,789	0
Purchases of property and equipment	(2,382)	(4,264)
Redemptions of long-term investments	100	0
Net cash used in investing activities	(33,716)	(66,395)

Cash flows from financing activities:
Proceeds from exercise of common stock options	7,492	1,247
Employee Stock Purchase Plan purchases	1,720	922
Treasury stock acquisition	(77)	(158)
Payments in common stock	68	70
Net cash provided by financing activities	9,203	2,081
Effect of exchange rate changes on cash	11	9
Decrease in cash and cash equivalents	(4,335)	(38,500)
Cash and cash equivalents, beginning of period	37,535	128,207
Cash and cash equivalents, end of period	$33,200	$89,707

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2012

(In thousands, except share amounts)

(Unaudited)

							Accumulated
			Additional				other
	Common stock		paid-in	Accumulated	Treasury Stock		comprehensive
	Shares	Amount	capital	deficit	Shares	Cost	loss	Total
Balance, January 1, 2012	48,236,137	$482	$495,949	$(408,059)	131,591	$(3,239)	$(735)	$84,398
Exercise of common stock options	788,446	8	7,484	0	0	0	0	7,492
Employee Stock Purchase Plan purchases	102,225	1	1,719	0	0	0	0	1,720
Stock-based compensation	58,387	1	8,282	0	0	0	0	8,283
Payments in common stock	3,159	0	68	0	0	0	0	68
Treasury stock acquisition	0	0	0	0	3,837	(77)	0	(77)
Other comprehensive income	0	0	0	0	0	0	15	15
Net income	0	0	0	5,976	0	0	0	5,976
Balance, June 30, 2012	49,188,354	$492	$513,502	$(402,083)	135,428	$(3,316)	$(720)	$107,875

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to Form 10-Q.  Certain disclosures required for complete annual financial statements are not included herein.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The information at June 30, 2012 and for the respective three and six month periods ended June 30, 2012 and 2011 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein.  The December 31, 2011 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2011 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b)         Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents are measured under the treasury stock method.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share (in $ thousands, except share and per share amounts).

Basic income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$7,724	$(5,149)	$5,976	$(16,995)

Denominator:
Weighted-average common shares outstanding	48,592,506	47,857,545	48,639,339	47,833,434
Weighted-average unvested restricted common shares subject to forfeiture	(17,088)	(27,414)	(14,813)	(35,676)

Shares used in calculating basic net income (loss) per common share	48,575,418	47,830,131	48,624,526	47,797,758

Basic net income (loss) per common share	$0.16	$(0.11)	$0.12	$(0.36)

Diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$7,724	$(5,149)	$5,976	$(16,995)

Denominator:
Weighted-average common shares outstanding	48,592,506	47,857,545	48,639,339	47,833,434
Weighted-average unvested restricted common shares subject to forfeiture	(17,088)	(27,414)	(14,813)	(35,676)
Incremental shares from assumed conversions of stock compensation plans	596,794	0	670,810	0

Shares used in calculating diluted net income (loss) per common share	49,172,212	47,830,131	49,295,336	47,797,758

Diluted net income (loss) per common share	$0.16	$(0.11)	$0.12	$(0.36)

The following weighted-average number of stock options and restricted stock units were antidilutive and, therefore, excluded from the computation of diluted net income per common share for the three and six month periods ended June 30, 2012: 6,546,950 and 6,378,779, respectively.

(c)          Revenue Recognition

Net revenues for the three and six months ended June 30, 2012 and 2011 comprise the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Testim revenues-
Net U.S. revenues	$62,456	$49,755	$120,363	$95,230
International revenues	1,268	784	2,051	1,429
	63,724	50,539	122,414	96,659
XIAFLEX revenues-
Net U.S. revenues	11,900	9,860	24,491	18,515
Revenue recognition change	0	0	0	1,804
International revenues	2,547	5,538	4,873	7,328
	14,447	15,398	29,364	27,647
Total net revenues	$78,171	$65,937	$151,778	$124,306

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S., net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received on its out-licensing agreements, together with royalties earned on product sales by the licensees.

In the first quarter of 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues and Net income reported for the six months ended June 30, 2012 in the amount of $820,000.  Management believes this adjustment is not material to the Company’s results of operations for 2012 and 2011.

Up-front and milestone payments-

On February 22, 2012, the Company entered into a collaboration agreement (the “Actelion Agreement”) with Actelion Pharmaceuticals Ltd. (“Actelion”). See Note 5 for a summary of the contract terms. For accounting purposes, the Company has determined that the Actelion Agreement requires several deliverables, including development and commercialization rights, and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Actelion Agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Actelion, together with associated royalties on net sales of the product, will be recognized as revenue for the supply element when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements do not have stand-alone value to Actelion. The up-front payment received from Actelion and all potential future milestone payments are considered to relate to this one combined unit of accounting and will be amortized to revenue on a straight-line basis over the estimated life of the Actelion Agreement, which is estimated to be 18 years. When future milestones are earned, the Company will record as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date of the milestone.

The Company paid BioSpecifics Technologies Corp. (“BioSpecifics”) $570,000 for its share of the up-front payment received from Actelion. This amount has been deferred and will be amortized as cost of goods sold on a straight-line basis over the estimated life of the Actelion Agreement. As potential future milestone payments are received from Actelion, the required payments to BioSpecifics for their share of such milestone payments will be recognized as cost of goods sold, or as deferred costs, in proportion to the related milestone revenue or deferral, respectively.

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

(d)         New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) amended the fair value measurement guidance in order to achieve common measurement and disclosure requirements between U.S. generally accepted accounting principles and the International Financial Reporting Standards. These amendments are also intended to provide increased transparency around valuation inputs and investment categorization and, for the Company, are effective for 2012 reporting. The Company adopted this new guidance in the first quarter of 2012 and the adoption did not have a material effect on the Company’s financial statements.

In June 2011, the FASB amended the guidance on the presentation of comprehensive income. Specifically, the new guidance eliminates the current option to report other comprehensive income within the statement of changes in equity and requires an entity to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or alternatively in two, but consecutive, statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For the Company, the new guidance is effective for 2012 reporting. The Company adopted this new guidance as of March 31, 2012 and presents its consolidated statements of comprehensive loss as a separate statement.

(e)          Reclassifications

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation. Such reclassification had no effect on the reported net loss for 2011.

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

As of June 30, 2012, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$33,200	$33,200	$0	$0
Short-term investments	148,129	26,108	122,021	0
Long-term investments:
Auction rate securities	2,324	0	0	2,324
Total financial assets	$183,653	$59,308	$122,021	$2,324

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$37,535	$37,535	$0	$0
Short-term investments	116,722	24,156	92,566	0
Long-term investments:
Auction rate securities	2,371	0	0	2,371
Total financial assets	$156,628	$61,691	$92,566	$2,371

The Company considers its short-term investments to be “available for sale” and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at June 30, 2012 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $321,000 as of June 30, 2012.

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

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the three and six months ended June 30, 2012 (in thousands):

Long -term Investments	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Beginning balance	$2,245	$2,371
Transfers into Level 3	0	0
Settlements	0	(100)
Unrealized gain- included in other comprehensive income	79	53
Ending balance	$2,324	$2,324

There were no transfers between Level 1 and 2.

3.   INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Raw materials	$8,447	$7,773
Work-in-process	43,292	34,688
Finished goods	7,206	10,642
	58,945	53,103
Inventories, current	17,688	23,864
Inventories, non-current	$41,257	$29,239

Finished goods inventories at June 30, 2012 and December 31, 2011 above are net of a $1,066,000 reserve recorded in 2010 for packaged XIAFLEX inventory that may expire prior to its expected sale date. Inventories expected to be utilized in the next 12-month period are classified as current, and inventories expected to be utilized beyond that period are classified as non-current. In determining the classification of inventory, the Company considers a number of factors, including historical sales experience and trends, wholesaler inventory levels, estimates of future sales growth and forecasts of demand provided by the Company’s collaboration partners. Non-current inventories principally represent XIAFLEX work-in-process bulk inventory which has three-year expiration dating in its bulk state and three-year expiration dating once packaged into vials for sale.

4.   ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Payroll and related expenses	$12,302	$15,662
Royalty expenses	10,761	9,599
Research and development expenses	3,067	2,594
Sales and marketing expenses	8,455	11,643
Rebates, discounts and returns accrual	39,504	31,994
Other	3,771	6,128
	$77,860	$77,620

5.   COLLABORATION AND LICENSE AGREEMENT

(a)   Development and License Agreement with Actelion

Under the Actelion Agreement, the Company granted Actelion exclusive rights to develop and commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico (the “Actelion Territory”) upon receipt of the applicable regulatory approvals. Actelion was also granted the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in the Actelion Territory during the term of the Actelion Agreement. Actelion will be primarily responsible for the applicable regulatory and commercialization activities for XIAFLEX in these countries. The Company will be responsible for all clinical and commercial drug manufacturing and supply. Actelion will be responsible for clinical development activities and associated costs corresponding to any additional trials required for the Actelion Territory.

The Company received an up-front payment of $10,000,000 from Actelion upon contract signing. In July 2012, the Company was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren’s contracture in adults with a palpable cord in Canada. As a result of this milestone, Actelion will pay the Company $500,000. In addition to these payments, Actelion may also make up to $15,500,000 in potential regulatory, pricing, and reimbursement milestone payments and $42,500,000 in potential sales milestone payments.  Actelion will obtain the product exclusively from the Company at a supply price equal to the Company’s prevailing manufacturing cost at the time of the applicable order, plus a specified, tiered mark-up, provided that Actelion’s cost is subject to a specified cap.  In addition, the Company will receive increasing tiered double-digit royalties based on sales of XIAFLEX in the Actelion Territory. This royalty percentage increases upon the achievement of a specified threshold of aggregate annual net sales of XIAFLEX. If a generic to XIAFLEX is deemed under terms of the agreement to have entered a country within the Actelion Territory, the royalty percentage will decrease.

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

(b)   Co-promotion Agreement with GlaxoSmithKline LLC

On May 18, 2012, the Company and GlaxoSmithKline LLC (“GSK”) entered into a co-promotion agreement (the “GSK Agreement”). Under the GSK Agreement, the Company granted to GSK the exclusive right to co-promote the sale of Testim in the U.S. and its territories and possessions (the “GSK Territory”). Subject to certain rights of early termination, the GSK Agreement shall terminate on September 30, 2015.  GSK began promoting Testim using a sizeable established field sales force in the U.S. in mid-July 2012.

On a quarterly basis, the Company will pay GSK a promotional payment equal to a percentage of incremental net sales above a baseline established under the GSK Agreement. If the GSK Agreement is not terminated prior to September 30, 2015, then, in addition to the promotional payments, the Company will, under certain circumstances, make post-expiration payments to GSK for up to the following two years. The Company’s obligation to make post-expiration payments to GSK is significantly reduced or eliminated in the event of early termination of the GSK Agreement.

The Company will be responsible, at its sole cost and expense, for the manufacture, fill, finish, supply, testing, labeling, packaging, release, storage and delivery of Testim, and will use commercially reasonable efforts to manufacture or have manufactured and to supply or have supplied the quantities of Testim required to meet market demand in the GSK Territory during the term of the GSK Agreement. The Company will determine pricing for Testim and will record all sales of Testim. The Company will be responsible for paying the costs for the marketing of the Product (but not GSK’s sales force costs), in accordance with annual marketing budgets agreed upon by the parties, with the parties splitting costs in excess of those budgets. Each party will bear the full cost of its respective sales force.

6.   STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. In June 2012, employees purchased 55,015 shares of common stock at a price of $16.83 per share, representing 85% of the closing price of the common stock on January 3, 2012, the purchase price for the first day of the purchase period. At June 30, 2012, there were 328,943 shares available for future grants under the plan.

Under the Company’s 2004 Equity Compensation Plan, as amended (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services to the Company. In June 2012, the stockholders approved the increase of shares authorized for issuance under the 2004 Plan to 15,800,000. As of June 30, 2012, the Company has granted non-qualified stock options and restricted stock under the 2004 Plan. At June 30, 2012, there were 3,859,646 shares available for future grants under the 2004 Plan.

(a)   Stock Option Information

During the six months ended June 30, 2012, the Company granted non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. These options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted and they vest no later than four years from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the six month period ended June 30, 2012:

	Six Months Ended June 30, 2012
			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Stock options	Shares	price	life (in years)	value
Outstanding at December 31, 2011	7,262,718	$22.53
Granted	1,634,814	19.65
Exercised	(788,446)	9.50
Forfeited	(691,673)	26.13
Outstanding at June 30, 2012	7,417,413	22.95	7.10	$39,675,000
Exercisable at June 30, 2012	3,706,777	24.46	5.20	17,429,700

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $26.89 per share as of June 30, 2012, that would have been received by the option holders had all option holders exercised their options as of that date. During the six months ended June 30, 2012, total intrinsic value of options exercised was $8,147,000. As of June 30, 2012, exercisable options to purchase 1,648,971 shares of the Company’s common stock were in-the-money.

(b)         Stock Awards

During the six months ended June 30, 2012, the Company granted a total of 148,600 performance-based restricted stock unit awards to certain officers. The right to receive shares of common stock will be earned (subject to vesting) upon attainment of two performance goals, weighted as follows: 60% weighting on attaining a specified level of U.S. net sales of XIAFLEX in the year ending December 31, 2012 and 40% weighting based upon the date of filing of the supplemental Biologic License Application for XIAFLEX for Peyronie’s disease. The number of shares of restricted stock units earned will vest 33 1/3% on the date the performance goal is achieved with the balance vesting in two equal instalments thereafter on the first and second anniversary of the date the performance goal is achieved. As of June 30, 2012, management estimates that the issuance of approximately 90,000 shares of restricted stock is probable under these awards.

(c)          Restricted Stock

During the six months ended June 30, 2012, the Company granted 13,700 restricted shares to certain employees with 5,200 and 8,500 of these restricted shares vesting rateably over three and four years, respectively, at one year intervals from the grant date, assuming continued employment of the grantee.  In addition, during the six months ended June 30, 2012, the Company granted 30,000 restricted shares to members of the Board of Directors that will vest on the date of the 2013 annual shareholders meeting, assuming continued service of the grantee.

The following table summarizes the restricted stock activity for the six-month period ended June 30, 2012:

		Weighted
		average
		grant-date
	Shares	fair value
Nonvested at December 31, 2011	13,752	$27.08
Issued	43,700	23.85
Vested	(6,252)	28.50
Cancelled	0
Nonvested at June 30, 2012	51,200	23.87

(d)  Valuation Assumptions and Expense Information

Total stock-based compensation costs charged against income for the six months ended June 30, 2012 and 2011 amounted to $7,572,000 and $8,299,000, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $4,304,000 and $2,547,000 at June 30, 2012 and 2011, respectively.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average assumptions:
Expected life of options (in years)	6.34	6.49	6.26	6.29
Risk-free interest rate	0.97%	2.18%	1.04%	2.94%
Expected volatility	50.24%	49.98%	50.74%	50.43%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

During the six months ended June 30, 2012, the weighted-average grant-date fair value of options granted was $9.66. As of June 30, 2012, approximately $27,825,000 of total unrecognized stock-based compensation cost related to all share-based payments will be recognized over the weighted-average period of 2.9 years.

7.  COMMITMENTS AND CONTINGENCIES

(a)   Leases

On July 16, 2012, the Company entered into a lease agreement for new corporate headquarters in Wayne, Pennsylvania. The initial term of the lease is 132 months, commencing upon substantial completion of certain improvements to the facility that are anticipated to be completed in the first quarter of 2013. The Company has an option to extend the lease term for two additional five-year periods at fair market rental value determined in accordance with the provisions of the lease. The lease provides, for the first year of the lease, the abatement of rent payments (subject to the Company’s obligation to repay the unamortized portion of the abated amounts on terms specified in the lease in the event of early termination or an uncured default by the Company) and, thereafter, escalating minimum monthly rent payments. In addition to rent obligations, the Company will be responsible for certain costs and charges specified in the lease, including certain operating expenses, utility expenses, maintenance and repair costs relating to the facility, taxes, and insurance.

Under the terms of the lease, the Company was required to deposit with the landlord a letter of credit in the amount of $456,410 to secure the Company’s performance of its obligations under the lease. The Company is permitted to reduce the amount of the letter of credit if it achieves certain specified financial milestones after the third anniversary of the execution of the lease.

The landlord will make available to the Company a tenant improvement allowance of up to $3,204,188 for improvements to the facility. Any improvement costs above this amount will be the responsibility of the Company. If the Company requires less, the Company will be entitled to a credit against its rent payments in the amount of the difference.

The Company, subject to certain limitations described in the lease, has the right of first offer commencing on and after January 1, 2016, to lease all or a part of the approximately 10,000 rentable square feet in a building adjacent to the leased facility.

(b)   Litigation

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

Special Note Regarding Forward-Looking Statements

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to our strategy, progress and timing of development programs and related trials, the timing of actions to be taken by regulatory authorities, the efficacy, market acceptance and commercial viability of our products and product candidates, third-party coverage and reimbursement for XIAFLEX®, the commercial benefits available to us as a result of our agreements with third parties, future operations, future financial position, future revenues, projected costs, the size of addressable markets, prospects, plans and objectives of management and other statements regarding matters that are not historical facts.

In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements.  Such risks and uncertainties include, among other things:

·                  the commercial success in the United States (U.S.) of XIAFLEX (collagenase clostridium histolyticum) for the treatment of adult Dupuytren’s contracture (Dupuytren’s) patients with a palpable cord;

·                 the success of the launch in the European Union (“EU”) of XIAPEX® (EU tradename for collagenase clostridium histolyticum) for Dupuytren’s and Peyronie’s disease;

·                  the success of the development and commercialization in Australia, Brazil, Canada, Mexico and Japan of XIAFLEX;

·                  achieving greater market acceptance of XIAFLEX by physicians and patients;

·                  obtaining and maintaining third-party payor coverage and reimbursement for XIAFLEX, Testim® and our product candidates;

·                  obtaining approval from the U.S. Food and Drug Administration (FDA) for XIAFLEX for the treatment of Peyronie’s disease;

·                  the size of addressable markets for our products and product candidates;

·                  maximizing revenues of Testim and XIAFLEX in the currently approved indications;

·                  competing effectively with other Testosterone Replacement Therapy (TRT) products, including potential generic competition;

·                  the success of our co-promotion arrangement with GSK for Testim;

·                  growth in sales of Testim;

·                  growth of the overall TRT market;

·                  the ability to manufacture or have manufactured XIAFLEX, Testim and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

·                  the ability to leverage our investment in our sales force, as well as our expertise in clinical development and regulatory strategy, with the addition of new products;

·                  the availability of and ability to obtain additional funds through public or private offerings of debt or equity securities;

·                  obtaining and maintaining all necessary patents or licenses;

·                  purchasing ingredients and supplies necessary to manufacture XIAFLEX, Testim and our product candidates at terms acceptable to us;

·                 the costs associated with acquiring and the ability to acquire additional product candidates or  approved products;

·                  the ability to enroll patients in clinical trials for XIAFLEX in the expected timeframes;

·                  the ability to obtain authorization from the FDA or other regulatory authorities to initiate clinical trials of XIAFLEX within the expected timeframes;

·                  the ability to deliver on our current pipeline;

·                  the ability to build out our business and development pipeline in specialty therapeutic areas through corporate development and licensing activities or acquisition activities;

·                  demonstrating the safety and efficacy of product candidates at each stage of development;

·                  results of clinical trials;

·                  meeting applicable regulatory standards, filing for and receiving required regulatory approvals;

·                  complying with the terms of our licenses and other agreements;

·                  changes in industry practice;

·                  changes in the markets for, acceptance by the medical community of, and exclusivity protection for, our products and product candidates as a result of the Patient Protection and Affordable Care Act and the associated reconciliation bill or any amendments thereto or any full or partial repeal thereof; and

·                  one-time events.

These risks and uncertainties are not exhaustive.  For a more detailed discussion of risks and uncertainties, see “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, “Item 1A — Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and “Item 1A — Risk Factors” of Part II of this Quarterly Report.  Other sections of this Quarterly Report and our other SEC filings, oral or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects.  Moreover, we operate in a very competitive and rapidly changing environment.  Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements.  We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws.  We qualify all forward-looking statements by these cautionary statements.

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

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences and a growing primary care physician audience.  We reported net revenues in the second quarter of 2012 of $78.2 million, an increase of 19% over the $65.9 million reported in the second quarter of 2011.  We reported net income of $7.7 million, or $0.16 per share (on both a basic and diluted basis), compared to a net loss of ($5.1) million, or ($0.11) per share, reported for the second quarter of 2011.  We are a fully integrated company and had approximately 521 employees at the end of the first six months of 2012, including approximately 292 employees in our commercial organization, 119 employees in manufacturing and quality, 59 employees in research and development and 51 employees in administrative support.  As of June 30, 2012 we had $181.3 million in cash, cash equivalents and short-term investments and no debt.

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

Testim is approved in the U.S., Canada and much of Europe for the treatment of hypogonadism.  We commercialize Testim in the U.S., and, commencing in July 2012, GlaxoSmithKline LLC (“GSK”) also markets Testim in the U.S. pursuant to a co-promotion agreement we and GSK entered into in May 2012 (the “GSK Agreement”).  Internationally, Ferring International Center S.A. (“Ferring”) and Paladin Labs Inc. (“Paladin”) market Testim on our behalf in certain European countries and Canada, respectively. Testim worldwide net revenues for the second quarter of 2012 were $63.7 million, a 26% increase over the $50.5 million recorded in second quarter of 2011.  Testim represents an attractive and profitable revenue platform in the Testosterone Replacement Therapies (“TRT”) market in the U.S. which was $1.6 billion in 2011 and exhibited growth of 24% from 2010 as more large pharmaceutical companies launched products and increased promotional activities in this underserved market.  The once daily gel segment of the TRT market in which Testim competes has experienced a 27% compound annual growth rate since 2007, and represents 88% or $1.4 billion of the total U.S. TRT market.  Prior to the GSK co-promotion arrangement, our sales force of approximately 159 representatives focused on approximately 13% of the approximately 165,000 physicians in the U.S. who prescribe TRT products, which physicians are responsible for roughly one-half of all gel TRT prescriptions.  With GSK having recently commenced marketing Testim in the U.S. in July 2012, we believe that the combined efforts of our and GSK’s respective sales forces will focus on 25% of the approximately 165,000 physicians in the U.S. who prescribe TRT products, which physicians are responsible for approximately 80% of all gel TRT prescriptions.

Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. As the disease progresses, collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired.  Prior to approval of XIAFLEX, surgery was the only effective treatment. We launched XIAFLEX for the treatment of Dupuytren’s in the U. S. in March 2010, and currently field a sales force of approximately 69 employees and 20 reimbursement specialists.  They are supported by a group of approximately 8 regional medical scientists.  We have partnered with Pfizer Inc. (“Pfizer”) for development and commercialization of XIAPEX® (European Union (“EU”) tradename for XIAFLEX) for Dupuytren’s and Peyronie’s disease (“Peyronie’s”) in Europe and certain Eurasian countries.  Pfizer received marketing authorization for Dupuytren’s by the European Commission on February 28, 2011 and began sales in certain countries of the EU in April 2011.  We have partnered with Asahi Kasei Pharma Corporation (“Asahi Kasei”) for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Japan. We have also partnered with Actelion Pharmaceuticals Ltd. (“Actelion”) for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Australia, Brazil, Canada and Mexico.  In July 2012, we were granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren’s contracture in adults with a palpable cord in Canada.  Actelion expects to make XIAFLEX available to patients in Canada in the first half of 2013.

We are seeking a partner or partners for development and commercialization in the rest of the world.  U.S. XIAFLEX net revenues increased to $11.9 million compared to $9.9 million for the 2011 period. Despite this increase, worldwide net revenues for XIAFLEX were $14.4 million for the second quarter of 2012, a decline as compared to $15.4 million in the second quarter of 2011. International XIAFLEX net revenues decreased for the second quarter of 2012 from the comparable 2011 period since the second quarter 2011 included cumulative catch-up revenue adjustments aggregating $3.8 million relating to international contract milestones earned in the period. International XIAFLEX revenue for the second quarter of 2012 did not include any cumulative catch-up revenue amortization since no contract milestones were earned in the period. Net of the 2011 catch-up revenue amortization, XIAFLEX international revenues in the second quarter of 2012 increased $0.8 million compared to the second quarter of 2011.

Our current product pipeline includes:

Phase III:

·                  XIAFLEX for the treatment of Peyronie’s with top-line data having been reported in the second quarter of 2012

Phase IIa:

·                  XIAFLEX for the treatment of Adhesive Capsulitis (“Frozen Shoulder syndrome”) with top-line data expected in the first half of 2013

Phase Ib:

·                  XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy (“cellulite”) with top-line data expected in the fourth quarter of 2012

In addition to the above, we have an exclusive option for the exclusive rights to pursue any additional indications for XIAFLEX (other than dermal formulations labeled for topical administration).

Our vision is to build a rapidly growing, profitable and sustainable biopharmaceutical company.  To achieve this vision we plan to:

·                  maximize revenues of Testim and XIAFLEX in the currently approved indications;

·                  deliver on our current product pipeline;

·                  build out our pipeline with products in our current or additional specialty therapeutic areas through acquisitions or in-licensing activities; and

·                  continue our focus on financial discipline.

In the short term, we plan to focus on excellence in commercial execution with respect to Testim and XIAFLEX for Dupuytren’s, bringing additional indications for XIAFLEX to market, and pursuing opportunities for growth through in-licensing or acquisition activities in our current or additional specialty therapeutic areas.  We believe that we are well positioned to be a profitable and sustainable specialty biopharmaceutical company by executing on these core strategic initiatives.  Although our current sales forces for Testim and XIAFLEX have achieved 2011 U.S. average revenues per employee of approximately $1.4 and $0.7 million, respectively, we believe that we can further leverage this investment and our expertise in clinical development and regulatory strategy with the addition of new products.  We plan to be opportunistic and nimble with respect to corporate development and licensing opportunities.  We will explore opportunities to add marketed products and/or product opportunities that we believe represent a good strategic fit and are fiscally responsible.  Although we may seek products that have a therapeutic fit with XIAFLEX or Testim, we believe that the core competencies we have with respect to drug development and commercialization can be applied to a number of other specialty focused therapeutic areas.

The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval includes several phases of nonclinical and clinical study to collect data to support an application to regulatory authorities to allow us to market a product for treatment of a specified disease indication. There are many difficulties and uncertainties inherent in research and development and the introduction of new products. There is a high rate of failure inherent in new drug discovery and development. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes many years and incurs significant cost. Failure can occur at any point in the process, including after the product is approved based on post-market factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. Consequently, it can be very difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval, and which will be commercially viable and generate profits for the Company. Successful results in preclinical or phase I/II/III clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug or product candidate and do not guarantee that the FDA or the European Medicines Agency (“EMA”) will approve a product that we believe has an attractive clinical profile.

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

Recent Developments

For the second quarter of 2012, we reported net income of $7.7 million, or $0.16 per share (on both a basic and diluted basis), compared to a net loss of ($5.1) million, or ($0.11) per share for the second quarter of 2011.

In July 2012, in anticipation of the December 31, 2013 expiration of the lease for our current corporate headquarters in Malvern, PA, we entered into an Agreement of Lease (the “New Lease”) with Chesterbrook Partners, LP (“Landlord”), pursuant to which we will lease a building located at 640 Lee Road, Wayne, Pennsylvania 19087 (the “Facility”).  The Facility consists of approximately 74,516 rentable square feet.  The Facility will serve as the Company’s new corporate headquarters.  We expect to move into the Facility in January 2013, subject to potential delay resulting from construction timing or unanticipated complications.

In July 2012, we were granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren’s contracture in adults with a palpable cord in Canada.  Our collaboration partner, Actelion, expects to make XIAFLEX available to patients in Canada in the first half of 2013.

In June 2012, we announced positive top-line results from both phase III trials of XIAFLEX for the potential treatment of Peyronie’s disease.  XIAFLEX demonstrated statistically significant improvement in the co-primary endpoints of penile curvature deformity and patient-reported bother versus placebo.

In May 2012, we and GSK entered into an agreement for the co-promotion of Testim, which is indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of testosterone.  GSK began promoting Testim using a sizeable established field sales force in the U.S. in mid-July 2012.

In May 2012, we and FCB I LLC (“FCB”) announced that the United States Patent and Trademark Office issued U.S. Patent No. 8,178,518 covering, among other things, Testim 1% testosterone gel, marketed by us under license from FCB.  This latest patent is now listed in the Approved Drug Products with therapeutic Equivalence Evaluations (commonly known as the “Orange Book”).  This tenth Orange Book listed patent, which claims certain pharmaceutical compositions comprising testosterone, is expected to expire in April 2023.

In April 2012, we and FCB received a notice from Watson Laboratories, Inc. advising of Watson’s filing of an Abbreviated New Drug Application containing a Paragraph IV certification for testosterone gel.  In May 2012, we and FCB filed a lawsuit against Watson for infringement of Testim patents in the United States District Court for the District of New Jersey.

Results of Operations

Change in XIAFLEX Revenue Recognition

As discussed in Note 1 (d) to the Company’s consolidated financial statements contained herein, in the first quarter of 2011 the Company began recognizing revenue for XIAFLEX sales at the time of shipment to its specialty distributor, specialty pharmacy and wholesale customers. In 2010, the Company deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. As a result of this change in revenue recognition, net revenues for the six months ended June 30, 2011 include a benefit of $1.8 million (representing revenue previously deferred, net of allowances of $0.1 million) and the net loss for the six months ended June 30, 2011 includes a benefit of $1.7 million, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

Three Months Ended June 30, 2012 and 2011

Net revenues.  Net revenues for the three months ended June 30, 2012 and 2011 comprise the following:

	Three months ended June 30,
	2012	2011	Change	% Change
	(in millions)
Testim revenues-
Net U.S. revenues	$62.5	$49.8	$12.7	26%
International revenues	1.3	0.8	0.5	62%
	63.7	50.5	13.2	26%
XIAFLEX revenues-
Net U.S. revenues	11.9	9.9	2.0	21%
International revenues	2.5	5.5	(3.0)	-54%
	14.4	15.4	(1.0)	-6%
Total net revenues	$78.1	$65.9	$12.2	19%
Revenue allowances as a percentage of gross U.S. revenues	33%	24%	9%

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received on its out-licensing agreements, together with royalties earned on product sales by the licensees.

Testim

The increase in Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions, and increases in pricing, partially offset by an increase in revenue allowances. According to National Prescription Audit data from IMS Health, a pharmaceutical market research firm, Testim total prescriptions for the second quarter of 2012 grew 19% over the comparable period of 2011. We believe that Testim prescription growth in the 2012 period over the 2011 period benefited from overall market growth, and was driven by physician and patient acceptance that Testim provides better patient outcomes and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim net U.S. revenues for the second quarter of 2012 also benefited from an increase in net selling price of 3% consisting of gross price increases having a cumulative impact of 17% over the comparable 2011 period, offset in part by an increase in revenue allowances for managed care contract rebates, government health plan charge-backs and other deductions from gross sales.

XIAFLEX

Total revenues for XIAFLEX in the second quarter of 2012 were $14.4 million compared to $15.4 million in the second quarter of 2011. Net revenues for the three months ended June 30, 2012 include $11.9 million of net U.S. product sales of XIAFLEX compared to the $9.9 million recorded in the second quarter of 2011. This increase represents the growth in product shipments offset by the cost of a co-pay assistance program established in late 2011. XIAFLEX international revenues in the second quarter of 2012 decreased compared to the second quarter of 2011 due principally to the catch-up milestone amortization of approximately $3.8 million that was recognized in 2011 on milestone payments earned in the period. Net of the 2011 catch-up revenue amortization, XIAFLEX international revenues in the second quarter of 2012 increased $0.8 million compared to the second quarter of 2011.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the second quarter of 2012 compared to that of 2011 increased due to higher levels of managed care contract rebates and government health plan charge-backs resulting from certain new managed care contracts for Testim acquired in mid-2011, partially offset by a lower revenue allowance percentage on higher XIAFLEX U.S. revenues.

Cost of goods sold.  Cost of goods sold was $17.8 million and $14.4 million for the three months ended June 30, 2012 and 2011, respectively.  Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended June 30, 2012 over the comparable period in 2011 was principally attributable to the increase in Testim units sold.  Gross margin on our net revenues was 77% in the second quarter of 2012 compared to 78% in the comparable 2011 period. The decrease in the gross margin rate is primarily due to the high margin catch-up amortization that was recognized from XIAFLEX milestones in the second quarter of 2011.

Research and development expenses. Investments in research and development for the quarter ended June 30, 2012 were $10.2 million, compared to $13.3 million for 2011.  This decrease in expense resulted principally from the lower level of spending in the current year on the ongoing Peyronie’s clinical trials.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $42.6 million for the quarter ended June 30, 2012 compared with $43.4 million for the year-ago quarter. This decrease was primarily due to a lower level of spending and change in the timing of spend this year for XIAFLEX and Testim marketing and advertising. Selling, general and administrative expenses are expected to increase in future periods with the commencement of the GSK Agreement discussed in footnote 5(b) of the Notes to the Consolidated Financial Statements.

Interest income.  Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense.  Interest expense in 2011 related primarily to the costs associated with the Company’s two year $30 million revolving credit line which was secured in August 2009.

Six Months Ended June 30, 2012 and 2011

Net revenues.  Net revenues for the six months ended June 30, 2011 and 2010 comprise the following:

	Six months ended June 30,
	2012	2011	Change	% Change
	(in millions)
Testim revenues-
Net U.S. revenues	$120.4	$95.2	$25.2	26%
International revenues	2.1	1.4	0.7	44%
	122.4	96.7	25.7	27%
XIAFLEX revenues-
Net U.S. revenues	24.5	18.5	6.0	32%
Revenue recognition change	0.0	1.8	(1.8)	n/a
International revenues	4.9	7.3	(2.4)	-34%
	29.4	27.6	1.8	6%
Total net revenues	$151.8	$124.3	$27.5	22%
Revenue allowance as a percentage of : gross U.S. revenues	32%	24%	8%

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received through its out-licensing agreements, together with royalties earned on product sales by the licensees.

During the first quarter of 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues and Net income reported for the six months ended June 30, 2012 in the amount of $820,000.  Management believes this adjustment is not material to the Company’s results of operations for 2012 and 2011.

Testim

The increase in Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, partially offset by an increase in revenue allowances. According to National Prescription Audit data from IMS Health, a pharmaceutical market research firm, Testim total prescriptions for the first half of 2012 grew 20% over the comparable period of 2011. We believe that Testim prescription growth in the 2012 period over the 2011 period benefited from overall market growth, and was driven by physician and patient acceptance that Testim provides better patient outcomes and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim net U.S. revenues the first half of 2012 benefited from an increase in net selling price of 2% consisting of gross price increases having a cumulative impact of 16% over the comparable 2011 period, offset in part by an increase in revenue allowances for managed care contract rebates, government health plan charge-backs and other deductions from gross sales.

XIAFLEX

Total revenues for XIAFLEX in the first half of 2012 were $29.4 million compared to $27.6 million in the first half of 2011, including the impact of the 2011 change in revenue recognition. Net revenues for the six months ended June 30, 2012 include $24.5 million of net U.S. product sales of XIAFLEX compared to the $18.5 million recorded in the first half of 2011. This increase represents the growth in product shipments offset by the cost of a co-pay assistance program established in late 2011. XIAFLEX international revenues for the six months ended June 30, 2012 decreased compared to the corresponding 2011 period due principally to the catch-up milestone amortization of approximately $3.8 million that was recognized in 2011 on milestone payments earned in the period. Net of the 2011 catch-up revenue amortization, XIAFLEX international revenues for the six months ended June 30, 2012 increased $1.4 million compared to the comparable 2011 period.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the first half of 2012 compared to that of 2011 increased due to higher levels of managed care contract rebates and government health plan charge-backs resulting from certain new managed care contracts for Testim acquired in mid-2011 and the $0.8 million prior period correction of government health plan charge-backs discussed above, partially offset by a lower revenue allowance percentage on higher XIAFLEX U.S. revenues.

Cost of goods sold.  Cost of goods sold was $34.4 million and $25.6  million for the six months ended June 30, 2012 and 2011, respectively.  Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the six months ended June 30, 2012 over the comparable period in 2011 was principally attributable to the increase in Testim units sold.  Gross margin on our net revenues was 77% in the first six months of 2012 compared to 79% in the comparable 2011 period. The decrease in the gross margin rate is primarily due to the high margin catch-up amortization that was recognized from XIAFLEX milestones in the 2011 period and the non-recurring benefit of $0.9 million recorded in 2011 for past claims from our licensor which by contract we were allowed to offset against the royalty otherwise payable on XIAFLEX sales.

Research and development expenses. Research  and development spending for the six months ended June 30, 2012 was $22.2 million, compared to $29.1 million for 2011.  This decrease in expense results principally from the lower level of spending in the current year on the ongoing Peyronie’s clinical trials and decreased costs incurred in 2012 forXIAFLEX production process improvements.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $89.5 million for the six months ended June 30, 2012 compared with $86.5 million for the year-ago comparable period. This increase was primarily due to increased spending for XIAFLEX marketing and direct to consumer advertising. Selling, general and administrative expenses is expected to increase in future periods with the commencement of the GSK Agreement discussed in footnote 5(b) of the Notes to the Consolidated Financial Statements.

Interest income.  Interest income related primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense.  Interest expense relates primarily to the costs associated with the Company’s two year $30 million revolving credit line which was secured in August 2009.

Liquidity and Capital Resources

We had $181.3 million and $154.3 million in cash, cash equivalents and short-term investments as of June 30, 2012 and December 31, 2011, respectively. We believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations for the next twelve months. We may elect to raise additional funds in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, enhance our ability to acquire businesses or companies or to acquire or in-license approved products or product candidates or technologies for development, and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

·                  our ability to successfully market in the U.S. Testim, XIAFLEX for Dupuytren’s and, upon approval, XIAFLEX for Peyronie’s disease;

·                  entry into the marketplace of competitive products, including a generic to Testim or a competing product;

·                  third-party payor coverage and reimbursement for our products;

·                  the cost of manufacturing, distributing, marketing and selling our products;

·                  the scope, rate of progress and cost of our product development activities;

·                  the costs of supplying and commercializing our products and product candidates;

·                  the effect of competing technological and market developments;

·                  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including costs associated with the matter of Auxilium Pharmaceuticals, Inc. and CPEX Pharmaceuticals, Inc. vs. Upsher-Smith Laboratories, Inc. filed on December 4, 2008 in the United States District Court for the District of Delaware and the matter of Auxilium Pharmaceuticals, Inc. and FCB I LLC vs. Watson Pharmaceuticals, Inc. (NV) et al, or the outcome of either litigation, or any other matter that may result from a challenge to our intellectual property rights; and

·                  the extent to which we acquire or invest in businesses and technologies.

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

Sources and Uses of Cash

Cash provided by operations was $20.2 million for the six months ended June 30, 2012 compared to $25.8 million for the comparable 2011 period. Cash provided by operations in 2012 resulted primarily from the operating income for the period and the $10.0 million up-front payment received from Actelion, offset by BioSpecifics’ share of this payment amounting to $0.6 million. Cash provided by operations for the six months ended June 30, 2011 resulted primarily from the $15.0 million up-front payment received from Asahi and the $33.6 million of net milestone payments received from Pfizer, offset by BioSpecific’s share of these up-front and milestone payments and operating losses (net of stock compensation expenses and other non-cash charges).

Cash used in investing activities was $33.7 million for the six months ended June 30, 2012 compared to cash used of $66.4 million for the six months ended June 30, 2011. The cash impact of investing activities in both years relates primarily to purchases, net of redemptions, of short-term investments in marketable debt securities and investments in property and equipment.  Our investments in property and equipment relate primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure for the production of XIAFLEX.

Cash provided by financing activities was $9.2 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively.  Cash provided by financing activities in both periods resulted primarily from cash receipts from stock option exercises and employee stock purchases, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers and employees.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Upsher-Smith Litigation

As previously reported in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2011, we and CPEX Pharmaceuticals, Inc. (predecessor in interest to FCB I Holdings Inc. (“FCB”)) filed on December 4, 2008 a lawsuit against Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) for infringement of the ‘968 Patent, which covers Testim (the “Upsher-Smith Litigation”).  The lawsuit was filed in the United States District Court for the District of Delaware. We and FCB are seeking a judgment (1) declaring that Upsher-Smith’s act of filing the Abbreviated New Drug Application seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ‘968 Patent is an act of infringement, (2) declaring that the making, using or selling of the product for which Upsher-Smith is seeking approval infringes the ‘968 Patent, (3) ordering that the effective date of the FDA’s approval of the product not be until the expiration of the ‘968 Patent, (4) enjoining Upsher-Smith from making, using or selling the product for which it seeks approval until the expiration of the ‘968 Patent, and (5) awarding Auxilium and FCB their costs and expenses in the action. We and CPEX filed this lawsuit under the Hatch-Waxman Act in response to the notice from Upsher-Smith of its filing of an ANDA with the FDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for testosterone gel. Upsher-Smith has alleged that its proposed generic version of Testim would not infringe the ‘968 Patent, and that the ‘968 Patent is invalid. The Paragraph IV certification notice states that Upsher-Smith does not believe that the testosterone gel product for which it is seeking approval infringes the ‘968 Patent and that it seeks to market its generic product before the expiration of the ‘968 Patent. The ‘968 Patent is listed in the Approved Drug Products with therapeutic Equivalence Evaluations (commonly known as the “Orange Book”), published by the FDA, and will expire in January 2025. The district court has issued a protective order prohibiting disclosure of confidential information relating to the litigation. On December 13, 2011, the district court issued an order administratively closing the case.   This administrative closure has effectively stayed the case, but has not dismissed it.  In April 2012, we and FCB received a notice from Upsher-Smith in connection with its ANDA advising us and FCB of Upsher-Smith’s Paragraph IV certification relating to the eight additional patents listed in the Orange Book at that time in addition to the ‘968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the those Orange Book listed Testim patents and that those patents are invalid.  A tenth FCB U.S. patent issued on May 15, 2012 and was listed in the Orange Book.

Watson Litigation

As previously reported on May 24, 2012, in a Current Report on Form 8-K, we and FCB filed a lawsuit against Watson  Laboratories, Inc. (NV); Watson Pharmaceuticals, Inc.; and Watson Pharma, Inc. (collectively, “Watson”) for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel.  The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012.

We and FCB filed this lawsuit in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of ANDA No. 09-1073 for a generic 1% testosterone gel product.  This letter also stated that ANDA No. 091073 contained Paragraph IV certifications, under 21 U.S.C. Section 355(j) of the Federal Food, Drug, and Cosmetic Act, with respect to the nine patents listed in the Orange Book on that date as covering Testim: U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  On May 15, 2012, a new composition patent covering Testim issued (U.S. Patent No. 8,178,518).  This patent is now also listed in the Orange Book and was included in the patent infringement lawsuit that we filed against Watson.  In total, ten Testim patents are now listed in the Orange Book and are expected to expire on various dates ranging from April 21, 2023 through January 18, 2025.  Auxilium and FCB remain committed to protecting our intellectual property rights, including our patent protection for Testim.

Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Watson, final FDA approval of Watson’s ANDA for its proposed generic version of Testim will be stayed until at least the earlier of 30 months from the date Watson’s notice letter was received (i.e., October 13, 2014) or final resolution of the pending patent infringement lawsuit.  Should Watson receive tentative approval from the FDA for its generic version of Testim before one of those events occurs, it would not be permitted to launch its generic product in the U.S.  Watson will also not be able to launch a generic version of Testim in the U.S. until it receives the necessary final approval of its ANDA from the FDA, which includes proving to the FDA that Watson’s proposed generic product is comparable to Testim in dosage form, strength, route of administration, quality, performance characteristics, and intended use.

Other Matters

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

Item 1A.  Risk Factors.

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “Form 10-K”) and in “Item 1A — Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, in evaluating our business, financial position, future results and prospects. The information presented below updates and supplements those risk factors for the matters  identified below and should be read in conjunction with the risks and other information contained in our Form 10-K and this Quarterly Report.  The risks described in our Form 10-K, as updated below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

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

In October 2008, we and our licensor, CPEX (FCB’s predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ‘968 Patent. See “Competition—TRT Market Competition—Generic Competition” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011 (our “Form 10-K”) and also “Legal Proceedings — Upsher-Smith Litigation” in Part II, Item 1 of this Form 10-Q for discussion of the Upsher-Smith Litigation and Upsher-Smith’s efforts to obtain approval of a generic version of Testim. Upsher-Smith will not be able to lawfully launch a generic version of Testim in the U.S. without the necessary approval from the FDA.  Although it would seem unlikely based on the FDA’s public statements in its responses to the Citizen’s Petitions submitted by each of us and Abbott Laboratories (“Abbott”) and Upsher-Smith’s public stance that its generic product has different penetration enhancers than Testim, the

FDA could approve Upsher-Smith’s proposed generic product. With FDA approval, even if the Upsher-Smith Litigation remains pending, Upsher-Smith may nevertheless choose to launch its generic product, if approved, at risk of infringing the ‘968 patent.  Although administratively closed in December 2011, the Upsher-Smith Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ‘968 Patent or that the ‘968 Patent is invalid and/or unenforceable.  All discovery obligations of the parties continue to be in effect.   In April 2012, we and FCB received a notice from Upsher-Smith in connection with its ANDA advising us and FCB of Upsher-Smith’s Paragraph IV certification relating to the eight additional patents listed in the Orange Book in addition to the ‘968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents and that those patents are invalid.  A tenth U.S. patent issued to FCB on May 15, 2012 and was listed in the Orange Book.

On May 24, 2012, we and FCB I LLC (“FCB”) filed a lawsuit against Watson Laboratories, Inc. (NV); Watson Pharmaceuticals, Inc.; and Watson Pharma, Inc. (collectively, “Watson”) for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel.  The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012 in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of an ANDA for a generic 1% testosterone gel product.  This letter also stated that the ANDA contained Paragraph IV certifications with respect to the nine patents listed in the Orange Book on that date as covering Testim.  Our lawsuit filed against Watson involves those nine patents, as well as a tenth patent covering Testim that was issued on May 15, 2012 and is listed in the Orange Book.

An adverse outcome in the Upsher-Smith Litigation, the Watson Litigation, or any such legal action, could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the last to expire of the ten Orange Book patents relating to Testim in January 2025.  In addition, we expect that a generic version of Androgel may potentially be introduced as early as August 2015.  See “Competition—TRT Market Competition—Generic Competition” in Part I, Item 1 of our Form 10-K for a discussion of Watson’s litigation involving Androgel.  Since Testim and XIAFLEX for Dupuytren’s are currently our only products, the introduction of a generic version to Testim or Abbot’s AndroGel testosterone gel franchise could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue the commercialization of XIAFLEX for Dupuytren’s.

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

Our and our licensors’ patents and patent applications may not protect our technologies and products because, among other things:

·                                          there is no guarantee that any of our or our licensors’ pending patent applications will result in issued patents;

·              we may develop additional proprietary technologies that are not patentable;

·                                          there is no guarantee that any patents issued to us, our collaborators or our licensors will provide us with any competitive advantage or cover our product candidates;

·                                          there is no guarantee that any patents issued to us or our collaborators or our licensors will not be challenged, interfered with, circumvented or invalidated by third parties; and

·                                          there is no guarantee that any patents previously issued to others or issued in the future will not have an adverse effect on our ability to do business.

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

Testosterone, the active ingredient in Testim, is off-patent and is included in competing TRT products. In the U.S., the ‘968 Patent covers a method for maintaining blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in the Orange Book. The ‘968 Patent expires in January 2025. Nine additional U.S. patents issued between 2009 and 2012 covering the composition of Testim and methods of its use and have been listed in the Orange Book. They expire in April 2023. Our licensor, FCB, also has filed continuation applications that are currently pending.

We are currently party to patent infringement litigations against each of Upsher-Smith and Watson relating to Upsher-Smith’s and Watson’s respective intentions to market a generic version of Testim prior to the expiration of the patents listed in the Orange Book covering Testim. See “Competition—TRT Market Competition—Generic Competition” in Part I, Item 1 of our Form 10-K for discussion of the Upsher-Smith Litigation.  See “Legal Proceedings” in Part II, Item I of this Form 10-Q for an update on the Upsher-Smith Litigation and a discussion of the Watson Litigation.

An adverse outcome in the Upsher-Smith Litigation, the Watson Litigation, or any such legal action, could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the last to expire of the ten Orange Book patents relating to Testim in January 2025.  Since Testim and XIAFLEX for Dupuytren’s are currently our only products, the introduction of a generic version to Testim or Abbott’s AndroGel, which may occur as early as August 2015, could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue the commercial launch of XIAFLEX for Dupuytren’s.

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

Competitors or collaborators may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming. In any such proceeding, a court may decide that a patent of ours or one that we have licensed is not valid or is unenforceable, may narrowly interpret our patent claims or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. In particular, if a competitor were to file a paragraph IV certification under the Hatch-Waxman Act in connection with that competitor’s submission to the FDA of an ANDA for approval of a generic version of any of our products for which we believed we held a valid patent, then we could initiate a lawsuit against such competitor claiming patent infringement and defending the relevant patent’s validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA for a generic version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA within 45 days of receiving the paragraph IV certification. If, prior to the expiration of the 30-month stay, a court found that one of our patents was invalid or not infringed, then, notwithstanding the 30-month stay, the FDA would be permitted to approve the competitor’s ANDA resulting in a competitive generic product. In the event that the FDA did not grant the 30-month stay, the FDA would be permitted to approve the competitor’s ANDA; however, we could engage in legal proceedings, such as seeking an injunction to attempt to preclude the generic competitor from entering the market during the pendency of the patent litigation, but we may not prevail in which event the competitor could enter the market, despite the ongoing patent litigation. For example, in October 2008, we and our licensor, CPEX (FCB’s predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ‘968 Patent, which certification Upsher-Smith has since purported to amend to include reference to the eight additional patents listed in the Orange Book relating to Testim at the time of such purported amendment.  Also, in April 2012, we and FCB received a notice from Watson that advised us of Watson’s filing of the Watson ANDA for testosterone gel. This Paragraph IV certification notice refers to FCB’s nine U.S. patents covering Testim that were listed in the Orange Book at the time of such certification.  A tenth U.S. patent issued on May 15, 2012 and was listed in the Orange Book, and our lawsuit against Watson includes assertion of infringement of the ten patents listed in the Orange Book covering Testim.  See “Competition—TRT Market Competition—Generic Competition” in Part I, Item 1 of our Form 10-K for discussion of the Upsher-Smith Litigation and Upsher-Smith’s efforts to obtain approval of a generic version of Testim.  See “Legal Proceedings” in Part II, Item 1 of this Form 10-Q for an update on the Upsher-Smith Litigation and a discussion of the Watson Litigation.

Since we currently rely on third-party manufacturers, suppliers and packagers, we may be unable to control the availability or cost of manufacturing and packaging our products, which could adversely affect our results of operations.

We currently do not manufacture Testim or any of our product candidates, except for the active ingredient for XIAFLEX for which we are the sole source of supply. Jubilant HollisterStier LLC (“JHS”) fills and lyophilizes the XIAFLEX bulk drug substance that we manufacture and produces sterile diluent. Catalent Pharma Solutions, LLC (“Catalent”) packages and finishes the XIAFLEX products.  Testim is manufactured for us by DPT Laboratories, Ltd. (“DPT”), under a contract that expires on December 31, 2015, and also by Contract Pharmaceuticals Limited Canada (“CPL”) as a secondary supplier under a contract that expires on July 31, 2014.  We also rely on third parties for certain packaging services for our products.

The manufacture of pharmaceutical products requires significant expertise and capital investment. JHS, Catalent, DPT, CPL or any other third-party manufacturer or packager may encounter difficulties in production. These problems may include:

·              difficulties with production costs and yields;

·              availability of raw materials and supplies;

·              issues with quality control and assurance;

·              damage to, or complete loss of, raw materials, supplies or finished product;

·              shortages of qualified personnel;

·              compliance with strictly enforced federal, state and foreign regulations; and

·              lack of capital funding.

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

We incurred significant losses since our inception and, although we have achieved initial profitability during this second quarter of 2012, we may not remain profitable every quarter.

We have incurred significant losses since our inception, including net losses of $32.9 million for the twelve months ended December 31, 2011. As of December 31, 2011, we had an accumulated deficit of $408.1 million. We expect to continue to incur substantial expenses.  We achieved initial profitability for the second quarter of 2012; however, it is possible that we will not be able to remain profitable in every quarter.  In order to maintain profitability, we will need to generate significantly greater revenues from Testim and XIAFLEX for Dupuytren’s and from our pipeline. If we fail to maintain profitability on a quarter-to-quarter basis, the value of our common stock may decline substantially.

As a company that generates a small profit, or that may generate a small loss, the standard of materiality applied by our independent registered public accountants in reviewing our financial reporting is currently very low; consequently, an issue of relative insignificance in relation to the size and scope of our operations may very likely be given great weight for accounting purposes and could have negative consequences for our financial reporting.  Issues that we do not believe would have risen to the level of a material accounting issue for us in prior reporting periods could now cause us to report significant deficiencies or, in certain cases, restate our financial statements, and such deficiencies or restatements could have a material adverse effect on us and our stock price.

Our future results are unpredictable, and therefore, our common stock is a highly speculative investment.

Our future results are unpredictable and our success is dependent upon many factors. Accordingly, you must consider our prospects in light of the risks and difficulties we may encounter. Our stock price may be volatile and you may lose some or all of your investment.  For the foreseeable future, if we are unable to grow sales of our products and out-licensing revenues, we will be unable to increase our revenues or maintain profitability and we may be forced to delay or change our current plans to develop our product candidates.

If our financial resources and sources of liquidity are not sufficient to satisfy our liquidity requirements or fund our anticipated operations, we may either need or choose to borrow money or issue additional equity or debt or we may be required to limit, scale back or cease our operations.

Based on our current plans and expectations, we believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations for the next twelve months. We may elect to raise additional funds in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, enhance our ability to acquire businesses or companies or acquire or in-license approved products or product candidates or technologies for development, and to maintain adequate cash reserves to minimize financial market fundraising risks. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business. If we are unable to obtain this additional financing, we may be required to:

·       reduce the size or scope, or both, of our sales and marketing efforts for Testim, XIAFLEX or any of our future products;

·       delay or reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities;

·       seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and/or

·       relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we currently market or would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

Item 6.  Exhibits.

Exhibit No.	Description

3.1

Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2†	Amended and Restated Bylaws of the Registrant as amended on June 21, 2012.

10.1*

Registrant’s 2004 Equity Compensation Plan, amended and restated effective as of June 21, 2012 (filed as Appendix A to the Registrant’s Definitive Proxy Statement, dated April 27, 2012, for its 2012 Annual Meeting of Stockholders, and incorporated by reference herein).

10.2†*	Registrant’s Amended and Restated Board Compensation Program effective June 21, 2012.

10.3†*	Form of Restricted Stock Grant Agreement for performance awards under the Registrant’s 2004 Equity Compensation Plan.

10.4†#	Co-promotion Agreement, dated May 18, 2012, between GlaxoSmithKline LLC and the Registrant.

10.5†	Agreement of Lease, dated July 16, 2012, between Chesterbrook Partners, LP, as landlord, and the Registrant, as tenant.

10.6†*	Amended and Restated Employment Agreement, dated July 19, 2012, by and between the Registrant and Mark A. Glickman

31.1†	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2†	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

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

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: July 31, 2012	/s/ Adrian Adams
Adrian Adams
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: July 31, 2012	/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2†	Amended and Restated Bylaws of the Registrant amended as of June 21, 2012.

10.1*

Registrant’s 2004 Equity Compensation Plan, amended and restated effective as of June 21, 2012 (filed as Appendix A to the Registrant’s Definitive Proxy Statement, dated April 27, 2012, for its 2012 Annual Meeting of Stockholders, and incorporated by reference herein).

10.2†*	Registrant’s Amended and Restated Board Compensation Program effective June 21, 2012.

10.3†*	Form of Restricted Stock Grant Agreement for performance awards under the Registrant’s 2004 Equity Compensation Plan.

10.4†#	Co-promotion Agreement, dated May 18, 2012, between GlaxoSmithKline LLC and the Registrant.

10.5†	Agreement of Lease, dated July 16, 2012, between Chesterbrook Partners, LP, as landlord, and the Registrant, as tenant.

10.6†*	Amended and Restated Employment Agreement, dated July 19, 2012, by and between the Registrant and Mark A. Glickman

31.1†	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2†	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

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