Form 10-Q/A
period 2012-06-30
AUXILIUM PHARMACEUTICALS INC
filed 2012-11-02
CIK 1182129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note:

The registrant is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on July 31, 2012 (the “Form 10-Q”), solely for the purpose of filing Exhibit 10.4 hereto, to which the registrant has restored certain information previously redacted from the version of such exhibit that was filed with the Form 10-Q.  No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q (except the information restored to Exhibit 10.4 filed herewith).

PART II. OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.	Description

3.1

Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2^	Amended and Restated Bylaws of the Registrant as amended on June 21, 2012.

10.1*

Registrant’s 2004 Equity Compensation Plan, amended and restated effective as of June 21, 2012 (filed as Appendix A to the Registrant’s Definitive Proxy Statement, dated April 27, 2012, for its 2012 Annual Meeting of Stockholders, and incorporated by reference herein).

10.2^*	Registrant’s Amended and Restated Board Compensation Program effective June 21, 2012.

10.3^*	Form of Restricted Stock Grant Agreement for performance awards under the Registrant’s 2004 Equity Compensation Plan.

10.4†#	Co-promotion Agreement, dated May 18, 2012, between GlaxoSmithKline LLC and the Registrant.

10.5^	Agreement of Lease, dated July 16, 2012, between Chesterbrook Partners, LP, as landlord, and the Registrant, as tenant.

10.6^*	Amended and Restated Employment Agreement, dated July 19, 2012, by and between the Registrant and Mark A. Glickman

31.1^	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2^	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32^

Certification of Adrian Adams, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS§^	XBRL Instance Document

101.SCH§^	XBRL Taxonomy Extension Schema Document

101.CAL§^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§^	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§^	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

#	Certain information in this exhibit has been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC.

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

^

Filed or furnished, as applicable, as an exhibit (with the corresponding exhibit number) to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2012, File No. 000-50855, to which this Form 10-Q/A is Amendment No. 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILIUM PHARMACEUTICALS, INC.

Date: November 2, 2012	/s/ Adrian Adams
Adrian Adams
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: November 2, 2012	/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2^	Amended and Restated Bylaws of the Registrant amended as of June 21, 2012.

10.1*

Registrant’s 2004 Equity Compensation Plan, amended and restated effective as of June 21, 2012 (filed as Appendix A to the Registrant’s Definitive Proxy Statement, dated April 27, 2012, for its 2012 Annual Meeting of Stockholders, and incorporated by reference herein).

10.2^*	Registrant’s Amended and Restated Board Compensation Program effective June 21, 2012.

10.3^*	Form of Restricted Stock Grant Agreement for performance awards under the Registrant’s 2004 Equity Compensation Plan.

10.4†#	Co-promotion Agreement, dated May 18, 2012, between GlaxoSmithKline LLC and the Registrant.

10.5^	Agreement of Lease, dated July 16, 2012, between Chesterbrook Partners, LP, as landlord, and the Registrant, as tenant.

10.6^*	Amended and Restated Employment Agreement, dated July 19, 2012, by and between the Registrant and Mark A. Glickman

31.1^	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2^	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32^

Certification of Adrian Adams, the Registrant’s Principal Executive Officer, and James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS§^	XBRL Instance Document

101.SCH§^	XBRL Taxonomy Extension Schema Document

101.CAL§^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§^	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§^	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

#	Certain information in this exhibit has been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC.

†	Filed herewith.

^

Filed or furnished, as applicable, as an exhibit (with the corresponding exhibit number) to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2012, File No. 000-50855, to which this Form 10-Q/A is Amendment No. 1.

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