Form 10-Q
period 2012-09-30
AUXILIUM PHARMACEUTICALS INC
filed 2012-11-08
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 1, 2012, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 49,207,619.

AUXILIUM PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$41,342	$37,535
Short-term investments	132,153	116,722
Accounts receivable, trade, net	49,066	42,742
Accounts receivable, other	698	2,398
Inventories, current	18,164	23,864
Prepaid expenses and other current assets	3,032	2,643
Total current assets	244,455	225,904
Inventories, non-current	48,998	29,239
Property and equipment, net	27,074	29,623
Long-term investments	2,339	2,371
Other assets	14,758	13,834
Total assets	$337,624	$300,971

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,597	$4,479
Accrued expenses	88,225	77,620
Deferred revenue, current portion	8,404	7,820
Deferred rent, current portion	1,220	1,153
Total current liabilities	105,446	91,072
Deferred revenue, long-term portion	123,828	120,117
Deferred rent, long-term portion	4,468	5,384
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 49,339,625 and 48,236,137 shares at September 30, 2012 and December 31, 2011, respectively	493	482
Additional paid-in capital	520,034	495,949
Accumulated deficit	(412,571)	(408,059)
Treasury stock at cost: 135,579 and 131,591 at September 30, 2012 and December 31, 2011, respectively	(3,320)	(3,239)
Accumulated other comprehensive loss	(754)	(735)
Total stockholders’ equity	103,882	84,398
Total liabilities and stockholders’ equity	$337,624	$300,971

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$71,043	$66,731	$222,819	$191,037
Operating expenses*:
Cost of goods sold	15,849	13,527	50,256	39,159
Research and development	10,591	14,161	32,771	43,230
Selling, general and administrative	55,344	43,262	144,874	129,789
Total operating expenses	81,784	70,950	227,901	212,178
Loss from operations	(10,741)	(4,219)	(5,082)	(21,141)
Interest income	253	179	570	285
Interest expense	0	(18)	0	(197)
Net loss	$(10,488)	$(4,058)	$(4,512)	$(21,053)
Basic and diluted net loss per common share	$(0.21)	$(0.08)	$(0.09)	$(0.44)
Shares used to compute net loss per common share:	49,078,321	47,933,447	48,636,444	47,843,570

*includes the following amounts of stock-based compensation expense:
Cost of goods sold	$20	$15	$57	$42
Research and development	801	836	2,045	2,406
Selling, general and administrative	2,719	2,989	9,010	9,691

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(10,488)	$(4,058)	$(4,512)	$(21,053)
Other comprehensive income (loss):
Unrealized losses on investments	(38)	(206)	(12)	(144)
Foreign currency translation adjustment	4	(13)	(7)	(10)
Total	(34)	(219)	(19)	(154)
Comprehensive loss	$(10,522)	$(4,277)	$(4,531)	$(21,207)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,512)	$(21,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,112	12,139
Depreciation and amortization	7,100	5,742
Changes in operating assets and liabilities:
Increase in accounts receivable, trade and other	(4,624)	(12,321)
Increase in inventories	(13,110)	(12,538)
Increase in prepaid expenses, other current assets and other assets	(1,790)	(4,697)
Increase in accounts payable and accrued expenses	13,702	15,234
Increase in deferred revenue	4,295	44,175
Decrease in deferred rent	(849)	(577)
Net cash provided by operating activities	11,324	26,104

Cash flows from investing activities:
Purchases of short-term investments	(154,001)	(109,084)
Redemptions of short-term investments	138,490	10,327
Purchases of property and equipment	(4,073)	(5,254)
Purchases of other assets	—	(1,900)
Redemptions of long-term investments	100	300
Net cash used in investing activities	(19,484)	(105,611)

Cash flows from financing activities:
Proceeds from exercise of common stock options	10,227	1,516
Employee Stock Purchase Plan purchases	1,720	922
Treasury stock acquisition	(81)	(161)
Payments in common stock	87	104
Net cash provided by financing activities	11,953	2,381
Effect of exchange rate changes on cash	14	(8)
Increase (decrease) in cash and cash equivalents	3,807	(77,134)
Cash and cash equivalents, beginning of period	37,535	128,207
Cash and cash equivalents, end of period	$41,342	$51,073

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2012

(In thousands, except share amounts)

(Unaudited)

							Accumulated
			Additional				other
	Common stock		paid-in	Accumulated	Treasury Stock		comprehensive
	Shares	Amount	capital	deficit	Shares	Cost	loss	Total
Balance, January 1, 2012	48,236,137	$482	$495,949	$(408,059)	131,591	$(3,239)	$(735)	$84,398
Exercise of common stock options	933,442	9	10,218	0	0	0	0	10,227
Employee Stock Purchase Plan purchases	102,225	1	1,719	0	0	0	0	1,720
Stock-based compensation	63,887	1	12,061	0	0	0	0	12,062
Payments in common stock	3,934	0	87	0	0	0	0	87
Treasury stock acquisition	0	0	0	0	3,988	(81)	0	(81)
Other comprehensive loss	0	0	0	0	0	0	(19)	(19)
Net loss	0	0	0	(4,512)	0	0	0	(4,512)
Balance, September 30, 2012	49,339,625	$493	$520,034	$(412,571)	135,579	$(3,320)	$(754)	$103,882

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to Form 10-Q.  Certain disclosures required for complete annual financial statements are not included herein.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The information at September 30, 2012 and for the respective three and nine month periods ended September 30, 2012 and 2011 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein.  The December 31, 2011 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2011 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

The following is a reconciliation of net loss and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share (in $ thousands, except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(10,488)	$(4,058)	$(4,512)	$(21,053)

Denominator:
Weighted-average common shares outstanding	49,129,521	47,960,861	48,663,474	47,876,376
Weighted-average unvested restricted common shares subject to forfeiture	(51,200)	(27,414)	(27,030)	(32,806)

Shares used in calculating basic net loss per common share	49,078,321	47,933,447	48,636,444	47,843,570

Basic and diluted net loss per common share	$(0.21)	$(0.08)	$(0.09)	$(0.44)

(c)   Revenue Recognition

Net revenues for the three and nine months ended September 30, 2012 and 2011 comprise the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Testim revenues-
Net U.S. revenues	$54,642	$52,945	$175,004	$148,175
International revenues	710	698	2,760	2,127
	55,352	53,643	177,764	150,302
XIAFLEX revenues-
Net U.S. revenues	13,216	10,260	37,706	28,775
Revenue recognition change	0	0	0	1,804
International revenues	2,475	2,828	7,349	10,156
	15,691	13,088	45,055	40,735
Total net revenues	$71,043	$66,731	$222,819	$191,037

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S., net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received on its out-licensing agreements, together with royalties earned on product sales by the licensees.

In the first quarter of 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues and Net income reported for the nine months ended September 30, 2012 in the amount of $820,000.  Management believes this adjustment is not material to the Company’s results of operations for 2012 and 2011.

Up-front and milestone payments-

On February 22, 2012, the Company entered into a collaboration agreement (the “Actelion Agreement”) with Actelion Pharmaceuticals Ltd. (“Actelion”).  See Note 5 for a summary of the contract terms. For accounting purposes, the Company has determined that the Actelion Agreement requires several deliverables, including development and commercialization rights, and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Actelion Agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Actelion, together with associated royalties on net sales of the product, will be recognized as revenue for the supply element when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements do not have stand-alone value to Actelion. The up-front and milestone payments received from Actelion and all potential future milestone payments are considered to relate to this one combined unit of accounting and are being amortized to revenue on a straight-line basis over the estimated life of the Actelion Agreement, which is estimated to be 18 years. When future milestones are earned, the Company will record as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date of the milestone.

The Company paid BioSpecifics Technologies Corp. (“BioSpecifics”) $599,000 for its share of the up-front and milestone payments received from Actelion. This amount has been deferred and will be amortized as cost of goods sold on a straight-line basis over the estimated life of the Actelion Agreement. As potential future milestone payments are received from Actelion, the required payments to BioSpecifics for their share of such milestone payments will be recognized as cost of goods sold, or as deferred costs, in proportion to the related milestone revenue or deferral, respectively.

Revenue recognition change-

In the first quarter of 2011, the Company began recognizing revenue for XIAFLEX product shipments at the time of delivery of XIAFLEX to the Company’s U.S. customers, which are primarily a limited number of wholesalers, specialty pharmacies and specialty distributors who ship the product on an as needed basis to individual healthcare providers. In contrast, during 2010 the recognition of revenue, and related product costs, for XIAFLEX product shipments was deferred until those wholesalers, specialty pharmacies and specialty distributors shipped product to physicians for administration to patients because the Company could not initially assess the flow of XIAFLEX through its distribution channel as it was new to the marketplace. As a result of this change in revenue recognition, net revenues for the nine months ended September 30, 2011 include a benefit of $1,804,000 (representing revenue previously deferred, net of allowances of $59,000) and the net loss for the nine months ended September 30, 2011 includes a benefit of $1,743,000, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

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

As of September 30, 2012, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$41,342	$41,342	$0	$0
Short-term investments	132,153	28,495	103,658	0
Long-term investments:
Auction rate securities	2,339	0	0	2,339
Total financial assets	$175,834	$69,837	$103,658	$2,339

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$37,535	$37,535	$0	$0
Short-term investments	116,722	24,156	92,566	0
Long-term investments:
Auction rate securities	2,371	0	0	2,371
Total financial assets	$156,628	$61,691	$92,566	$2,371

The Company considers its short-term investments to be “available for sale” and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at September 30, 2012 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $356,000 as of September 30, 2012.

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

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2012 (in thousands):

Long -term Investments	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Beginning balance	$2,324	$2,371
Transfers into Level 3	0	0
Settlements	0	(100)
Unrealized gain- included in other comprehensive income	15	68
Ending balance	$2,339	$2,339

There were no transfers between Level 1 and 2.

3.     INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$7,377	$7,773
Work-in-process	51,164	34,688
Finished goods	8,621	10,642
	67,162	53,103
Inventories, current	18,164	23,864
Inventories, non-current	$48,998	$29,239

Finished goods inventories at September 30, 2012 and December 31, 2011 above are net of a $1,066,000 reserve recorded in 2010 for packaged XIAFLEX inventory that may expire prior to its expected sale date. Inventories expected to be utilized in the next 12-month period are classified as current, and inventories expected to be utilized beyond that period are classified as non-current. In determining the classification of inventory, the Company considers a number of factors, including historical sales experience and trends, wholesaler inventory levels, estimates of future sales growth and forecasts of demand provided by the Company’s collaboration partners.

4.     ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Payroll and related expenses	$13,753	$15,662
Royalty expenses	9,597	9,599
Research and development expenses	3,874	2,594
Sales and marketing expenses	19,472	11,643
Rebates, discounts and returns accrual	36,065	31,994
Other	5,464	6,128
	$88,225	$77,620

5.     COLLABORATIONS AND LICENSE AGREEMENTS

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

The Company received an up-front payment of $10,000,000 from Actelion upon contract signing.  In  July 2012, the Company was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren’s contracture in adults with a palpable cord in Canada. As a result of this milestone, Actelion paid the Company $500,000. In addition to these payments, Actelion may also make up to $15,500,000 in potential regulatory, pricing, and reimbursement milestone payments and $42,500,000 in potential sales milestone payments.  Actelion will obtain the product exclusively from the Company at a supply price equal to the Company’s prevailing manufacturing cost at the time of the applicable order, plus a specified, tiered mark-up, provided that Actelion’s cost is subject to a specified cap.  In addition, the Company will receive increasing tiered double-digit royalties based on sales of XIAFLEX in the Actelion Territory. This royalty percentage increases upon the achievement of a specified threshold of aggregate annual net sales of XIAFLEX. If a generic to XIAFLEX is deemed under terms of the agreement to have entered a country within the Actelion Territory, the royalty percentage will decrease.

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

On a quarterly basis, the Company will pay GSK a promotional payment equal to 65% of incremental net sales above a baseline established under the GSK Agreement. If the GSK Agreement is not terminated prior to September 30, 2015, then, in addition to the promotional payments, the Company will, under certain circumstances, make post-expiration payments to GSK for up to the following two years. The Company’s obligation to make post-expiration payments to GSK is significantly reduced or eliminated in the event of early termination of the GSK Agreement.

The Company believes that the GSK Agreement will extend to its full term through September 30, 2015 and, in such case, it will be obligated to make post-expiration payments to GSK. Such post-expiration payments have been estimated and are being accrued in Selling, general and administrative expenses on a straight-line basis over the term of the GSK Agreement. The amount of this expense recorded during the three and nine months ended September 30, 2012 is $2,150,000.

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

6.     STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2006 Employee Stock Purchase Plan, as approved by the stockholders of the Company, employees may purchase shares of the Company’s common stock at a 15% discount through payroll deductions. In June 2012, employees purchased 55,015 shares of common stock at a price of $16.83 per share, representing 85% of the closing price of the common stock on January 3, 2012, the purchase price for the first day of the purchase period. At September 30, 2012, there were 328,943 shares available for future grants under the plan.

Under the Company’s 2004 Equity Compensation Plan, as amended (the 2004 Plan), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services to the Company. In June 2012, the stockholders approved the increase of shares authorized for issuance under the 2004 Plan to 15,800,000. As of September 30, 2012, the Company has granted non-qualified stock options and restricted stock under the 2004 Plan. At September 30, 2012, there were 4,374,904 shares available for future grants under the 2004 Plan.

(a)   Stock Option Information

During the nine months ended September 30, 2012, the Company granted non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. These options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted and they vest no later than four years from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the nine month period ended September 30, 2012:

	Nine Months Ended September 30, 2012
			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Stock options	Shares	price	life (in years)	value
Outstanding at December 31, 2011	7,262,718	$22.53
Granted	1,782,594	20.09
Exercised	(933,442)	10.96
Forfeited	(1,358,218)	27.36
Outstanding at September 30, 2012	6,753,652	22.52	7.43	$27,074,000
Exercisable at September 30, 2012	3,154,389	23.69	5.86	13,163,000

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $24.46 per share as of September 30, 2012, that would have been received by the option holders had all option holders exercised their options as of that date. During the nine months ended September 30, 2012, total intrinsic value of options exercised was $9,037,000. As of September 30, 2012, exercisable options to purchase 1,401,496 shares of the Company’s common stock were in-the-money.

(b)   Stock Awards

During the nine months ended September 30, 2012, the Company granted a total of 148,600 performance-based restricted stock unit awards to certain officers. The right to receive shares of common stock will be earned (subject to vesting) upon attainment of two performance goals, weighted as follows: 60% weighting on attaining a specified level of U.S. net sales of XIAFLEX in the year ending December 31, 2012 and 40% weighting based upon the date of filing of the supplemental Biologic License Application for XIAFLEX for Peyronie’s disease. The number of shares of restricted stock units earned will vest 33 1/3% on the date the performance goal is achieved with the balance vesting in two equal instalments thereafter on the first and second anniversary of the date the performance goal is achieved. As of September 30, 2012, management estimates that the issuance of approximately 50,000 shares of restricted stock is probable under these awards.

(c)   Restricted Stock

During the nine months ended September 30, 2012, the Company granted 13,700 restricted shares to certain employees, with 5,200 and 8,500 of these restricted shares vesting rateably over three and four years, respectively, at one year intervals from the grant date, assuming continued employment of the grantee.  In addition, during the nine months ended September 30, 2012, the Company granted 30,000 restricted shares to members of the Board of Directors that will vest on the date of the 2013 annual shareholders meeting, assuming continued service of the grantee.

The following table summarizes the restricted stock activity for the nine-month period ended September 30, 2012:

		Weighted
		average
		grant-date
	Shares	fair value
Nonvested at December 31, 2011	13,752	$27.08
Issued	43,700	23.85
Vested	(6,252)	28.50
Cancelled	0
Nonvested at September 30, 2012	51,200	23.87

(d)  Valuation Assumptions and Expense Information

Total stock-based compensation costs charged against income for the nine months ended September 30, 2012 and 2011 amounted to $11,112,000 and $12,139,000, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $4,542,000 and $3,079,000 at September 30, 2012 and 2011, respectively.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average assumptions:
Expected life of options (in years)	6.25	6.25	6.26	6.29
Risk-free interest rate	1.17%	1.29%	1.05%	2.37%
Expected volatility	50.17%	50.51%	50.69%	50.44%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The expected volatility is based on the historical volatility of the Company. The Company uses the simplified calculation of expected option life prescribed in the guidance issued by the Securities and Exchange Commission because the Company’s history is inadequate to determine a reasonable estimate of the option life. The dividend yield is determined based on the Company’s history to date and management’s estimate of dividends over the option life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant.

During the nine months ended September 30, 2012, the weighted-average grant-date fair value of options granted was $9.87. As of September 30, 2012, approximately $26,578,000 of total unrecognized stock-based compensation cost related to all share-based payments will be recognized over the weighted-average period of 2.76 years.

7.  COMMITMENTS AND CONTINGENCIES

(a)   Leases

On July 16, 2012, the Company entered into a lease agreement for new corporate headquarters in Wayne, Pennsylvania. The initial term of the lease is 132 months, commencing upon substantial completion of certain improvements to the facility that are anticipated to be completed in the first quarter of 2013. The Company has an option to extend the lease term for two additional five-year periods at fair market rental value determined in accordance with the provisions of the lease. The lease provides, for the first year of the lease, the abatement of rent payments (subject to the Company’s obligation to repay the unamortized portion of the abated amounts on terms specified in the lease in the event of early termination or an uncured default by the Company) and, thereafter, escalating minimum monthly rent payments. In addition to rent obligations, the Company will be responsible for certain costs and charges specified in the lease, including certain operating expenses, utility expenses, and maintenance and repair costs relating to the facility, taxes, and insurance.

Under the terms of the lease, the Company was required to deposit with the landlord a letter of credit in the amount of $456,410 to secure the Company’s performance of its obligations under the lease. The Company is permitted to reduce the amount of the letter of credit if it achieves certain specified financial milestones after the third anniversary of the execution of the lease.

Minimum lease payments over the initial lease term aggregate approximately $21,760,000. The annual amount of minimum lease payments approximates $1,826,000 for the first two years of the lease and $1,900,000 for the third and fourth years. The Company will not, however, be required to pay rent under the lease for the first year of the term, subject to the Company’s obligation to repay the unamortized portion of the abated first year’s rent on terms specified in the lease if the lease or the Company’s right to possess the premises is terminated early, in either case, due to an uncured default by the Company. The landlord will make available to the Company a tenant improvement allowance of up to $3,204,188 for improvements to the facility. Any improvement costs above this amount will be the responsibility of the Company. If the Company requires less than $3,204,188 for improvements, the Company will be entitled to a credit against its rent payments in the amount of the difference.

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

As previously reported on September 14, 2012 in a Current Report on Form 8-K, we and FCB learned on September 11, 2012 that Upsher-Smith had filed on September 10, 2012 in the United States District Court for the District of New Jersey a complaint for declaratory judgment seeking a declaration of non-infringement and/or invalidity of FCB’s U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  All of the eight referenced patents cover our Testim® 1% testosterone gel, and the eight referenced patents are among the ten FCB patents covering Testim that are currently listed in the Orange Book.  The referenced patents will expire between 2023 and 2025.  We and FCB have recently filed a Motion to Dismiss this case.

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

8.  SUBSEQUENT EVENT

On November 6, 2012, the Company and Pfizer Inc. (“Pfizer”, together with the Company the “Parties”) entered into an amendment (the “Pfizer Amendment”) to the Development, Commercialization and Supply Agreement, dated as of December 17, 2008, by and among the Parties (the “Pfizer Agreement”)  regarding their collaboration agreement for the development, commercialization and supply of XIAPEX in the European Union and certain other European and Eurasian countries.  As a result of the Pfizer Amendment, the Pfizer Agreement will terminate no later than April 24, 2013 (the “Termination Date”).  Prior to this mutual Termination Date, the Parties will continue to perform all of their obligations as described in the Pfizer Agreement.  After the Termination Date, all rights held by Pfizer to commercialize XIAPEX and the responsibility for regulatory activities for XIAPEX in the aforementioned countries will revert, at no cost, to the Company. In addition, Pfizer will have the right to sell its remaining XIAPEX inventory for the six month period following the Termination Date so long as Pfizer continues to make the commercialization and royalty payments on such sales that were established pursuant to the Pfizer Agreement.

The remaining deferred revenue and deferred cost balances relating to the Pfizer Agreement totaled $103,404,000 and $9,311,000, respectively, at September 30, 2012. In the fourth quarter of 2012, cumulative catch-up adjustments of the Pfizer Agreement revenue and cost will be recorded to reflect the revised term of the Pfizer Agreement. As a result, the fourth quarter revenue amortization of deferred up-front and milestone payments received from Pfizer will amount to $93,601,000 and the fourth quarter amortization of the related deferred cost will amount to $8,429,000. The deferred revenue and deferred cost balances remaining at December 31, 2012 will be recognized in income in 2013 over the remaining term of the Pfizer Agreement.

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

In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements.  Such risks and uncertainties include, among other things:

•                  the commercial success in the United States (“U.S.”) of XIAFLEX (collagenase clostridium histolyticum) for the treatment of adult Dupuytren’s contracture (Dupuytren’s) patients with a palpable cord;

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

•                  the U.S. Food and Drug Administration (“FDA”) accepting for review our recently submitted supplemental Biologics License Application (“sBLA”) for XIAFLEX for the treatment of Peyronie’s disease;

•                  obtaining approval from the U.S. FDA for XIAFLEX for the treatment of Peyronie’s disease;

•                  the size of addressable markets for our products and product candidates;

•                  maximizing revenues of Testim and XIAFLEX in the currently approved indications;

•                  competing effectively with other Testosterone Replacement Therapy (TRT) products, including potential generic competition;

•                  the success of our co-promotion arrangement with GSK for Testim;

•                  growth in sales of Testim;

•                  growth of the overall TRT market;

•                  the amount of resources our competitors devote to consumer awareness, advertising, promotional and other activities that drive the growth of the gel segment of the TRT market;

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

•                  the ability to obtain authorization from the FDA or other regulatory authorities to initiate clinical trials of XIAFLEX within the expected timeframes;

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

These risks and uncertainties are not exhaustive.  For a more detailed discussion of risks and uncertainties, see “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, “Item 1A — Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, “Item 1A — Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and “Item 1A — Risk Factors” of Part II of this Quarterly Report.  Other sections of this Quarterly Report and our other SEC filings, oral or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects.  Moreover, we operate in a very competitive and rapidly changing environment.  Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements.  We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws.  We qualify all forward-looking statements by these cautionary statements.

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

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences and a growing primary care physician audience.  We reported net revenues in the third quarter of 2012 of $71.0 million, an increase of 6% over the $66.7 million reported in the third quarter of 2011.  We reported a net loss of ($10.5) million, or ($0.21) per share, compared to a net loss of ($4.1) million, or ($0.08) per share, reported for the third quarter of 2011.  We are a fully integrated company and had approximately 524 employees at the end of the first nine months of 2012, including approximately 298 employees in our commercial organization, 116 employees in manufacturing and quality, 59 employees in research and development and 51 employees in administrative support.  As of September 30, 2012 we had $173.5 million in cash, cash equivalents and short-term investments and no debt.

We currently market two products: Testim® testosterone gel and XIAFLEX® (collagenase clostridium histolyticum).  Testim is a proprietary, topical 1% testosterone once-a-day gel indicated for the treatment of hypogonadism.  Hypogonadism is defined as reduced or absent secretion of testosterone which can lead to symptoms such as low energy, loss of libido, adverse changes in body composition, irritability and poor concentration.  XIAFLEX is a proprietary, injectable collagenase enzyme approved by the FDA for the treatment of Dupuytren’s contracture (“Dupuytren’s”) in adult patients with a palpable cord.

Testim is approved in the U.S., Canada and much of Europe for the treatment of hypogonadism.  We commercialize Testim in the U.S., and, commencing in July 2012, GlaxoSmithKline LLC (“GSK”) also markets Testim in the U.S. pursuant to a co-promotion agreement we and GSK entered into in May 2012 (the “GSK Agreement”).  Internationally, Ferring International Center S.A. (“Ferring”) and Paladin Labs Inc. (“Paladin”) market Testim on our behalf in certain European countries and Canada, respectively. Testim worldwide net revenues for the third quarter of 2012 were $55.4 million, a 3% increase over the $53.6 million recorded in the third quarter of 2011.  Testim represents an attractive and profitable revenue platform in the Testosterone Replacement Therapies (“TRT”) market in the U.S. which was $1.6 billion in 2011 and exhibited growth of 24% from 2010. This growth rate was driven, primarily, by large pharmaceutical companies that have launched products and increased promotional activities to increase awareness in this underserved market.  The once daily gel segment of the TRT market in which Testim competes has experienced a 27% compound annual growth rate since 2007, and represents 88% or $1.4 billion of the total U.S. TRT market. The growth of the once daily gel segment is, however, not linear on a quarterly basis, with market expansion occurring sporadically on a quarterly basis.  Total prescriptions in the once daily gel segment of the TRT market in 2011 only grew 15.4% from 2010.  Prior to the GSK co-promotion arrangement, our sales force focused on approximately 13% of the approximately 165,000 physicians in the U.S. who prescribe TRT products, which physicians are responsible for roughly one-half of all gel TRT prescriptions.  With GSK having recently commenced marketing Testim in the U.S. in July 2012, we believe that the combined efforts of our and GSK’s respective sales forces will focus on 25% of the approximately 165,000 physicians in the U.S. who prescribe TRT products, which physicians are responsible for approximately 80% of all gel TRT prescriptions.

Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. As the disease progresses, collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired.  Prior to approval of XIAFLEX, surgery was the only effective treatment. We launched XIAFLEX for the treatment of Dupuytren’s in the U. S. in March 2010, and currently field a sales force of approximately 62 employees and 20 reimbursement specialists.  They are supported by a group of approximately 8 regional medical scientists.  We have partnered with Pfizer Inc. for development and commercialization of XIAPEX® (European Union (“EU”) tradename for XIAFLEX) for Dupuytren’s and Peyronie’s disease (“Peyronie’s”) in Europe and certain Eurasian countries.  Pfizer received marketing authorization for Dupuytren’s by the European Commission on February 28, 2011 and began sales in certain countries of the EU in April 2011.  We have partnered with Asahi Kasei Pharma Corporation (“Asahi Kasei”) for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Japan. We have also partnered with Actelion Pharmaceuticals Ltd. (“Actelion”) for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Australia, Brazil, Canada and Mexico.  In July 2012, we were granted a Notice of Compliance (approval) by Health Canada for

XIAFLEX for the treatment of Dupuytren’s contracture in adults with a palpable cord in Canada.  Actelion expects to make XIAFLEX available to patients in Canada in the first half of 2013.

We are seeking a partner or partners for development and commercialization in the rest of the world.  U.S. XIAFLEX net revenues increased to $13.2 million compared to $10.3 million for the same 2011 period.  Worldwide net revenues for XIAFLEX were $15.7 million for the third quarter of 2012, an increase as compared to $13.1 million in the third quarter of 2011. International XIAFLEX net revenues decreased for the third quarter of 2012 from the comparable 2011 period because the third quarter 2011 included cumulative catch-up revenue adjustments aggregating $1.0 million relating to international contract milestones earned in the period. Cumulative catch-up revenue amortization recorded in the third quarter of 2012 was insignificant.  Net of catch-up revenue amortization, XIAFLEX international revenues in the third quarter of 2012 increased $0.6 million compared to the third quarter of 2011.

Our current product pipeline includes:

Phase III:

•                  XIAFLEX for the treatment of Peyronie’s with top-line data having been reported in the second quarter of 2012

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

•                  build out our pipeline with products in our current or additional specialty therapeutic areas through acquisitions or in-licensing activities; and

•                  continue our focus on financial discipline.

In the short term, we plan to focus on excellence in commercial execution with respect to Testim and XIAFLEX for Dupuytren’s, bringing additional indications for XIAFLEX to market, and pursuing opportunities for growth through in-licensing or acquisition activities in our current or additional specialty therapeutic areas.  We believe that we are well positioned to be a profitable and sustainable specialty biopharmaceutical company by executing on these core strategic initiatives.  Although our current sales forces for Testim and XIAFLEX have achieved 2011 U.S. average revenues per employee of approximately $1.4 and $0.7 million, respectively, we believe that we can further leverage these sales forces and our expertise in clinical development and regulatory strategy with the addition of new products.  We plan to be opportunistic and nimble with respect to corporate development and licensing opportunities.  We will explore opportunities to add marketed products and/or product opportunities that we believe represent a good strategic fit and are fiscally responsible.  Although we may seek products that have a therapeutic fit with XIAFLEX or Testim, we believe that the core competencies we have with respect to drug development and commercialization can be applied to a number of other specialty focused therapeutic areas.

The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval includes several phases of nonclinical and clinical study to collect data to support an application to regulatory authorities to allow us to market a product for treatment of a specified disease indication. There are many difficulties and uncertainties inherent in research and development and the introduction of new products. There is a high rate of failure inherent in new drug discovery and development. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes many years and incurs significant cost. Failure can occur at any point in the process, including after the product is approved based on post-market factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. Consequently, it can be very difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval, and which will be commercially viable and generate profits for the Company. Successful results in preclinical or phase I/II/III clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug or product candidate and do not guarantee that the FDA or the European Medicines Agency (“EMA”) or any other governmental regulators will approve a product that we believe has an attractive clinical profile.

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

Phase III Clinical Trials

Phase III clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. Phase III clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. They typically include controlled multi-center trials and involve a larger target patient population, ranging from several hundred to several thousand patients to ensure that study results are statistically significant. During Phase III clinical trials, physicians monitor patients to determine efficacy and to gather further information on safety. These trials are generally global in nature and are designed to generate data necessary to submit the product to regulatory agencies for marketing approval. Phase III testing can often last from 2 to 5 years.

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

Testim

License from FCB

In May 2000, Bentley Pharmaceuticals, Inc. (“Bentley”) granted us an exclusive, worldwide, royalty-bearing license to make and sell products incorporating its patented transdermal gel formulation technology that contains testosterone (the “May 2000 License”). We produce Testim under the May 2000 License. The term of the May 2000 License is determined on a country-by-country basis and extends until the later of patent expiration in a country or 10 years from the date of first commercial sale. Under this agreement, we were required to make up-front and milestone payments upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval. In June 2008, CPEX Pharmaceuticals, Inc. (“CPEX”) was spun out of Bentley and became the assignee of certain Bentley assets, including the license agreement governing the May 2000 License and patents we licensed under that agreement. In April 2011, CPEX was acquired by FCB I Holdings Inc. (“FCB”), a newly formed company which is controlled by Footstar Corporation, and the licensed patents were assigned to FCB. The rights and obligations under the license agreement described above inure to FCB and continue to be effective, as will our rights and obligations thereunder. See “Patents and Proprietary Rights” for a discussion of the patents we license from FCB.

Under the May 2000 License, we are obligated to make quarterly royalty payments to FCB based on tiered percentages of the annual net sales of Testim. For net sales of Testim in countries in which FCB holds an applicable enforceable patent, the royalty percentage is within the range of 5-15% for annual net sales per country in the U.S. and Canada and, in all other countries, is equal to a single digit percentage plus a portion of certain additional payments received by us for the sale of Testim. For net sales of Testim in countries in which FCB does not hold an applicable enforceable patent, the royalty percentage is a single digit percentage, the precise value of which is dependent upon whether FCB holds any applicable enforceable patents in other countries at the applicable time of sale.

Each party may terminate the May 2000 License as a result of the other party’s bankruptcy, provided that FCB may not so terminate the May 2000 License so long as it continues to receive royalty payments from us under the May 2000 License. We may terminate the May 2000 License as a result of FCB’s breach or dissolution or cessation of operations. FCB may terminate the May 2000 License as a result of material non-payment by us that continues for thirty days after FCB provides notice of such non-payment.

License to Ferring

In November 2008, we entered into a distribution and license agreement with Ferring (the “Ferring Agreement”). Pursuant to the Ferring Agreement, we appointed Ferring as our exclusive distributor of Testim in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden , the U.K. and all other EU countries where Ferring obtains marketing authorization (the “Ferring Territory”).  Ferring gained approval in July 2012 to distribute Testim in the following additional territories:  Bulgaria, Cyprus, Czech Republic, Estonia, France, Hungary, Lichtenstein, Lithuania, Latvia, Malta, Poland, Romania, Slovenia and the Slovak Republic.  We also granted Ferring an exclusive, royalty-bearing license to import, market, sell and distribute Testim in the Ferring Territory. Ferring is required to purchase all Testim supply from us and to make certain sales milestone and royalty payments. In addition, Ferring was required to make certain up-front and milestone payments to us related to the transfer to Ferring of the marketing authorizations in each country within the Ferring Territory. The initial term of the Ferring Agreement expires on a country-by-country basis ten years after the first commercial sale of Testim in each such country, subject to automatic five-year renewal terms unless either party elects not to renew at least one year prior to the expiration of the then current term.  Either party may terminate the Ferring Agreement as a result of the other party’s breach or bankruptcy.  We may terminate the Ferring Agreement on a country-by-country basis if Ferring fails to meet specified commercial targets or if Ferring or its affiliates commercializes a competing product in any country of the Territory.  We may also terminate the Ferring Agreement in the event of the termination of the May 2000 License or in the event of unauthorized sales of Testim by Ferring outside of the Ferring Territory.  Ferring may terminate the Ferring Agreement on a country-by-country basis upon specified regulatory or intellectual property events.  Ferring may also terminate the Ferring Agreement upon specified supply disruptions.

Under the Ferring Agreement, Ferring paid us $6,200,000 in upfront and milestone payments, and may pay us up to an aggregate of $30,000,000 in additional milestone payments based on the initial achievement of specified increasing annual net sales milestones. In addition, under the Ferring Agreement, Ferring is obligated to make quarterly royalty payments to us based on a single digit percentage of net sales of Testim on a country-by-country basis.  The precise applicable royalty percentage is greater for net sales in countries where Testim is covered by an applicable valid patent.

License to Paladin

We entered into a license and distribution agreement with Paladin in December 2006 (the “Paladin Agreement”). We granted Paladin an exclusive license to use and sell Testim in Canada. The terms of the Paladin Agreement require Paladin to purchase all Testim supply from us.  The initial term of the Paladin Agreement expires on the later of 15 years from its effective date and the expiration of the last valid patent covering Testim in Canada, subject to automatic three-year renewal terms.  Either party may terminate the Paladin Agreement as a result of the other party’s breach or bankruptcy.  We may terminate the Paladin Agreement if Paladin fails to meet specified commercial targets or make specified payments in lieu thereof.  We may also terminate the Paladin Agreement if Paladin sells competitive products in Canada or in the event of material unauthorized sales of Testim by Paladin outside of Canada.  Paladin may terminate the Paladin Agreement upon specified regulatory or intellectual property events or upon specified supply disruptions.

Under the Paladin Agreement, Paladin paid us $1,000,000 in upfront and milestone payments, and may pay us up to an aggregate of $5,000,000 in additional milestone payments based on the initial achievement of specified increasing annual net sales milestones. In addition, under the Paladin Agreement, Paladin is obligated to make quarterly royalty payments to us based on a specified percentage within the range of 10-20% of net sales of Testim in Canada.

XIAFLEX

License from BioSpecifics

In June 2004, we entered into a development and license agreement with BioSpecifics Technologies Corp. (“BioSpecifics”) and amended this agreement in May 2005, December 2005, December 2008 and August 2011 (the “BioSpecifics Agreement”). Under the BioSpecifics Agreement, we have exclusive worldwide rights to develop, market and sell certain products containing the collagenase enzyme, which we refer to as XIAFLEX. Our licensed rights concern the development and commercialization of products, other than dermal formulations labeled for topical administration, and currently, our licensed rights cover the indications of Dupuytren’s, Peyronie’s, Frozen Shoulder syndrome and, upon our optional payment of $500,000 to BioSpecifics, cellulite. We may further expand our rights under the BioSpecifics Agreement, at our option, to cover other indications as they are developed by us or BioSpecifics.

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

We have been, and will be, obligated to make contingent milestone payments to BioSpecifics upon the filing of regulatory applications and receipt of regulatory approval. We have paid BioSpecifics $22.8 million under the BioSpecifics Agreement, of which we paid $4.6 million in 2011and $0.6 million in 2012. The 2011 payments included a payment of approximately $3.8 million, which represented BioSpecifics’ share of the net $41.1 million which Pfizer paid to us as milestone payments under the Pfizer Agreement (as described below). The 2011 payments also included a payment of approximately $0.8 million, which represented BioSpecifics’ share of the $15 million which Asahi Kasei paid to us as milestone payments under the Asahi Agreement (as described below).  In 2012, after we received the $10 million up-front payment and a subsequent $0.5 million milestone payment from Actelion under the Actelion Agreement (as described below), we made payments to BioSpecifics totaling $0.6 million. Additional milestone obligations will be due to BioSpecifics upon further acceptance of filings, approvals and achievement of certain sales levels by our partners. Additionally, if we exercise an option to develop and license XIAFLEX for additional medical indications, an exercised indication fee will be due. Pursuant to the BioSpecifics Agreement, the exercised indication fee for each additional indication, including cellulite, is $500,000.  In addition, under the BioSpecifics Agreement, we are obligated to make quarterly royalty payments to BioSpecifics based on a specified percentage within the range of 5-15% of net sales of XIAFLEX by us in the U.S., by Pfizer (or any successor or subsequent licensee) in the EU and certain Eurasian countries, and by Asahi Kasei in Japan.  The royalty percentage decreases if a generic to XIAFLEX is marketed in these territories.

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

We are responsible, at our cost, for performing early stage development activities for the treatment of edematous fibrosclerotic panniculopathy, more commonly known as cellulite. BioSpecifics has granted us an exclusive license to research, develop, manufacture and use XIAFLEX in connection with this development, and we have the option, upon completion of such early stage development and upon payment to BioSpecifics of a one-time $500,000 license fee, to add the treatment of cellulite to our licensed indications under the BioSpecifics Agreement.

In the event that we sublicense the right to sell XIAFLEX in any country outside of the U.S., the EU and certain Eurasian countries or Japan — as we did in February 2012 to Actelion for Australia, Brazil, Canada and Mexico—we must pay BioSpecifics a specified fraction of the royalty we receive from such sublicense (which payment to BioSpecifics is capped at a specified percentage—within the range of 5-15%—of net sales of XIAFLEX within the applicable country), and a specified mark-up on our cost of goods related to supply of XIAFLEX (which mark-up is capped at a specified percentage—within the range of 5-15%—of our cost of goods of XIAFLEX for the applicable country).

License to Pfizer

Under the Pfizer Agreement, we granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAPEX (EU tradename for XIAFLEX) for the treatment of Peyronie’s and Dupuytren’s upon receipt of the applicable regulatory approvals in the 27 member countries of the EU as it existed as of the effective date of the Pfizer Agreement (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the United Kingdom (the “UK”)), as well as Albania, Armenia, Azerbaijan, Belarus, Bosnia & Herzegovina, Croatia, Georgia, Iceland, Kazakhstan, Kirghiz Republic, Macedonia, Moldova, Montenegro, Norway, Serbia, Switzerland, Tajikistan, Turkey and Uzbekistan (the “Pfizer Territory”).

Pfizer received marketing authorization by the European Commission on February 28, 2011 and XIAPEX is now available in Austria, Denmark, Finland, Norway, Spain, Switzerland, Sweden, and the UK.

Pfizer is obligated to pay certain regulatory and milestone payments to us as well as a specified royalty on net sales of XIAPEX in the Pfizer Territory. As of December 31, 2011, Pfizer had paid us $135 million in up-front and regulatory milestone payments under the Pfizer Agreement. Of this $135 million, Pfizer paid us $45 million in 2011 in connection with the achievement of the regulatory milestones upon the first commercial sales of XIAPEX in Spain and the UK, net of certain development and regulatory costs amounting to $3.9 million that Pfizer was contractually allowed to recoup.  Pfizer remains obligated to pay us up to an additional $350 million if certain specified additional regulatory and commercial milestones for XIAFLEX (on an indication-by-indication basis or for the product as a whole, as the case may be) are achieved prior to April 24, 2013 (which is the date that the Pfizer Agreement, as described below in more detail, will terminate by mutual agreement of the parties pursuant to the Pfizer Amendment). We are not expecting, however, that any additional milestone payments will be paid by Pfizer under the Pfizer Agreement prior to the mutual termination date of April 24, 2013. We will also owe BioSpecifics 8.5% of any future regulatory or commercial milestone payments received from Pfizer. In addition, the Pfizer Agreement provides for quarterly royalty payments based on tiered, double-digit percentages of the aggregate annual net sales of XIAPEX in the Pfizer Territory. Subject to the requirement that Pfizer make certain specified minimum royalty payments, the royalty percentage tiers feature royalty percentages within the ranges of 30-40%, 35-45% and 40-50%. The applicable royalty percentage increases from tier to tier upon the achievement of a specified threshold of aggregate annual net sales of XIAPEX and decreases if a generic to XIAPEX is marketed in the Pfizer Territory.

Pfizer is required to obtain XIAPEX exclusively from us. We were primarily responsible for development activities prior to granting of product approval, and Pfizer has been primarily responsible for development activities in the Pfizer Territory since product approval. We control product development at all times outside of the Pfizer Territory. Pfizer is responsible for preparation of regulatory materials necessary for obtaining and maintaining regulatory approvals in the Pfizer Territory, and for the associated regulatory costs. Pfizer is solely responsible for commercializing XIAPEX in the Pfizer

Territory during the term of the Pfizer Agreement and is solely responsible for costs associated with commercializing XIAPEX in the Pfizer Territory.

Either party may terminate the Pfizer Agreement as a result of the other party’s breach or bankruptcy.  Pursuant to the Pfizer Amendment, the Pfizer Agreement will terminate no later than April 24, 2013 (the “Termination Date”).  Prior to this mutual Termination Date, the Parties will continue to perform all of their obligations as described in the Pfizer Agreement.  After the Termination Date, all rights held by Pfizer to commercialize XIAPEX and the responsibility for regulatory activities for XIAPEX in the aforementioned countries will revert, at no cost, to the Company. In addition, Pfizer will have the right to sell its remaining XIAPEX inventory for the six month period following the Termination Date so long as Pfizer continues to make the commercialization and royalty payments on such sales that were established pursuant to the Pfizer Agreement.

The remaining deferred revenue and deferred cost balances relating to the Pfizer Agreement totaled $103,404,000 and $9,311,000, respectively, at September 30, 2012. In the fourth quarter of 2012, cumulative catch-up adjustments of the Pfizer Agreement revenue and cost will be recorded to reflect the revised term of the Pfizer Agreement. As a result, the fourth quarter revenue amortization of deferred up-front and milestone payments received from Pfizer will amount to $93,601,000 and the fourth quarter amortization of the related deferred cost will amount to $8,429,000. The deferred revenue and deferred cost balances remaining at December 31, 2012 will be recognized in income in 2013 over the remaining term of the Pfizer Agreement.

License to Asahi Kasei

On March 22, 2011, we entered into a development, commercialization and supply agreement with Asahi Kasei (the “Asahi Agreement”). Under the Asahi Agreement, we granted Asahi Kasei the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren’s and Peyronie’s in Japan upon receipt of the applicable regulatory approvals. We also granted Asahi Kasei the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in Japan during the term of the Asahi Agreement. Asahi Kasei paid us an up-front payment of $15 million in March 2011. In addition, Asahi Kasei may make up to $247 million in potential payments, with $37 million tied to development and regulatory milestones and $210 million tied to achievement of aggregate annual net sales thresholds. In addition, the Asahi Agreement provides for quarterly royalty payments based on tiered, double-digit percentages of the aggregate annual net sales of XIAFLEX in Japan. Subject to the requirement that Asahi Kasei make certain specified minimum royalty payments, the royalty percentage tiers feature royalty percentages within the ranges of 30-40% and 35-45%. The applicable royalty percentage increases from tier to tier upon the achievement of a specified threshold of aggregate annual net sales of XIAFLEX and decreases if a generic to XIAFLEX is marketed in Japan.

Under the Asahi Agreement, Asahi Kasei will be responsible for all clinical development, regulatory and commercialization activities for XIAFLEX for the treatment of Dupuytren’s and Peyronie’s for the Japanese market and we will be reimbursed for all costs we may incur in connection with these activities. We will be responsible for all clinical and commercial manufacturing and supply of XIAFLEX for the Japanese market. Each party may terminate the Asahi Agreement as a result of the other party’s breach or bankruptcy.  In the event that, based on consultation with Japanese regulatory authorities, unexpected additional investment would be imposed on Asahi Kasei due to the necessity of expanding clinical studies beyond specified cost thresholds, Asahi Kasei may terminate the Asahi Agreement with respect to Peyronie’s upon written notice following the third anniversary of the Asahi Agreement’s effective date. In the event of termination, all licenses and rights granted to Asahi Kasei under the Asahi Agreement will revert, or be assigned, to us and Asahi Kasei will provide certain assistance with respect to transferring certain of Asahi Kasei’s know-how. In the event of termination by Asahi Kasei, all licenses and rights granted to us under the Asahi Agreement will terminate. Subject to each party’s termination rights, the term of the Asahi Agreement extends on a product-by-product basis from the date of the Asahi

Agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent, (ii) the 15th anniversary of the first commercial sale of the product, or (iii) the entry of a generic to XIAFLEX in the Japanese market.

License to Actelion

On February 22, 2012, we entered into a collaboration agreement with Actelion (the “Actelion Agreement”). Under the terms of the Actelion Agreement, we granted Actelion exclusive rights to develop and commercialize XIAFLEX for the treatment of Dupuytren’s and Peyronie’s in Australia, Brazil, Canada and Mexico upon receipt of the applicable regulatory approvals. We also granted Actelion the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in these countries during the term of the Actelion Agreement. Actelion paid us an up-front payment of $10 million in the first quarter of 2012. In July 2012, the Company was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren’s contracture in adults with a palpable cord in Canada. As a result of this milestone, Actelion paid the Company $500,000.Actelion may make up to $58.0 million in potential payments, with $15.5 million tied to regulatory, pricing, and reimbursement milestones and $42.5 million tied to achievement of aggregate annual net sales thresholds. In addition, the Actelion Agreement provides for quarterly royalty payments based on tiered, double-digit percentages of the aggregate annual net sales of XIAFLEX in these countries. The royalty percentage tiers feature royalty percentages within the ranges of 15-25%, 20-30%, and 25-35%. The applicable royalty percentage increases from tier to tier upon the achievement of specified thresholds of aggregate annual net sales of XIAFLEX and decreases if a generic to XIAFLEX is marketed in these countries.

Under the Actelion Agreement, Actelion will be responsible for all clinical development, regulatory and commercialization activities for XIAFLEX for the treatment of Dupuytren’s and Peyronie’s for Australia, Brazil, Canada and Mexico and Actelion will reimburse us for all out-of-pocket costs we may incur in connection with these activities. We will be responsible for all clinical and commercial manufacturing and supply of XIAFLEX for these countries. Each party may terminate the Actelion Agreement as a result of the other party’s breach or bankruptcy. We may terminate the Actelion Agreement if Actelion fails to meet specified sales thresholds for specified time periods. After the second anniversary of the first commercial sale by Actelion of XIAFLEX, Actelion may terminate the Actelion Agreement (in whole or on a country-by-country basis) upon 180 days’ prior written notice to us. Subject to each party’s termination rights, the term of the Actelion Agreement extends on a product-by-product and country-by-country basis from the date of the Actelion Agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent, (ii) the 15th anniversary of the first commercial sale of the product, (iii) the achievement of a specified market share of generic versions of the product in such country or (iv) loss of certain marketing rights or data exclusivity in such country.

Recent Developments

For the third quarter of 2012, we reported a net loss of ($10.5) million, or ($0.21) per share, compared to a net loss of ($4.1) million, or ($0.08) per share for the third quarter of 2011.

In the third quarter of 2012, we began enrollment for a 600 patient study with XIAFLEX for the concurrent treatment of multiple palpable cords that, if successful, may allow us to seek FDA approval and expansion of the Dupuytren’s label.  Top-line data from the study is expected in the first half of 2014.

In the third quarter of 2012, we completed enrollment in our cellulite phase Ib, Frozen Shoulder phase IIa and phase IV XIAFLEX Dupuytren’s retreatment clinical trials.  Top-line data from these studies is expected in the fourth quarter of 2012, first quarter of 2013 and fourth quarter of 2013, respectively.

In November 2012, we submitted a sBLA to the FDA for XIAFLEX for the potential treatment of Peyronie’s disease.

On September 11, 2012, we and FCB I LLC (“FCB”) learned that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) had filed on September 10, 2012 in the United States District Court for the District of New Jersey a complaint for declaratory judgment seeking a declaration of non-infringement and/or invalidity of FCB’s U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  The referenced patents cover our Testim® 1% testosterone gel and are among the ten FCB patents covering Testim that are currently listed in the Orange Book.  These patents will expire between 2023 and 2025.  We and FCB have recently filed a Motion to Dismiss in this case.

In July 2012 we announced positive top-line data from our open-label phase IIIb trial evaluating XIAFLEX for the treatment of adult Dupuytren’s contracture patients with multiple palpable cords.  The data was also presented at the American Society for Surgery of the Hand in September 2012.  In this study, we enrolled 60 patients at eight sites throughout the U.S. and Australia who received two concurrent injections of 0.58 mg of XIAFLEX per affected hand and efficacy was based on a single injection per contracted joint.  At 30 days, 60% of all joints, 76% of metacarpophalangeal (MP) and 33% proximal interphalangeal joints achieved clinical success (defined as joint correction to 0 to 5 degrees) following this single injection when two 0.58 mg doses of XIAFLEX were administered concurrently into the same hand.  These response rates are numerically higher than the response rates seen after the first single injection in the double-blind placebo controlled phase III studies.  The most common adverse events (“AE’s”) reported in this phase IIIb trial were bruising, pain and swelling at the treatment site.  These AE’s were comparable to the previous trials with the following events being slightly higher with two concurrent injections; bruising, pain, pruritus, and lymphadenopathy.  As in the phase III studies, most AEs resolved within 14 days.  There has been no systemic hypersensitivity events reported in this trial or any of the previous XIAFLEX clinical studies reported to date.  Auxilium intends to present additional data from the trial at a future medical conference.

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

Results of Operations

Change in XIAFLEX Revenue Recognition

As discussed in Note 1 (d) to the Company’s consolidated financial statements contained herein, in the first quarter of 2011, the Company began recognizing revenue for XIAFLEX product shipments at the time of delivery of XIAFLEX to the Company’s U.S. customers, which are primarily a limited number of wholesalers, specialty pharmacies and specialty distributors who ship the product on an as needed basis to individual healthcare providers. In contrast, during 2010, the recognition of revenue and related product costs, for XIAFLEX product shipments was deferred until those wholesalers, specialty pharmacies and specialty distributors shipped product to physicians for administration to patients because the Company could not initially assess the flow of XIAFLEX through its distribution channel as it was new to the marketplace. As a result of this change in revenue recognition, net revenues for the nine months ended September 30, 2011 include a benefit of $1,804,000 (representing revenue previously deferred, net of allowances of $59,000) and the net loss for the nine months ended September 30, 2011 includes a benefit of $1,743,000, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

Three Months Ended September 30, 2012 and 2011

Net revenues.  Net revenues for the three months ended September 30, 2012 and 2011 comprise the following:

	Three months ended September 30,
	2012	2011	Change	% Change
		(in millions)
Testim revenues-
Net U.S. revenues	$54.6	$52.9	$1.7	3%
International revenues	0.7	0.7	—	2%
	55.3	53.6	1.7	3%
XIAFLEX revenues-
Net U.S. revenues	13.2	10.3	2.9	29%
International revenues	2.5	2.8	(0.3)	-12%
	15.7	13.1	2.6	20%
Total net revenues	$71.0	$66.7	$4.3	6%
Revenue allowances as a percentage of gross U.S. revenues	32%	30%	2%

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received on its out-licensing agreements, together with royalties earned on product sales by the licensees.

Testim

The increase in Testim net U.S. revenues for the three months ended September 30, 2012 compared to the comparable prior year period resulted primarily from increases in pricing , net of revenue allowances, partially offset by a slight decline in shipment levels. Testim net U.S. revenues for the third quarter of

2012 benefited from an increase in net selling price of 5% consisting of gross price increases having a cumulative impact of 8% over the comparable 2011 period, offset in part by an increase in revenue allowances for managed care contract rebates and government health plan charge-backs.  According to National Prescription Audit data from IMS Health, a pharmaceutical market research firm, Testim total prescriptions for the third quarter of 2012 increased 1% over the comparable period of 2011.

XIAFLEX

Total revenues for XIAFLEX in the third quarter of 2012 were $15.7 million compared to $13.1 million in the third quarter of 2011. Net revenues for the three months ended September 30, 2012 include $13.2 million of net U.S. product sales of XIAFLEX compared to the $10.3 million recorded in the third quarter of 2011. This increase represents the growth in product shipments. XIAFLEX international revenues in the third quarter of 2012 decreased compared to the third quarter of 2011 due principally to the catch-up milestone amortization of approximately $1.0 million that was recognized in 2011 on milestone payments earned in the period. Cumulative catch-up revenue amortization recorded in the third quarter of 2012 was insignificant.  Net of catch-up revenue amortization, XIAFLEX international revenues in the third quarter of 2012 increased $0.6 million compared to the third quarter of 2011.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the third quarter of 2012 compared to the same period of 2011 increased due to higher levels of managed care contract rebates and government health plan charge-backs resulting from certain new managed care contracts for Testim, partially offset by the higher mix of XIAFLEX U.S. revenues which carries a lower revenue allowance percentage compared to that of Testim.

Cost of goods sold.  Cost of goods sold was $15.8 million and $13.5 million for the three months ended September 30, 2012 and 2011, respectively.  Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement and the Actelion Agreement. The increase in cost of goods sold for the three months ended September 30, 2012 over the comparable period in 2011 was principally attributable to the increase in Testim units sold.  Gross margin on our net revenues was 78% in the third quarter of 2012 compared to 80% in the comparable 2011 period. The decrease in the gross margin rate is primarily due to the high margin catch-up amortization that was recognized from XIAFLEX milestones in the third quarter of 2011 and the non-recurring benefit of $1.1 million recorded in 2011 for past claims from our licensor which by contract we were allowed to offset against the royalty otherwise payable on XIAFLEX sales.

Research and development expenses. Investments in research and development for the quarter ended September 30, 2012 were $10.6 million, compared to $14.2 million for 2011.  This decrease in expense resulted principally from the lower level of spending in the current year on the development of a larger scale XIAFLEX production process and XIAFLEX phase III clinical trials for the treatment of Peyronie’s disease, offset in part by the spending in 2012 for the study of XIAFLEX for treatment of adult Dupuytren’s contracture patients with multiple palpable cords.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $55.3 million for the quarter ended September 30, 2012 compared with $43.3 million for the year-ago quarter. This increase was primarily due to a higher level of spending and change in the timing of spend this year for XIAFLEX and Testim marketing and advertising. In addition, the 2012 period includes a non-cash expense of $2.2 million for post-contract expiration payments under the GSK Agreement as explained in footnote 5(b) of the Notes to the Consolidated Financial Statements. With the expected incremental revenue contribution from the GSK Agreement, our annual selling, general and administrative expenses are expected to continue to increase in future periods.

Interest income.  Interest income relates primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense.  Interest expense in 2011 related primarily to the costs associated with the Company’s two year $30 million revolving credit line which was secured in August 2009, and which expired in August 2011.

Nine Months Ended September 30, 2012 and 2011

Net revenues.  Net revenues for the nine months ended September 30, 2012 and 2011 comprise the following:

	Nine months ended September 30,
	2012	2011	Change	% Change
	(in millions)
Testim revenues-
Net U.S. revenues	$175.0	$148.2	$26.8	18%
International revenues	2.7	2.1	0.6	30%
	177.7	150.3	27.4	18%
XIAFLEX revenues-
Net U.S. revenues	37.7	28.8	8.9	31%
Revenue recognition change	0.0	1.8	(1.8)	n/a
International revenues	7.4	10.1	(2.7)	-28%
	45.1	40.7	4.4	11%
Total net revenues	$222.8	$191.0	$31.8	17%
Revenue allowance as a percentage of :
gross U.S. revenues	32%	26%	6%

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received through its out-licensing agreements, together with royalties earned on product sales by the licensees.

During the first quarter of 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues and Net income reported for the nine months ended September 30, 2012 in the amount of $820,000.  Management believes this adjustment is not material to the Company’s results of operations for 2012 and 2011.

Testim

The increase in Testim net U.S. revenues resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, partially offset by an increase in revenue allowances. According to National Prescription Audit data from IMS Health, a pharmaceutical market research firm, Testim total prescriptions for the first nine months of 2012 grew 13% over the comparable period of 2011. We believe that Testim prescription growth in the 2012 period over the 2011 period benefited from overall market growth and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim net U.S. revenues the first nine months of 2012 benefited from an increase in net selling price of 3% consisting of gross price increases having a cumulative impact of 13% over the comparable 2011 period, offset in part by an increase in revenue allowances for managed care contract rebates and government health plan charge-backs.

XIAFLEX

Total revenues for XIAFLEX in the first nine months of 2012 were $45.1 million compared to $40.7 million in the first nine months of 2011, including the impact of the 2011 change in revenue recognition. Net revenues for the nine months ended September 30, 2012 include $37.7 million of net U.S. product sales of XIAFLEX compared to the $28.8 million recorded in the first nine months of 2011. This increase represents the growth in product shipments offset by the cost of a co-pay assistance program established in late 2011. XIAFLEX international revenues for the nine months ended September 30, 2012 decreased compared to the corresponding 2011 period due principally to the catch-up milestone amortization of approximately $4.8 million that was recognized in 2011 on milestone payments earned in the period. Net of the 2011 catch-up revenue amortization, XIAFLEX international revenues for the nine months ended September 30, 2012 increased $2.0 million compared to the comparable 2011 period.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the first nine months of 2012 compared to the same period of 2011 increased due to higher levels of managed care contract rebates and government health plan charge-backs resulting from certain new managed care contracts for Testim acquired in mid-2011 and the $0.8 million prior period correction of government health plan charge-backs discussed above, partially offset by the higher mix of XIAFLEX U.S. revenues which carries a lower revenue allowance percentage compared to that of Testim.

Cost of goods sold.  Cost of goods sold was $50.2 million and $39.2 million for the nine months ended September 30, 2012 and 2011, respectively.  Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement and Actelion Agreement. The increase in cost of goods sold for the nine months ended September 30, 2012 over the comparable period in 2011 was principally attributable to the increase in Testim units sold.  Gross margin on our net revenues was 77 % in the first nine months of 2012 compared to 80% in the comparable 2011 period. The decrease in the gross margin rate is primarily due to the high margin catch-up amortization that was recognized from XIAFLEX milestones in the 2011 period and the non-recurring benefit of $2.0 million recorded in 2011 for past claims from our licensor which by contract we were allowed to offset against the royalty otherwise payable on XIAFLEX sales.

Research and development expenses. Research and development spending for the nine months ended September 30, 2012 was $32.8 million, compared to $43.2 million for 2011.  This decrease in expense results principally from the lower level of spending in the current year on the ongoing Peyronie’s clinical trials and XIAFLEX production process improvements, offset in part by the spending in 2012 for the study of XIAFLEX for treatment of adult Dupuytren’s contracture patients with multiple palpable cords and for new indications.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $144.9 million for the nine months ended September 30, 2012 compared with $129.8 million for the year-ago comparable period. This increase was primarily due to increased spending for XIAFLEX marketing and direct to consumer advertising.  In addition, the 2012 period includes a $2.2 million non-cash expense for post-contract expiration payments under the GSK Agreement as explained in footnote 5(b) of the Notes to the Consolidated Financial Statements. With the expected incremental revenue contribution from the GSK Agreement, our annual selling, general and administrative expenses are expected to continue to increase in future periods.

Interest income.  Interest income related primarily to interest earned on cash, cash equivalents and short-term investments.

Interest expense.  Interest expense in 2011 relates primarily to the costs associated with the

Company’s two year $30 million revolving credit line which was secured in August 2009, and which expired in August 2011.

Liquidity and Capital Resources

We had $173.5 million and $154.3 million in cash, cash equivalents and short-term investments as of September 30, 2012 and December 31, 2011, respectively. We believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations for the next twelve months. We may elect to raise additional funds in order to enhance our sales and marketing efforts for our current products or additional products we may acquire, commercialize any product candidates or current products with new indications that receive regulatory approval, enhance our ability to acquire businesses or companies or to acquire or in-license approved products or product candidates or technologies for development, and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

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

•                  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including costs associated with the matter of Auxilium Pharmaceuticals, Inc. and CPEX Pharmaceuticals, Inc. vs. Upsher-Smith Laboratories, Inc. filed on December 4, 2008 in the United States District Court for the District of Delaware, the matter of Auxilium Pharmaceuticals, Inc. and FCB I LLC vs. Watson Pharmaceuticals, Inc. (NV) et al, filed on May 23, 2012, in the United States District Court for the District of New Jersey, the matter filed by Upsher-Smith Laboratories, Inc. for declaratory judgment seeking a declaration of non-infringement and/or invalidity of certain FCB U.S. Patents in the United States District Court for the District of New Jersey on September 10, 2012, or the outcome of either litigation, or any other matter that may result from a challenge to our intellectual property rights; and

•                  the extent to which we acquire or invest in businesses and technologies.

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

Sources and Uses of Cash

Cash provided by operations was $11.3 million for the nine months ended September 30, 2012 compared to $26.1 million for the comparable 2011 period. Cash provided by operations in 2012 resulted primarily from the $10.5 million of up-front and milestone payments received from Actelion, offset by

BioSpecifics’ share of this payment amounting to $0.6 million. Cash provided by operations for the nine months ended September 30, 2011 resulted primarily from the $15.0 million up-front payment received from Asahi and the $33.6 million of net milestone payments received from Pfizer, offset by BioSpecific’s share of these up-front and milestone payments and operating losses (net of stock compensation expenses and other non-cash charges).

Cash used in investing activities was $19.5 million for the nine months ended September 30, 2012 compared to cash used of $105.6 million for the nine months ended September 30, 2011. The cash impact of investing activities in both years relates primarily to purchases, net of redemptions, of short-term investments in marketable debt securities and investments in property and equipment.  Our investments in property and equipment relate primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure for the production of XIAFLEX.

Cash provided by financing activities was $12.0 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively.  Cash provided by financing activities in both periods resulted primarily from cash receipts from stock option exercises and employee stock purchases, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers and employees.

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

As previously reported on September 14, 2012 in a Current Report on Form 8-K, we and FCB learned on September 11, 2012 that Upsher-Smith had filed on September 10, 2012 in the United States District Court for the District of New Jersey a complaint for declaratory judgment seeking a declaration of non-infringement and/or invalidity of FCB’s U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  All of the eight referenced patents cover our Testim® 1% testosterone gel, and the eight referenced patents are among the ten FCB patents covering Testim that are currently listed in the Orange Book.  The referenced patents will expire between 2023 and 2025.  We and FCB have recently filed a Motion to Dismiss this case.

Watson Litigation

As previously reported on May 24, 2012, in a Current Report on Form 8-K, FCB filed a lawsuit against Watson  Laboratories, Inc. (NV); Watson Pharmaceuticals, Inc.; and Watson Pharma, Inc. (collectively, “Watson”) for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel.  The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012.

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

Other Matters

We are also party to various other actions and claims arising in the normal course of business that we do not believe are material.  We believe that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on our financial position or the manner in which we conduct our business. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While we do not believe that the amount of such excess loss could be material to our financial position, any such loss could have a material adverse effect on our results of operations or the manner in which we conduct our business in the period(s) during which the underlying matters are resolved.

Item 1A.  Risk Factors.

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “Form 10-K”), in “Item 1A — Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and in “Item 1A — Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, in evaluating our business, financial position, future results and prospects. The information presented below updates and supplements those risk factors for the matters identified below and should be read in conjunction with the risks and other information contained in our Form 10-K and this Quarterly Report.  The risks described in our Form 10-

K, as updated as described above and in this Report, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

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

We and FCB learned on September 11, 2012 that Upsher-Smith had filed on September 10, 2012 in the United States District Court for the District of New Jersey a complaint for declaratory judgment seeking a declaration of non-infringement and/or invalidity of FCB’s U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  All of the eight referenced patents cover our Testim® 1% testosterone gel, and the eight referenced patents are among the ten FCB patents covering Testim that are currently listed in the Orange Book.  The referenced patents will expire between 2023 and 2025.  We and FCB have recently filed a Motion to Dismiss this case.

On May 24, 2012, we and FCB filed a lawsuit against Watson Laboratories, Inc. (NV); Watson Pharmaceuticals, Inc.; and Watson Pharma, Inc. (collectively, “Watson”) for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel.  The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012 in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of an ANDA for a generic 1% testosterone gel product.  This letter also stated that the ANDA contained Paragraph IV certifications with respect to the nine patents listed in the Orange Book on that date as covering Testim.  Our lawsuit filed against Watson involves those nine patents, as well as a tenth patent covering Testim that was issued on May 15, 2012 and is listed in the Orange Book.

An adverse outcome in either of the Upsher-Smith Litigations, the Watson Litigation, or any such legal action, could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the last to expire of the ten Orange Book patents relating to Testim in January 2025.  In addition, we expect that a generic version of Androgel may potentially be introduced as early as August 2015.  See “Competition—TRT Market Competition—Generic Competition” in Part I, Item 1 of our Form 10-K for a discussion of Watson’s litigation involving AndroGel.  Since Testim and XIAFLEX for Dupuytren’s are currently our only products, the introduction of a generic version to Testim or Abbot’s AndroGel testosterone gel franchise could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue the commercialization of XIAFLEX for Dupuytren’s.

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

An adverse outcome in the Upsher-Smith Litigation, the Watson Litigation, or any such legal action, could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the last to expire of the ten Orange Book patents relating to Testim in January 2025. Since Testim and XIAFLEX for Dupuytren’s are currently our only products, the introduction of a generic version to Testim or Abbott’s AndroGel, which we believe may occur as early as August 2015, could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue the commercial launch of XIAFLEX for Dupuytren’s.

The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Limitations on patent protection in some countries outside the U.S. and the differences in what constitutes patentable subject matter in these countries may limit the protection we seek outside of the U.S. In the U.S., issued patent claims may be broadened, narrowed, or even cancelled as a result of post-issuance procedures instituted by us or third parties, including reissue, re-examination, and the new supplemental examination procedure enacted as part of the Leahy-Smith America Invents Act. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws of the U.S. Also, some countries will not grant patents on patent applications that are filed after the public sale or disclosure of the material claimed in the patent application. Failure to obtain adequate patent protection for our proprietary product candidates and technology would impair our ability to be commercially competitive in these markets. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or others.

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

Competitors or collaborators may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming. In any such proceeding, a court may decide that a patent of ours or one that we have licensed is not valid or is unenforceable, may narrowly interpret our patent claims or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. In particular, if a competitor were to file a paragraph IV certification under the Hatch-Waxman Act in connection with that competitor’s submission to the FDA of an ANDA for approval of a generic version of any of our products for which we believed we held a valid patent, then we could initiate a lawsuit against such competitor claiming patent infringement and defending the relevant patent’s validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA for a generic version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA within 45 days of receiving the paragraph IV certification. If, prior to the expiration of the 30-month stay, a court found that one of our patents was invalid or not infringed, then, notwithstanding the 30-month stay, the FDA would be permitted to approve the competitor’s ANDA resulting in a competitive generic product. In the event that the FDA did not grant the 30-month stay, the FDA would be permitted to approve the competitor’s ANDA; however, we could engage in legal proceedings, such as seeking an injunction to attempt to preclude the generic competitor from entering the market during the pendency of the patent litigation, but we may not prevail in which event the competitor could enter the market, despite the ongoing patent litigation. For example, in October 2008, we and our licensor, CPEX (FCB’s predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ‘968 Patent, which certification Upsher-Smith has since purported to amend to include reference to eight of the additional nine patents listed in the Orange Book relating to Testim at the time of such purported amendment.  Also, in April 2012, we and FCB received a notice from Watson that advised us of Watson’s filing of the Watson ANDA for testosterone gel. This Paragraph IV certification notice refers to FCB’s nine U.S. patents covering Testim that were listed in the Orange Book at the time of such certification.  A tenth U.S. patent issued on May 15, 2012 and was listed in the Orange Book, and our lawsuit against Watson includes assertion of infringement of the ten patents listed in the Orange Book covering Testim.  In addition, we and FCB learned on September 11, 2012 that Upsher-Smith had filed on September 10, 2012 in the United States District Court for the District of New Jersey a complaint for declaratory judgment seeking a declaration of non-infringement and/or invalidity of FCB’s U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  All of the eight referenced patents cover our Testim® 1% testosterone gel, and the eight referenced patents are among the ten FCB patents covering Testim that are currently listed in the Orange Book.  The referenced patents will expire between 2023 and 2025.  We and FCB have recently filed a Motion to Dismiss this case. See “Competition—TRT Market Competition—Generic Competition” in Part I, Item 1 of our Form 10-K for discussion of the Upsher-Smith Litigation and Upsher-Smith’s efforts to obtain approval of a generic version of Testim.  See “Legal Proceedings” in Part II, Item 1 of this Form 10-Q for an update on the Upsher-Smith Litigation and a discussion of the Watson Litigation.

Our ability to generate revenue is somewhat dependent upon the growth of the markets in which we sell our products. If these markets do not continue to grow, our ability to maintain our revenue and generate profits, if any, could be negatively impacted.

Large pharmaceutical companies with greater resources than us continue to enter the TRT market. As large pharmaceutical companies launch products that compete with Testim, the amount of promotional activities to increase awareness of the benefits of TRT therapies has increased significantly. We believe that the increase in promotional activities has been the primary driver of the growth of the overall TRT market. The amount of resources we devote to promotional activities is significantly less than that of our competitors. Consequently, we do not influence the growth of the TRT market in any material manner. If our competitors do not continue to devote significant resources to consumer awareness, advertising, promotional and other activities, the growth of the overall TRT market, and the gel segment of the TRT market specifically, would likely slow or decline. Any slowing or decline in the growth of the markets in which we sell our products, could negatively impact our ability to maintain our revenue and generate profits.

We may not be able to develop product candidates into viable commercial products, which would impair our ability to grow and could cause a decline in the price of our stock.

The process of developing product candidates, such as XIAFLEX for the treatment of Peyronie’s disease, Frozen Shoulder syndrome, or cellulite, involves a high degree of risk and may take several years. Developing product candidates is very expensive and will have a significant impact on our ability to generate profits.  We recently submitted our sBLA for XIAFLEX for the potential treatment of Peyronie’s disease.  Product candidates may fail to reach the market for several reasons, including:

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

•      the FDA may not accept for review any applications for marketing approval that we submit;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended September 30, 2012:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	None		Not applicable	Not applicable	Not applicable
Aug. 1, 2012 to Aug. 31, 2012	151		$25.00	Not applicable	Not applicable
Sept. 1, 2012 to Sept. 30, 2012	None		Not applicable	Not applicable	Not applicable
Total	151	(a)	$25.00	Not applicable	Not applicable

(a)   Represents shares purchased from employees pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock awards issued in accordance with Rule 16(b)(3) of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 6.  Exhibits.

Exhibit No.	Description

3.1

Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2

Amended and Restated Bylaws of the Registrant as amended on June 21, 2012 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

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

AUXILIUM PHARMACEUTICALS, INC.

Date: November 8, 2012	/s/ Adrian Adams
Adrian Adams
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: November 8, 2012	/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2

Amended and Restated Bylaws of the Registrant amended as of June 21, 2012 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

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