Form 10-K
period 2012-12-31
AUXILIUM PHARMACEUTICALS INC
filed 2013-02-26
CIK 1182129

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000-50855

Auxilium Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-3016883 (I.R.S. Employer Identification No.)
640 Lee Road Chesterbrook, PA (Address of principal executive offices)	19087 (Zip Code)

(484) 321-5900
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	The NASDAQ Global Market

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

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on The NASDAQ Global Market as of June 30, 2012, was approximately $1.32 billion.

         As of February 21, 2013, the number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 49,838,949.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2012.

AUXILIUM PHARMACEUTICALS, INC.

FORM 10-K

December 31, 2012

        This Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information contained herein are forward-looking statements and may contain projections relating to financial results, economic conditions, trends and known uncertainties. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed in this Report. You should review the "Risk Factors" section of this Report for a discussion of the important factors that could cause actual results to differ materially from those described in or implied by the forward-looking statements contained in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

        As used herein, the terms "Company", "Auxilium", "we", "us", or "our", refer to Auxilium Pharmaceuticals, Inc.

PART I

ITEM 1.    Business

COMPANY OVERVIEW

        We are a specialty biopharmaceutical company, incorporated in Delaware on July 23, 1999. We focus on developing and marketing products to predominantly specialist audiences. We are a fully integrated company and had approximately 526 employees as of December 31, 2012, including approximately 287 employees in our commercial organization, approximately 122 employees in manufacturing and quality, approximately 60 employees in research and development and approximately 57 employees providing administrative support.

        We reported net revenues in 2012 of $395.3 million compared to $264.3 million reported in 2011. Our fourth quarter 2012 net revenues included $93.6 million related to previously received and deferred up-front and milestone payments related to our European collaboration with Pfizer, Inc. ("Pfizer"), which were recognized as a result of our agreement to mutually terminate the collaboration effective April 24, 2013, as previously announced on November 7, 2012.

        We reported net income of $85.9 million, or $1.74 per share, fully diluted, compared to a net loss of ($32.9) million, or ($0.69) per share, fully diluted, reported for 2011. As a result of the agreement to mutually terminate the Pfizer European collaboration agreement, our fourth quarter 2012 net income included $85.2 million, reflecting the recognition of the $93.6 million in deferred revenues noted above, offset by the recording of $8.4 million in previously deferred expenses.

        As of December 31, 2012, we had $157.4 million in cash, cash equivalents and short-term investments and no debt. In January 2013, we raised $350 million through the issuance of convertible senior notes (the "2018 Convertible Notes"). The net proceeds from the 2018 Convertible Notes offering were approximately $338.7 million after deducting underwriters' discounts and commissions and estimated offering expenses. We used approximately $28.5 million of the net proceeds from the offering to pay the cost of the note hedge transactions (after such cost was partially offset by the proceeds from the sale of the warrants) and we intend to use the remainder of the net proceeds from the offering for general corporate purposes, which may include the acquisition (including by merger, purchase, license or otherwise) of businesses, products, product rights or technologies.

        We currently market two products: Testim® testosterone gel and XIAFLEX® (collagenase clostridium histolyticum (also known as "CCH" for development purposes)).

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

        Testim worldwide net revenues for 2012 were $237.5 million, a 14% increase over the $207.9 million recorded in 2011.

        We commercialize Testim in the U.S., while Ferring International Center S.A. ("Ferring") and Paladin Labs Inc. ("Paladin") market Testim on our behalf in certain European countries and Canada, respectively. Commencing in July 2012, GlaxoSmithKline LLC ("GSK") also markets Testim in the U.S. pursuant to a co-promotion agreement we and GSK entered into in May 2012. Testim provides a medically necessary clinical benefit to patients and represents an attractive and profitable revenue platform in the testosterone replacement therapy ("TRT") market in the U.S., which was $2.1 billion in 2012 and exhibited growth of 31% as more large pharmaceutical companies launched products to this underserved market.

        XIAFLEX is a proprietary, injectable clostridial collagenase enzyme approved by the U.S. Food and Drug Administration ("FDA") for the treatment of Dupuytren's contracture ("Dupuytren's" or "DC") in adult patients with a palpable cord. Dupuytren's is a condition that affects the connective tissue that lies beneath the skin in the palm. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient's fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment. We launched XIAFLEX for the treatment of Dupuytren's in the U.S. in March 2010, and currently field a sales force covering 62 territories and 20 reimbursement specialists. They are supported by a group of eight medical scientists.

        U.S. XIAFLEX net revenues increased 31% to $55.2 million in 2012, compared to $42.2 million in 2011, excluding the $1.8 million revenue benefit from a 2011 change in revenue recognition. Worldwide net revenues for XIAFLEX were $157.8 million for the year ended December 31, 2012, compared to $56.4 million for the year ended December 31, 2011. The 2012 net revenues include $93.6 million related to previously received and deferred up-front and milestone payments related to our European collaboration with Pfizer which were recognized as a result of the mutual termination of the collaboration. Of the $93.6 million revenue recorded, $92.0 million represents the change in estimate recorded in the fourth quarter of 2012 to reflect the shortened term of the European collaboration contract.

        On December 27, 2012, the FDA accepted for filing and granted standard review status to our supplemental Biologics License Application ("sBLA") for XIAFLEX for the treatment of Peyronie's disease ("Peyronie's" or "PD"). The FDA has notified us that it is not presently planning to take this application to an Advisory Committee meeting; however, we can give no assurance that it will not require an Advisory Committee meeting in the future. Under the Prescription Drug User Fee Act ("PDUFA"), the FDA is expected to take action on this application by September 6, 2013.

        We have partnered with Pfizer for development and commercialization of XIAPEX® (EU tradename for XIAFLEX) for Dupuytren's and Peyronie's disease in Europe and certain Eurasian countries. On November 6, 2012, we and Pfizer mutually agreed to terminate this arrangement, effective April 24, 2013. We are currently evaluating all of our options for the continuing commercialization of XIAPEX for the treatment of Dupuytren's and for gaining approval for XIAPEX for the treatment of Peyronie's in the EU. We have partnered with Asahi Kasei Pharma Corporation ("Asahi Kasei") for development and commercialization of XIAFLEX for Dupuytren's and Peyronie's in Japan. We have also partnered with Actelion Pharmaceuticals Ltd. ("Actelion") for development and commercialization of XIAFLEX for Dupuytren's and Peyronie's in Australia, Brazil, Canada and Mexico. In July 2012, we were granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada. The Marketing Authorization was subsequently transferred to Actelion and they expect to make XIAFLEX available to patients in Canada in the first half of 2013. We are seeking a partner or partners for development and commercialization in the rest of the world.

        Our current product pipeline includes:

  CCH

        Phase III:

  •
  XIAFLEX for the treatment of Peyronie's with our sBLA having been accepted for filing in December 2012 with a PDUFA date scheduled for September 6, 2013

  Phase II:

  •
  XIAFLEX for the treatment of Adhesive Capsulitis with top-line data expected in the first quarter of 2013

  •
  XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy with top-line data having been reported in the fourth quarter of 2012 and the initiation of a Phase IIa trial expected to commence in the second half of 2013

  Testosterone

        We expect to commence clinical studies in 2013 for our high concentration testosterone gel product.

        Our vision is to build a rapidly growing, profitable and sustainable biopharmaceutical company. To achieve this vision we plan to:

  •
  maximize revenues of Testim and XIAFLEX in the currently approved indications;

  •
  execute a successful launch of XIAFLEX for the treatment of Peyronie's, if approved by the FDA;

  •
  deliver on our current product pipeline;

  •
  build out our business and development pipeline in specialty therapeutic areas through corporate development and licensing activities; and

  •
  continue our focus on financial discipline.

        In the short term, we plan to focus on commercial execution with respect to Testim and XIAFLEX for Dupuytren's, successfully launching XIAFLEX for Peyronie's, if approved by the FDA, bringing additional indications for XIAFLEX to market, and pursuing opportunities for growth through in-licensing or acquisition activities in our current or additional specialty therapeutic areas. We believe that we are well positioned to be a profitable and sustainable specialty biopharmaceutical company by executing on these core strategic initiatives. We believe that we can further leverage our sales forces and our expertise in clinical development and regulatory strategy with the addition of new products. We plan to be opportunistic and nimble with respect to corporate development and licensing opportunities. We will explore opportunities to add marketed products and/or product opportunities that we believe represent a good strategic fit and are fiscally responsible. Although we may seek products that have a therapeutic fit with XIAFLEX or Testim, we believe that the core competencies we have with respect to drug development and commercialization can be applied to a number of other specialty focused therapeutic areas.

MARKETED PRODUCTS

  Testim

        Testim is a proprietary, topical 1% testosterone once-a-day gel that treats hypogonadism by restoring normal testosterone blood levels for a 24-hour period following application and sustaining them in that range when used daily. Testim is packaged in convenient, easy-to-open, single-use tubes. Patients apply Testim once per day to the upper arms and shoulders, enabling Testim's active ingredient, testosterone, to be absorbed through the skin and into the bloodstream.

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

        TRT is the standard treatment for hypogonadism. The total number of prescriptions within the TRT market has grown from 1.0 million to 7.0 million between 2000 and 2012. Before 2000, the TRT market consisted of oral, injectable and patch therapies. In 2000, the first topical gel was introduced, and this product segment has been the driver of much of the total growth in the TRT market. The gel segment accounted for approximately 67% of the total prescriptions and 89% of the total value in the TRT market in 2012. Despite this growth, it was estimated in 2006 that only approximately 10% of men with hypogonadism currently were receiving TRT. According to our physician research, this low diagnosis rate stems primarily from low patient and physician awareness of the symptoms, treatment options and non-standardized screening methods.

U.S. Prescription TRT Market

        The once daily gel segment has experienced a 37% compound annual growth rate since 2007 and represents 89% of the total $2.1 billion U.S. TRT market. We continue to believe the population of hypogonadal males remains under-diagnosed and under-treated, and with increased marketing efforts by several major pharmaceutical companies we believe that a significant, growing market opportunity continues to exist for Testim.

        There were approximately 804,500 Testim U.S. prescriptions in 2012, an increase of 8% over 2011, and Testim revenues were $233.4 million in the U.S., an increase of 14% over 2011. Based in part on the presence of new competitors and significant direct to consumer spending in this segment by the market leader, Testim's total prescription market share at the end of December 2012 was down 5.1 percentage points from 20% at the end of December 2011. In the fourth quarter of 2012, according to IMS Health Incorporated ("IMS"), a pharmaceutical research firm, the TRT gel market grew 27% versus the same period in 2011 and 3% versus the third quarter of 2012. Additionally, the TRT gel market in 2012 grew 31% over 2011. We believe that our strategies have enabled us to minimize Testim's market share loss in a market being dominated by competitors who are much larger than us, who have much larger promotional budgets and who have been experiencing significant double-digit growth. Testim U.S. prescriptions in the fourth quarter of 2012 declined by 4% over the fourth quarter of 2011 to approximately 192,000, and Testim U.S. revenues were $58.4 million in the U.S., which is an increase of 3% over the same period in 2011. Importantly, our managed care access for covered lives has remained strong with 83% of covered lives able to receive Testim.

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

        Broad prescription coverage.    Currently, 83% of covered lives are able to receive Testim under managed care programs.

        Regulation.    On May 7, 2009, the FDA announced that it was requiring the manufacturers of two prescription topical testosterone gels, Abbott Laboratories Inc. ("Abbott") and Auxilium, to make changes to the prescribing information and develop Risk Evaluation and Mitigation Strategies ("REMS") for the products. The FDA stated that it was requiring this action after it became aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children to testosterone due to drug transfer from adult males using testosterone gel drug products ("transference"). The FDA considered this information to be "new safety information". We believe that all topical testosterone gels have a potential for transference. Testim's prescribing information has described the risk and procedures for avoidance of transference since the product was launched in 2003. The changes to the prescribing information for Testim include a "boxed warning", which is used to highlight warning information that is especially important to the prescriber. The goal of the REMS is to inform patients about the serious risks of transference associated with the use of Testim and Abbott's topical testosterone products, consisting of the AndroGel franchise. The REMS includes assessments and a Medication Guide to inform patients. The revised prescribing information and REMS for Testim were approved on September 18, 2009. The FDA approved a revised Medication Guide on November 11, 2011.

  XIAFLEX for Dupuytren's

        On February 2, 2010, we received approval from the FDA to begin the sale in the U.S. of XIAFLEX for Dupuytren's in adult patients with a palpable cord, and we commenced the commercial launch in the U.S. in March 2010.

        Dupuytren's market.    XIAFLEX offers the first and only FDA-approved medical treatment option for physicians and patients who desire a minimally invasive alternative to surgery. We believe that every year in the U.S. approximately 300,000 people are diagnosed with Dupuytren's. We also believe that approximately 70,000 Dupuytren's surgical procedures occur every year. Common co-morbidities include diabetes, epilepsy, alcoholism, HIV or Peyronie's. Dupuytren's is most common in men. It usually starts in adult life, with a peak incidence in people aged 40 to 60 and an average of 2.2 joints are affected at diagnosis. In about 50% of patients, the disease affects both hands, and it is estimated that approximately 30-40% of patients undergo surgical procedures for multiple cords concurrently. Quality of life and daily activities can be significantly affected by a contracture and surgery has been the historical standard of care. Generally, Dupuytren's is treated by hand, plastic, orthopedic and general surgeons, as well as rheumatologists. Surgery has typically been reserved for the advanced disease due to potential complications, a long recovery period and possible recurrence which could require additional surgeries. Recurrence after surgical treatment is common (as high as 30% in the first two years post-surgery, and 55% within 10 years of surgery).

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

        Prior to receipt of FDA approval of XIAFLEX for Dupuytren's, surgery was the only treatment option. Surgical techniques used to treat patients with Dupuytren's fall into two major groups: fasciotomy, including needle aponeurotomy, which is simply cutting or puncturing the Dupuytren's cord without cord removal and fasciectomy, which is removing the cords of the diseased tissue. Since its launch in the first quarter of 2010, XIAFLEX use has grown, comprising 29% of Dupuytren's procedures in the third quarter of 2012, while, over that same time period, the percentage of Dupuytren's procedures performed by surgery and needle aponeurotomy has decreased, as demonstrated below:

Source: IMS/SDI claims database

  •
  Surgery and Needle Aponeurotomy shares are based on procedure totals reported in the IMS/SDI claims database, Oct 2012

  •
  Due to specialty pharmacy sales and subsequent under-reporting of XIAFLEX procedures in the IMS/SDI claims database, XIAFLEX share is calculated based on actual vial sales divided by 1.1 vials per procedure

        Reimbursement for XIAFLEX.    In November 2011, the Center for Medicare and Medicaid Services ("CMS") released payment rates for the 2012 Current Procedural Terminology ("CPT®") codes to be used with XIAFLEX for the treatment of adult Dupuytren's patients with a palpable cord beginning January 1, 2012. The CPT codes apply to the procedures only, and leave in place the separate XIAFLEX specific J code for reimbursement of the product that became effective January 1, 2011. Medicare payment rates for the CPT codes will vary based on geographical adjustments. The CPT codes, 20527 for the XIAFLEX injection procedure and 26341 for the finger extension or manipulation procedure, and J code, J0775, are used by physicians to identify XIAFLEX when billing to Medicare, Medicaid and commercial health plans for reimbursement.

        Broad prescription coverage.    Our internal estimates indicate that 99% of insured lives in the U.S. currently have access to XIAFLEX.

        Regulation.    As a condition of approval for XIAFLEX for Dupuytren's, the FDA required a REMS. The goal of the REMS is to inform and train healthcare providers about the risks of tendon rupture, serious adverse reactions affecting the injected extremity, and the potential risk of serious hypersensitivity reactions (including the potential for anaphylaxis) associated with XIAFLEX. The REMS consists of a medication guide, a communication plan, and a timetable for submission of assessments of the REMS. The communication plan includes a Dear Healthcare Provider Letter and educational materials (i.e., training guide and procedure training video).

DEVELOPMENT PIPELINE

  Testosterone

        We expect to commence clinical studies in 2013 for our high concentration testosterone gel product.

  XIAFLEX Potential Future Indications

  Peyronie's

        Disease state and market.    Peyronie's is characterized by a subdermal plaque or hard lump that occurs on the shaft of the penis. This plaque is primarily subtypes of collagen that we believe can be digested by the collagenases contained in XIAFLEX. It begins as a localized inflammation, which progresses to a hardened scar on the shaft of the penis that reduces flexibility and causes the penis to bend during erection. This may cause pain on erection and a deformity that may prevent sexual intercourse altogether. Our market research indicates that, aside from the physical consequences, depression and loss of self-esteem are common in men with Peyronie's. The prevalence of Peyronie's has been increasing during the last 30 years and we believe its prevalence with some degree of curvature is now approximately 5% of adult men. However, the actual prevalence may be higher because of patients' reluctance to report this embarrassing condition to their physicians. The pathogenesis of Peyronie's appears to be multifactorial, with an interplay of genetic predisposition, trauma and tissue ischemia. Generally, Peyronie's is treated by urologists. To date, no medical therapy has been proven effective and received FDA approval for the treatment of Peyronie's. Surgical treatment may be an option for some patients, although complications such as erectile dysfunction as well as loss of penile girth and length can occur. Administration of XIAFLEX, if approved, could be an in-office procedure in which the product is injected directly into the plaque that causes the penile curvature.

        Current treatment options.    To date, no medical therapy has been proven effective and received FDA approval for the treatment of Peyronie's. However, a number of medical therapies have been used to treat Peyronie's including Vitamin E, Colchicine, Potassium Aminobenzoate (Potaba) (which has been classified by the FDA via a Drug Efficacy Study Implementation as possibly effective in the treatment of Peyronie's), Tamoxifen, Interferon a2a and Corticosteroids. Current surgical therapies include the following procedures: plication (which involves gathering tissue on the outer side of the bend usually resulting in shortening and straightening of the penis), graft techniques (which involve replacing scar tissue with grafts of tissue from another site) and, for patients with severe erectile dysfunction, prosthetic implants (which involve synthetic cylinders implanted in the penis to produce a functional erection).

        R&D status.    In November 2012, we filed an sBLA with the FDA for XIAFLEX for the potential treatment of Peyronie's. On December 27, 2012, the FDA accepted for filing and granted standard review status to this sBLA. The FDA has notified us that it is not presently planning to take this application to an Advisory Committee meeting; however, we can offer no assurance that the FDA will not require an Advisory Committee meeting in the future. Under PDUFA, the FDA is expected to take action on this application by September 6, 2013.

        The sBLA submission is based on data from the clinical studies known by the acronym IMPRESS—The Investigation for Maximal Peyronie's Reduction Efficacy and Safety Studies—and other controlled and uncontrolled clinical studies, in which over 1,000 Peyronie's disease patients were enrolled and received over 7,400 injections of XIAFLEX (also known as collagenase clostridium histolyticum or "CCH"). IMPRESS is our late stage global development plan for CCH and it consists of four clinical studies. There are two randomized, double-blind, placebo-controlled phase III studies, which enrolled over 800 patients combined at 64 sites in the U.S. and Australia in less than five months, with a 2:1 ratio of CCH to placebo. There is also one open label study, which enrolled at least 250 patients, at approximately 30 sites in the U.S., EU and New Zealand, and one pharmacokinetic study, which enrolled approximately 20 patients who were then enrolled into the open label study. CCH was administered two times a week every six weeks for up to four treatment cycles (2 × 4). Each treatment cycle was followed by a penile modeling procedure. Patients were followed for 52 weeks post-first injection in the double-blind studies and were followed for 36 weeks in the open label and pharmacokinetic trials.

        The trials' co-primary endpoints are percent improvement from baseline in penile curvature deformity compared to placebo and the change from baseline (improvement) in the PD bother domain of the Peyronie's Disease Questionnaire ("PDQ") compared to placebo. The PDQ also has two additional domains as secondary endpoints, which include severity of psychological and physical symptoms of PD, and penile pain. Safety measurements include adverse event monitoring and clinical labs. Immunogenicity testing was also performed.

        The PDQ is a 15-question assessment of the impact of PD on a subject using 3 domains: PD bother, psychological and physical symptoms of PD, and penile pain (administered at screening, week 24, and week 52). The PDQ is a proprietary questionnaire that Auxilium developed with the FDA, starting in 2004, and evolved through the CCH clinical PD studies into a validated tool for measuring PD bother.

        Statistical significance for the co-primary endpoints and two families of secondary endpoints was determined by a multiple comparison algorithm based on gate keeping strategies designed to control the overall family-wise type 1 error rate to be less than or equal to 0.05. In IMPRESS I and II individually, the two co-primary endpoints each required a p-value less than or equal to 0.05, while the algorithm for the first family of secondary endpoints was equivalent to requiring a p-value less than or equal to 0.0167 and the algorithm for the second family required a p-value less than or equal to 0.0042. In both IMPRESS I and II, first family secondary endpoints (improvement from baseline in percentage of global responders, PDQ psychological and physical symptoms, and IIEF (International Index for Erectile Function) overall satisfaction) and second family secondary endpoints (percentage of composite responders, improvement in penile length, plaque consistency, and penile pain) were measured in CCH-treated men compared with placebo.

        In the two phase III double-blind placebo-controlled IMPRESS studies, CCH demonstrated statistically significant improvement in the co-primary endpoints of improvement in penile curvature deformity and improvement in patient-reported bother versus placebo. In IMPRESS I at 52 weeks, the co-primary endpoints met statistical significance with a 37.6% mean reduction in penile curvature deformity for CCH subjects (p=0.0005) and a 3.3 point improvement in the Peyronie's Disease Questionnaire (PDQ) bother domain for CCH subjects (p=0.0451). In IMPRESS II at 52 weeks, the co-primary endpoints met statistical significance with a 30.5% mean improvement in penile curvature deformity for CCH subjects (p=0.0059) and a 2.4 point improvement in the PDQ bother domain for CCH subjects (p=0.0496).

        The secondary endpoint results were as follows:

  IMPRESS I

  •
  Improvement from baseline in percentage of global responders and the percentage of composite responders showed statistical significance vs. placebo.

  •
  Improvement from baseline in the PDQ psychological and physical symptoms and IIEF overall satisfaction, showed trends toward improvement vs. placebo.

  IMPRESS II:

  •
  Improvement from baseline in percentage of global responders showed statistical significance vs. placebo.

  •
  Improvement from baseline in PDQ psychological and physical symptoms, IIEF overall satisfaction, percentage of composite responders, plaque consistency, and penile length showed trends toward improvement vs. placebo.

        A post-hoc meta-analysis was performed to increase the statistical power for evaluation of these secondary endpoints as each IMPRESS study was not individually powered to meet statistical significance for the secondary endpoints. In the meta-analysis, the algorithm for calculating p-values for the co-primary and first family of secondary endpoints was essentially the same as that observed in the two individual studies. The results of the post-hoc meta-analysis were as follows:

        Combination of Identical IMPRESS I and II Studies:

  •
  Co-primary endpoints maintain statistical significance

  •
  The following secondary endpoints met statistical significance, compared to placebo, based on the multiple comparison algorithm within the meta-analysis:

  •
  Percentage of global responders

  •
  Improvement in Peyronie's physical and psychological symptom domain

  •
  Improvement in IIEF overall satisfaction domain

  •
  Percentage of composite responders

  •
  Improvement in penile plaque consistency

  •
  Improvement in penile length and penile pain were not statistically different from placebo

        CCH was generally well-tolerated. The most common adverse events reported in the double-blind, placebo-controlled IMPRESS phase III trials were hematoma, pain and swelling at the treatment site. These adverse events were comparable to the previous trials: most adverse events were mild or moderate in severity and resolved within 14 days.

        There were three serious adverse events of corporal rupture (penile fracture) and three serious adverse events of hematomas related to CCH reported in IMPRESS I and II. All three corporal ruptures resolved following intervention and two of three hematomas resolved with intervention, with the third hematoma resolving without intervention.

        Although >98% of patients developed positive AUX I or II antibodies in the IMPRESS studies, there have been no systemic hypersensitivity events reported in the phase III trials or any of the previous CCH PD clinical studies to date. Including data from all CCH PD clinical studies, over 7,500 XIAFLEX injections have been administered to more than 1,050 PD patients.

  Frozen Shoulder Syndrome

        Disease state and market.    Frozen Shoulder syndrome is a disorder of diminished shoulder motion, characterized by restriction in both active and passive range of motion of the shoulder joint. Frozen Shoulder syndrome usually affects patients aged 40 to 70 years. It is estimated that 3% of the population develops Frozen Shoulder syndrome over its lifetime and that women tend to be affected more frequently than men. The condition may affect both shoulders, either simultaneously or in sequence, in up to 16% of patients. Recurrence of Frozen Shoulder syndrome is common within five years of the onset of the disorder. A higher incidence of Frozen Shoulder syndrome exists among patients with diabetes (10-20%) compared to the general population (2-5%) and incidence among patients with insulin-dependent diabetes is even higher (36%), with an increased frequency of bilateral shoulder involvement.

        Current treatment options.    The most common treatment for Frozen Shoulder syndrome is extensive physical therapy, corticosteroids and/or arthroscopy. Drugs are used to manage pain, but none have been demonstrated to have an impact on Frozen Shoulder syndrome.

        R&D status.    BioSpecifics Technologies Corp. ("BioSpecifics"), from whom we have licensed exclusive worldwide rights to develop, market and sell certain products containing the collagenase enzyme, has conducted a phase II clinical trial using CCH for the treatment of Frozen Shoulder syndrome. Three different doses of the enzyme were compared to placebo in this prospective, randomized, 60-subject trial. The results from this trial suggest that local injection of the enzyme is well-tolerated and may be effective in patients suffering from Frozen Shoulder syndrome.

        We commenced a phase IIa escalation trial in December 2011 to assess the safety and efficacy of CCH in the treatment of Frozen Shoulder syndrome in comparison to an exercise-only control group. This study involved two doses (0.29 mg and 0.58 mg) of CCH given under ultrasound guidance and involves approximately 50 subjects across 4 cohorts. Up to three injections were given 21 days apart and the subjects are being followed for 90 days. The endpoint will be range of motion parameters for the affected shoulder. We expect to announce top-line results of this trial in the first quarter of 2013.

  Cellulite

        Disease state and market.    Cellulite, also known medically as edematous fibrosclerotic panniculopathy ("EFP"), describes a pathologic inflammatory condition, in which lobules of subcutaneous adipose tissue extend into the dermal layer. These changes can visibly affect the shape of the epidermis and resemble an orange peel-like dimpling of the skin. In the normal subcutaneous fat layer directly under the skin, there are both perpendicular columnar and net-like fibrous connective tissue called septae. These fibrous septae, made of types I and III collagen, connect the epidermis to the dermis and create a network of compartmentalized adipose deposits. Women tend to have a higher proportion of columnar septae that are perpendicular to the epidermis, while men tend to have more of the net-like system. In cellulite, the subcutaneous fat cells swell and push upwards. As a result, the skin between the septae is pushed up and the perpendicular septae act as an anchor to pull the epidermis downwards and form the classic cellulite dimple. The surrounding adipose tissue forms small bulges under the epidermis around the dimple that can give skin an orange peel-like texture. Cellulite has been reported to occur in 85 to 98% of post-pubertal females and rarely in men. The condition is prevalent in women of all races.

        Current treatment options.    Current treatments for cellulite include creams, light-based procedures or liposuction. None has been demonstrated to have a significant impact on eliminating cellulite.

        R&D Status.    BioSpecifics has granted us an exclusive license to research, develop, manufacture and use CCH in connection with the treatment of EFP, more commonly known as cellulite, and we had the exclusive option, upon completion of such early stage development and upon our payment to

BioSpecifics of a one-time $500,000 license fee, to add the treatment of cellulite to our licensed indications under the BioSpecifics Agreement (defined below). On January 4, 2013, we exercised this exclusive option under the BioSpecifics Agreement to expand the field of our license for CCH to include the potential treatment of adult patients with cellulite. As a result of this exercise, our exclusive, worldwide license has now been expanded, subject to the terms of the BioSpecifics Agreement, to include all research, development, use, commercialization, marketing, sales and distribution rights for CCH for the potential treatment of cellulite.

        We filed an Investigational New Drug ("IND") with the FDA in November 2011.

        A phase Ib clinical trial designed to assess the safety and efficacy of XIAFLEX in the treatment of cellulite commenced in the first quarter of 2012. The phase Ib study is a single site, open-label dose-escalation study that enrolled 99 women between 21 and 60 years of age. The objectives of the study are to assess the safety and effectiveness of CCH for the treatment of EFP at 30, 60 and 90 days following a single dose, as well as evaluation of pharmacokinetics, to determine if a path forward exists into a later phase of development. To qualify for the study participants must have had EFP in the posterolateral thighs and/or buttocks for at least 12 months prior to a screening visit. Following screening and determination of eligibility, study participants were assigned to one of eleven groups that varied in treatment dose, injection concentration and volume. Subjects received 10 concurrent injections (0.1 or 0.5 mL per injection) of CCH via a standardized template over a targeted area (8 cm × 10 cm) of EFP. The template included a targeted centralized dimple. The total dose of CCH that was administered into the targeted area ranged between 0.0029 mg and 0.464 mg; these doses represent between 0.5% and 80% of the dose used in a single injection for Dupuytren's (0.58 mg). Safety will be evaluated through the collection of adverse events, as well as a targeted assessment of local reactions to the treatment through 90 days. The treatment effectiveness will be evaluated by investigator and patient assessments, as well as 3-D photographic imaging techniques.

        On December 13, 2012, we announced top-line 30-day data from the phase Ib study. Across all dosing arms, 60 patients (63%) who were treated experienced some improvement in the volume of their target cellulite dimple at Day 30. Overall, 17% of patients had a greater than or equal to 30% improvement in their target dimple at Day 30; however, multiple CCH dosing arms had more than 40 percent of patients experience an improvement greater than or equal to 30% in their target dimple at Day 30. We plan to initiate a phase IIa trial in the second half of 2013.

  Other

        Under our agreement with BioSpecifics, we have exclusive worldwide rights to develop, market and sell products containing XIAFLEX, other than dermal formulations labeled for topical administration. We may expand our agreement with BioSpecifics, at our option, to cover other indications as they are developed by us or BioSpecifics. We plan to prioritize our development of additional pipeline indications for XIAFLEX. In addition to the indications mentioned above, other areas of interest could include canine and human lipomas, which BioSpecifics is developing.

STRATEGIC RELATIONSHIPS

        We have entered into agreements for the licensing of technology and products. We intend to pursue other licensing agreements and collaborations in the future. We have secured collaboration partners for the sale of products in geographic locations where we do not have our own sales force. We may pursue other collaborations in the future.

  Testim

  License from FCB

        In May 2000, Bentley Pharmaceuticals, Inc. ("Bentley") granted us an exclusive, worldwide, royalty-bearing license to make and sell products incorporating its patented transdermal gel formulation technology that contains testosterone (the "May 2000 License"). We produce Testim under the May 2000 License. The term of the May 2000 License is determined on a country-by-country basis and extends until the later of patent expiration in a country or 10 years from the date of first commercial sale. Under this agreement, we were required to make up-front and milestone payments upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval. In June 2008, CPEX Pharmaceuticals, Inc. ("CPEX") was spun out of Bentley and became the assignee of certain Bentley assets, including the license agreement governing the May 2000 License and patents we licensed under that agreement. In April 2011, CPEX was acquired by FCB I Holdings Inc. ("FCB"), a newly formed company which is controlled by Footstar Corporation, and the licensed patents were assigned to FCB. The rights and obligations under the license agreement described above inure to FCB and continue to be effective, as will our rights and obligations thereunder. FCB is an indirect majority owned subsidiary of Xstelos Holdings, Inc. Xstelos is a holding company formed for the purpose of holding the assets of CPEX Pharmaceuticals, Inc., an indirect, majority owned subsidiary of Xstelos, and the predecessor owner of the FCB patents. See "Patents and Proprietary Rights" for a discussion of the patents we license from FCB.

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

        Each party may terminate the May 2000 License as a result of the other party's bankruptcy, provided that FCB may not so terminate the May 2000 License so long as it continues to receive royalty payments from us under the May 2000 License. We may terminate the May 2000 License as a result of FCB's breach or dissolution or cessation of operations. FCB may terminate the May 2000 License as a result of material non-payment by us that continues for thirty days after FCB provides notice of such non-payment.

  License to Ferring

        In November 2008, we entered into a distribution and license agreement with Ferring (the "Ferring Agreement"). Pursuant to the Ferring Agreement, we appointed Ferring as our exclusive distributor of Testim in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden, the U.K. and all other EU countries where Ferring obtains marketing authorization (the "Ferring Territory"). Ferring gained approval in July 2012 to distribute Testim in the following additional territories: Bulgaria, Cyprus, Czech Republic, Estonia, France, Hungary, Lichtenstein, Latvia, Lithuania, Malta, Poland, Romania, Slovenia and the Slovak Republic. We also granted Ferring an exclusive, royalty-bearing license to import, market, sell and distribute Testim in the Ferring Territory. Ferring is required to purchase all Testim supply from us and to make certain sales milestone and royalty payments. In addition, Ferring was required to make certain up-front and milestone payments to us related to the transfer to Ferring of the marketing authorizations in each country within the Ferring Territory. The initial term of the Ferring Agreement expires on a country-by-country basis ten years after the first commercial sale of Testim in each such country, subject to automatic five-year renewal terms unless either party elects not to renew at least one year prior to the expiration of the then current term. Either party may terminate the Ferring Agreement as a result of the other party's breach or bankruptcy. We may terminate the Ferring Agreement on a country-by-country basis if Ferring fails to meet specified commercial targets or if Ferring or its affiliates commercializes a competing product in any country of the Territory. We may also terminate the Ferring Agreement in the event of the termination of the May 2000 License or in the event of unauthorized sales of Testim by Ferring outside of the Ferring Territory. Ferring may terminate the Ferring Agreement on a country-by-country basis upon specified regulatory or intellectual property events. Ferring may also terminate the Ferring Agreement upon specified supply disruptions.

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

  License to Paladin

        We entered into a license and distribution agreement with Paladin in December 2006 (the "Paladin Agreement"). We granted Paladin an exclusive license to use and sell Testim in Canada. The terms of the Paladin Agreement require Paladin to purchase all Testim supply from us. The initial term of the Paladin Agreement expires on the later of 15 years from its effective date and the expiration of the last valid patent covering Testim in Canada, subject to automatic three-year renewal terms. Either party may terminate the Paladin Agreement as a result of the other party's breach or bankruptcy. We may terminate the Paladin Agreement if Paladin fails to meet specified commercial targets or make specified payments in lieu thereof. We may also terminate the Paladin Agreement if Paladin sells competitive products in Canada or in the event of material unauthorized sales of Testim by Paladin outside of Canada. Paladin may terminate the Paladin Agreement upon specified regulatory or intellectual property events or upon specified supply disruptions.

        Under the Paladin Agreement, Paladin paid us $1,000,000 in upfront and milestone payments, and may pay us up to an aggregate of $5,000,000 in additional milestone payments based on the initial achievement of specified increasing annual net sales milestones. In addition, under the Paladin Agreement, Paladin is obligated to make quarterly royalty payments to us on net sales in Canada in an amount equal to the royalty payments we are obligated to make to FCB under the terms of the May 2000 License.

  Co-promotion Agreement with GlaxoSmithKline LLC

        On May 18, 2012, we and GSK entered into a co-promotion agreement (the "GSK Agreement"). Under the GSK Agreement, we granted to GSK the exclusive right to co-promote the sale of Testim in the U.S. and its territories and possessions (the "GSK Territory"). Subject to certain rights of early termination, the GSK Agreement shall terminate on September 30, 2015. GSK began promoting Testim using a sizeable established field sales force in the U.S. in mid-July 2012.

        On a quarterly basis, if net sales of Testim exceed a baseline established under the GSK Agreement, we pay GSK a promotional payment equal to a percentage of incremental net sales above that established baseline. If the GSK Agreement is not terminated prior to September 30, 2015, then, in addition to the promotional payments, we will, under certain circumstances, make post-expiration payments to GSK for up to the following two years. Our obligation to make post-expiration payments to GSK is significantly reduced or eliminated in the event of early termination of the GSK Agreement.

        We are responsible, at our sole cost and expense, for the manufacture, fill, finish, supply, testing, labeling, packaging, release, storage and delivery of Testim, and we must use commercially reasonable efforts to manufacture or have manufactured and to supply or have supplied the quantities of Testim required to meet market demand in the GSK Territory during the term of the GSK Agreement. We determine pricing for Testim and record all sales of Testim. We are responsible for paying the costs for the marketing of Testim (but not GSK's sales force costs), in accordance with annual marketing budgets agreed upon by the parties, with the parties splitting costs in excess of those budgets. Each party bears the full cost of its respective sales force.

  XIAFLEX

  License from BioSpecifics

        In June 2004, we entered into a development and license agreement with BioSpecifics and amended this agreement in May 2005, December 2005, December 2008 and August 2011 (the "BioSpecifics Agreement"). Under the BioSpecifics Agreement, we have exclusive worldwide rights to develop, market and sell certain products containing the collagenase enzyme, which we refer to as XIAFLEX. Our licensed rights concern the development and commercialization of products, other than dermal formulations labeled for topical administration, and currently, our licensed rights cover the indications of Dupuytren's, Peyronie's, Frozen Shoulder syndrome and cellulite. We may further expand our rights under the BioSpecifics Agreement, at our option, to cover other indications as they are developed by us or BioSpecifics.

        The BioSpecifics Agreement extends, on a country-by-country and product-by-product basis, for the longer of any applicable patent life, the expiration of any regulatory exclusivity period or 12 years. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country-by-country basis, on an indication-by-indication basis, or on a product-by-product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by us, we will retain a non-exclusive license for these rights. See "Patents and Proprietary Rights" below for a discussion of the patents we license from BioSpecifics.

        We are responsible, at our own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products.

        We have been, and will be, obligated to make contingent milestone payments to BioSpecifics upon the filing of regulatory applications and receipt of regulatory approval. We have paid BioSpecifics $22.8 million under the BioSpecifics Agreement, of which we paid $4.6 million in 2011and $0.6 million in 2012. The 2011 payments included a payment of approximately $3.8 million, which represented BioSpecifics's share of the net $41.1 million which Pfizer paid to us as milestone payments under the Pfizer Agreement (as described below). The 2011 payments also included a payment of approximately $0.8 million, which represented BioSpecifics's share of the $15 million which Asahi Kasei paid to us as milestone payments under the Asahi Agreement (as described below). In 2012, after we received the $10 million up-front payment and a subsequent $0.5 million milestone payment from Actelion under the Actelion Agreement (as described below), we made payments to BioSpecifics totaling $0.6 million. Additional milestone obligations will be due to BioSpecifics upon further acceptance of filings, approvals and achievement of certain sales levels by our partners. Also, we exercised our option to include cellulite as an additional indication by making a one-time license fee payment of $500,000 to BioSpecifics on January 4, 2013. Additionally, if we exercise an option to develop and license XIAFLEX for additional indications, an exercised indication fee will be due. Pursuant to the BioSpecifics Agreement, the exercised indication fee for each additional indication is $500,000.

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

        In the event that we sublicense the right to sell XIAFLEX in any country outside of the U.S., the EU and certain Eurasian countries or Japan—as we did in February 2012 to Actelion for Australia, Brazil, Canada and Mexico—we must pay BioSpecifics a specified fraction of the royalty we receive from such sublicense (which payment to BioSpecifics is capped at a specified percentage—within the range of 5-15%—of net sales of XIAFLEX within the applicable country), and a specified mark-up on our cost of goods related to supply of XIAFLEX (which mark-up is capped at a specified percentage—within the range of 5-15%—of our cost of goods of XIAFLEX for the applicable country).

        Under the BioSpecifics Agreement, we have the exclusive right to manufacture any pharmaceutical product containing the collagenase enzyme as an active ingredient:

  •
  for the indications of Dupuytren's, Peyronie's, Frozen Shoulder syndrome and cellulite (such indications, together with such indications that may be added under the terms of the BioSpecifics Agreement, the "Field"), and for any indications outside the Field which BioSpecifics elects not to pursue; and

  •
  for early-stage development activities through phase II clinical trials for any indications.

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

  License to Pfizer

        In December 2008, we entered into a development, commercialization and supply agreement with Pfizer. Under the Pfizer Agreement, we granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAPEX (EU tradename for XIAFLEX) for the treatment of Peyronie's and Dupuytren's upon receipt of the applicable regulatory approvals in the 27 member countries of the EU as it existed as of the effective date of the Pfizer Agreement (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the UK), as well as Albania, Armenia, Azerbaijan, Belarus, Bosnia & Herzegovina, Croatia, Georgia, Iceland, Kazakhstan, Kirghiz Republic, Macedonia, Moldova, Montenegro, Norway,

Serbia, Switzerland, Tajikistan, Turkey and Uzbekistan (the "Pfizer Territory"). Subject to each party's termination rights, the term of the Pfizer Agreement extends on a country-by-country and product-by-product basis from the date of the Pfizer Agreement until the latest of (i) the date on which the product is no longer covered by a valid claim of a patent or patent application in such country, (ii) the 15th anniversary of the first commercial sale by Pfizer of XIAPEX in a given country after the receipt of required regulatory approvals and (iii) a generic entry or competitive product containing the same active ingredient with respect to XIAPEX in such country.

        Pfizer received marketing authorization by the European Commission on February 28, 2011 and XIAPEX is now available in Austria, Denmark, Finland, Norway, Spain, Switzerland, Sweden, and the UK.

        On November 6, 2012, we and Pfizer entered into an amendment (the "Pfizer Amendment") to the Pfizer Agreement. As a result of the Pfizer Amendment, the Pfizer Agreement will terminate effective April 24, 2013 (the "Termination Date"). Prior to this mutual Termination Date (and, subject to the terms of the Pfizer Agreement, thereafter with respect to certain responsibilities), the Parties will continue to perform all of their obligations as described in the Pfizer Agreement. After the Termination Date, all rights held by Pfizer to commercialize XIAPEX (with certain exceptions) and the responsibility for regulatory activities for XIAPEX in the aforementioned countries will revert to us. In addition, Pfizer will have the right to sell its remaining XIAPEX inventory for the six-month period following the Termination Date so long as Pfizer continues to make the commercialization and royalty payments on such sales that were established pursuant to the Pfizer Agreement.

        Pfizer is obligated to pay certain regulatory and milestone payments to us as well as a specified royalty on net sales of XIAPEX in the Pfizer Territory. As of December 31, 2012, Pfizer had paid us $135 million in up-front and regulatory milestone payments under the Pfizer Agreement, net of certain development and regulatory costs amounting to $3.9 million that Pfizer was contractually allowed to recoup. Pfizer remains obligated to pay us up to an additional $350 million if certain specified additional regulatory and commercial milestones for XIAFLEX (on an indication-by-indication basis or for the product as a whole, as the case may be) are achieved prior to the mutual Termination Date. We are not expecting, however, that any additional milestone payments will be paid by Pfizer under the Pfizer Agreement prior to the mutual Termination Date. In addition, the Pfizer Agreement provides for quarterly royalty payments based on tiered, double-digit percentages of the aggregate annual net sales of XIAPEX in the Pfizer Territory. Subject to the requirement that Pfizer make certain specified minimum royalty payments, the royalty percentage tiers feature royalty percentages within the ranges of 30-40%, 35-45% and 40-50%. The applicable royalty percentage increases from tier to tier upon the achievement of a specified threshold of aggregate annual net sales of XIAPEX and decreases if a generic to XIAPEX is marketed in the Pfizer Territory.

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

        As part of the Pfizer Agreement, we have received up front and milestone cash payments from Pfizer. Our agreement with our licensor for XIAFLEX, BioSpecifics, required that we pay a portion of this amount to them. These amounts were recorded as deferred revenues and deferred costs, respectively, on our balance sheet at the time paid and we were required under U.S. generally accepted accounting principles ("GAAP") to amortize the deferred revenues and deferred costs into our income statement over the course of the Pfizer collaboration agreement. We originally estimated that the life of the Pfizer Agreement would be 20 years. When the agreement to mutually terminate the collaboration was reached, with a termination date of April 24, 2013, the balance of the deferred revenues and costs that existed at that time on our balance sheet were required to be adjusted to record the cumulative impact of the revised, shorter life of the agreement.

        At September 30, 2012 the balance of deferred revenues related to the Pfizer Agreement was $103.4 million and the balance of the deferred costs was $9.3 million. In the fourth quarter of 2012 we recorded $93.6 million in revenue and $8.4 million in cost of goods sold as the amortization of these deferred revenues and costs, respectively. Had we not reached agreement with Pfizer to mutually terminate the Pfizer Agreement, we would have recognized $1.6 million and $0.1 million of revenue and costs, respectively. Therefore, the impact of this change in estimate of the life of the Pfizer Agreement was an increase in 2012 revenues of $92.0 million, cost of goods sold of $8.3 million and net income of $83.7 million, or $1.70 per share, fully diluted (representing the incremental $92.0 million in deferred revenues less the incremental $8.3 million in deferred costs). The remaining deferred revenue and deferred cost balances of $9.8 million and $0.9 million, respectively, will be amortized into our income statement by April 24, 2013, the date that the Pfizer collaboration terminates.

  License to Asahi Kasei

        On March 22, 2011, we entered into a development, commercialization and supply agreement with Asahi Kasei (the "Asahi Agreement"). Under the Asahi Agreement, we granted Asahi Kasei the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren's and Peyronie's in Japan upon receipt of the applicable regulatory approvals. We also granted Asahi Kasei the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in Japan during the term of the Asahi Agreement. Asahi Kasei paid us an up-front payment of $15 million in March 2011. In addition, Asahi Kasei may make up to $247 million in potential payments, with $37 million tied to development and regulatory milestones and $210 million tied to achievement of aggregate annual net sales thresholds. In addition, the Asahi Agreement provides for quarterly royalty payments based on tiered, double-digit percentages of the aggregate annual net sales of XIAFLEX in Japan. Subject to the requirement that Asahi Kasei make certain specified minimum royalty payments, the royalty percentage tiers feature royalty percentages within the ranges of 30-40% and 35-45%. The applicable royalty percentage increases from tier to tier upon the achievement of a specified threshold of aggregate annual net sales of XIAFLEX and decreases if a generic to XIAFLEX is marketed in Japan.

        Under the Asahi Agreement, Asahi Kasei will be responsible for all clinical development, regulatory and commercialization activities for XIAFLEX for the treatment of Dupuytren's and Peyronie's for the Japanese market and we will be reimbursed for all costs we may incur in connection with these activities. We will be responsible for all clinical and commercial manufacturing and supply of XIAFLEX for the Japanese market. Each party may terminate the Asahi Agreement as a result of the other party's breach or bankruptcy. In the event that, based on consultation with Japanese regulatory authorities, unexpected additional investment would be imposed on Asahi Kasei due to the necessity of expanding clinical studies beyond specified cost thresholds, Asahi Kasei may terminate the Asahi Agreement with respect to Peyronie's upon written notice following the third anniversary of the Asahi Agreement's effective date. In the event of termination, all licenses and rights granted to Asahi Kasei under the Asahi Agreement will revert, or be assigned, to us and Asahi Kasei will provide certain assistance with respect to transferring certain of Asahi Kasei's know-how. In the event of termination by Asahi Kasei, all licenses and rights granted to us under the Asahi Agreement will terminate. Subject to each party's termination rights, the term of the Asahi Agreement extends on a product-by-product basis from the date of the Asahi Agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent, (ii) the 15th anniversary of the first commercial sale of the product, or (iii) the entry of a generic to XIAFLEX in the Japanese market.

  License to Actelion

        On February 22, 2012, we entered into a collaboration agreement with Actelion (the "Actelion Agreement"). Under the terms of the Actelion Agreement, we granted Actelion exclusive rights to develop and commercialize XIAFLEX for the treatment of Dupuytren's and Peyronie's in Australia, Brazil, Canada and Mexico upon receipt of the applicable regulatory approvals. We also granted Actelion the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in these countries during the term of the Actelion Agreement. Actelion paid us an up-front payment of $10 million in the first quarter of 2012. In July 2012, the Company was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada. As a result of this milestone, Actelion paid the Company $500,000.Actelion may make up to $58.0 million in potential payments, with $15.5 million tied to regulatory, pricing, and reimbursement milestones and $42.5 million tied to achievement of aggregate annual net sales thresholds. In addition, the Actelion Agreement provides for quarterly royalty payments based on tiered, double-digit percentages of the aggregate annual net sales of XIAFLEX in these countries. The royalty percentage tiers feature royalty percentages within the ranges of 15-25%, 20-30%, and 25-35%. The applicable royalty percentage increases from tier to tier upon the achievement of specified thresholds of aggregate annual net sales of XIAFLEX and decreases if a generic to XIAFLEX is marketed in these countries.

        Under the Actelion Agreement, Actelion will be responsible for all clinical development, regulatory and commercialization activities for XIAFLEX for the treatment of Dupuytren's and Peyronie's for Australia, Brazil, Canada and Mexico and Actelion will reimburse us for all out-of-pocket costs we may incur in connection with these activities. We will be responsible for all clinical and commercial manufacturing and supply of XIAFLEX for these countries. Each party may terminate the Actelion Agreement as a result of the other party's breach or bankruptcy. We may terminate the Actelion Agreement if Actelion fails to meet specified sales thresholds for specified time periods. After the second anniversary of the first commercial sale by Actelion of XIAFLEX, Actelion may terminate the Actelion Agreement (in whole or on a country-by-country basis) upon 180 days' prior written notice to us. Subject to each party's termination rights, the term of the Actelion Agreement extends on a product-by-product and country-by-country basis from the date of the Actelion Agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent, (ii) the 15th anniversary of the first commercial sale of the product, (iii) the achievement of a specified market share of generic versions of the product in such country or (iv) the loss of certain marketing rights or data exclusivity in such country.

MANUFACTURING

        We produce the active pharmaceutical ingredient of XIAFLEX, and we currently use, and expect to continue to depend on, contract manufacturers to manufacture Testim and handle certain aspects of the manufacture of XIAFLEX. We also may depend on contract manufacturers to manufacture any products for which we receive marketing approval and to produce sufficient quantities of our product candidates for use in preclinical and clinical studies. We and our contract manufacturers are subject to an extensive governmental regulation process. Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices ("cGMP"). The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have established an internal quality control and quality assurance program, including a set of standard operating procedures and specifications, that we believe is cGMP-compliant.

  Testim

        DPT.    Testim is manufactured for us by DPT Laboratories, Ltd. ("DPT") pursuant to a manufacturing and supply agreement that expires on December 31, 2015, unless terminated earlier by either party. The manufacturing agreement automatically renews for 18-month periods unless either party gives written notice not to renew at least 18 months prior to the expiration of the initial term or any renewal term. During the term of this agreement, DPT is required to manufacture, and we are required to purchase, a specified percentage of our annual requirements for Testim.

        The manufacturing agreement may be terminated by either us or DPT upon: (1) the failure of either party to comply with its obligations under the manufacturing agreement, if such failure is not remedied within sixty (60) days after written notice; or (2) notice by either party to the other upon the insolvency or bankruptcy of the other party. In addition, we may terminate the manufacturing agreement immediately upon written notice, if: (1) a failure to supply the required product continues for more than ninety (90) days after the delivery date; (2) an applicable regulatory authority refuses to grant, or withdraws, marketing approval; (3) we decide to discontinue the marketing of the product in the U.S.; or (4) DPT's manufacturing license is revoked or suspended. In the event of termination under certain circumstances, we will be required to pay DPT for certain costs and accrued expenses.

        We have qualified Contract Pharmaceuticals Limited Canada ("CPL") as a secondary supplier under a contract that expires on July 31, 2014.

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

        We currently are the sole supplier of the active pharmaceutical ingredient for commercial supply of XIAFLEX, but we are currently in the process of qualifying a new secondary manufacturer for XIAFLEX.

        Jubilant HollisterStier.    We use a contract manufacturer, Jubilant HollisterStier LLC ("JHS"), to fill and lyophilize the XIAFLEX bulk drug substance that we manufacture and produce sterile diluent. In June 2008, we entered into a supply agreement with JHS pursuant to which JHS provides these services. The initial term of the supply agreement was three years, and it automatically renews for subsequent two year terms, unless terminated earlier. We are currently in the first of the two subsequent renewal periods of the agreement.

        Catalent.    We use a contract packager, Catalent Pharma Solutions, LLC ("Catalent"), to label and package XIAFLEX.

DEPENDENCE ON CERTAIN CUSTOMERS

        We sell our products to wholesale drug distributors, specialty pharmacies, specialty distributors and chain drug stores who generally sell products to retail pharmacies, hospitals and other institutional customers. We do not promote our products to these customers, and they do not determine product demand. However, over 90% of our Testim product shipments during the period covered by this Report were to only three customers: AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. Our business would be harmed if any of these customers refused to distribute our products or refused to purchase our products on commercially favorable terms to us.

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

        AndroGel.    The primary competition for Testim in the TRT market is the AndroGel® franchise, which consists of AndroGel (testosterone gel) 1% CIII ("Androgel"), marketed by AbbVie, Inc. ("AbbVie") (previously part of Abbott Laboratories ("Abbott")) and AndroGel 1.62% CIII ("Androgel 1.62", and, collectively with Androgel, the "Androgel franchise") which was launched in the U.S in 2011. For the year ended December 31, 2012, the 1.62% formulation accounted for approximately 50% of the overall AndroGel franchise prescription volume. For the year ended December 31, 2012, the AndroGel franchise accounted for approximately 66% of the prescriptions in the gel TRT market.

        Axiron.    During the fourth quarter of 2010, Eli Lilly and Company received approval from the FDA for Axiron® (testosterone solution) 2% CIII. The product was launched in the U.S. in the first quarter of 2011. For the year ended December 31, 2012, Axiron accounted for approximately 12.8% of the prescriptions in the gel TRT market.

        Fortesta.    During the fourth quarter of 2010 Endo Pharmaceuticals Inc. ("Endo") received approval from the FDA for Fortesta® (testosterone gel) 2% CIII. The product was launched in the U.S. in the first quarter of 2011. For the year ended December 31, 2012, Fortesta accounted for approximately 3.5% of the prescriptions in the gel TRT market.

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

        In July 2003, Watson Pharmaceuticals, Inc. (now known as Actavis, Inc.) ("Watson") and Par Pharmaceutical Companies, Inc. ("Par") filed Abbreviated New Drug Applications ("ANDAs") with the FDA to be approved as generics for AndroGel 1%. In response to these ANDAs, Solvay Pharmaceuticals, Inc. and Abbott (predecessor-in-interest to AbbVie) filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. In 2006, all the subject companies reached an agreement pursuant to which Watson and Par agreed not to bring a generic of AndroGel to the market until August 2015.

        In June 2009, Perrigo Israel Pharmaceuticals, Inc. ("Perrigo") filed an ANDA with a paragraph IV certification seeking the approval of a generic version of AndroGel 1% in the U.S., and the FDA subsequently rejected that ANDA as non-approvable. In the fourth quarter of 2011, Perrigo filed a 505(b)(2) New Drug Application (a "505(b)(2) application") with a paragraph IV certification seeking the approval of a 1% testosterone gel formulation in the U.S., and, in response, Abbott filed patent infringement litigation against Perrigo. Separately, in January 2011, Teva Pharmaceuticals USA Inc. ("Teva") filed a 505(b)(2) application with a paragraph IV certification seeking the approval of a 1% testosterone gel formulation in the U.S., and, in April 2011, Abbott filed patent infringement litigation against Teva. On December 28, 2011, Abbott and Perrigo, on the one hand, and Abbott and Teva, on the other hand, each jointly agreed to dismiss their respective litigations, presumably because they had all reached a collective settlement agreement. Perrigo's 505(b)(2) NDA for the 1% testosterone gel formulation was approved by the FDA on January 31, 2013. In February 2012, the FDA approved a testosterone gel (previously referred to as "Bio-T-Gel™") for male hypogonadism developed by BioSante Pharmaceuticals/Teva.

        In February 2013, Perrigo filed and ANDA with a paragraph IV certification seeking the approval of a generic version of Androgel 1.62. Later in February 2013, AbbVie filed suit against Perrigo in the U.S District Court for the District of Delaware, alleging patent infringement.

        The introduction of a generic version of AndroGel would likely have an adverse impact on the branded gel market, including taking a significant portion of branded AndroGel business. Although Testim has a BX rating, meaning that pharmacists are prohibited from substituting Testim with AndroGel, or a generic version of AndroGel, a less expensive generic testosterone gel product could still have a material adverse effect on Testim market share and/or Testim's formulary status, and therefore could have a material negative impact on our financial condition and results of operations.

        We are currently engaged in separate litigations in Federal courts in Delaware and New Jersey with Upsher-Smith Laboratories, Inc. ("Upsher-Smith") regarding Upsher-Smith's attempts to bring a generic testosterone gel product to market via an ANDA or NDA using Testim as its reference drug. We are also engaged in litigation in Federal court in New Jersey with Watson Laboratories, Inc. (NV), Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, "Watson") regarding Watson's attempts to bring a generic testosterone gel product to market via an ANDA.

        See "Legal Proceedings" in Part I, Item 3 below for discussion of these litigations and Upsher-Smith's and Watson's respective efforts to obtain approval of a generic version of Testim. An adverse outcome in any of these litigations or any other such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ten FCB patents. The introduction of a generic version of Testim could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

        Other Delivery Options.    Testim also competes with other non-gel TRT products such as short-acting injectables, patches, orals, a buccal tablet and implantable pellets. Watson received approval from the FDA and subsequently launched a second generation Androderm transdermal patch in the fourth quarter of 2011. The impact from this product on the TRT market is expected to be nominal given the historically low adoption of patches in the U.S. In January 2012, Actient Pharmaceuticals LLC (maker of buccal formulation Striant®) acquired Slate Pharmaceuticals (maker of implantable pellet Testopel®) but this has not resulted in any major changes to the promotional support for either formulation. For the year ended December 31, 2012, non-gel TRT products comprised 34% of the TRT market on a prescription basis and 11% of the TRT market on a dollar sales basis.

  Future Delivery Options

        In addition to potential generic competition, several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. and the rest of the world. Based on publicly available information, we believe that these products are in the development phases noted below.

  Phase III

        Endo's current plans for AveedTM (known as "Nebido" outside of the U.S.) are unclear. In 2011, the FDA issued a complete response letter stating that the product was not approved. The regulatory pathway for Aveed remains unclear at this time. Since this is a response, we believe that FDA review will not follow standard drug approval timelines. Approval could be further delayed if the FDA asks for input from an Advisory Committee before making a final decision.

        Compleo™, in development by Trimel Pharmaceuticals Corporation ("Trimel"), is an intranasal delivery system. Compleo is a single daily application via nasal delivery, which involves a small amount of gel that is placed in each nasal cavity and is usually absorbed between eight to 10 minutes. The product is then absorbed by the patient quickly and delivered without the typical adverse side effects that are common with drugs delivered orally or topically. Compleo initiated phase III trials in September 2011 and in December 2012 announced that primary efficacy endpoints had been met. Trimel expects to file an NDA for the drug shortly after the final safety data are generated in the first quarter of 2013.

        Clarus Therapeutics, Inc. ("Clarus") is developing CLR-610 (previously referred to as "Oritex" and "Tuclar"), an oral testosterone (soft gelatin capsule). Phase III enrollment initiated in August 2011. Clarus reports that NDA submission is expected in the second half of 2013 with a potential launch in late 2014 or early 2015.

        Androxal® from Repros Therapeutics, Inc. ("Repros") is designed to restore normal testosterone production in males rather than externally replacing testosterone like the current alternatives. Androxal is an oral product in development and is expected to restore normal pituitary response in men resulting in normalization of testosterone and luteinizing hormone levels. During the fourth quarter of 2011, Repros reported positive top-line interim results from a placebo-controlled Phase II trial of Androxal in hypogonadal men with Type II diabetes. The results showed a statistically significant increase in testosterone levels and a reduction in HbA1c in the Androxal arms. Phase III topline data from the first pivotal study is expected in the third quarter of 2013 and NDA submission projected for mid-2014, with a potential launch in mid-2015.

        In August 2012, Ferring initiated a Phase III trial to evaluate the efficacy and safety of FE 999303 (testosterone gel). The trial is expected to be completed in April 2013.

        Lipocine Inc. ("Lipocine") is developing LPCN-1021, an oral form of testosterone, formulated using Lipocine's oral Lip'ral technology, as a potential androgen replacement therapy and for the potential treatment of male hypogonadism. Lipocine has received guidance and go-ahead for a pivotal Phase III study for LPCN 1021, which is currently in preparation. Lipocine has reported that the Phase II study results were positive.

  Phase II

        TesoRx Pharma, LLC initiated a Phase II Proof-of-Concept trial with TSX-002 which is expected to be completed in the first quarter of 2013. TSX-002 is a novel, proprietary formulation of testosterone. Oral administration of TSX-002 utilizes a patented technology to achieve desirable serum bioavailability levels of testosterone.

        Hormos Medical has a product candidate, fispemifene, which it reports has shown efficacy in a Phase II Proof-of-Concept trial.

  Other

        Merck & Co. Inc. has a product candidate, Andriol® Testocaps (MK-3033, testosterone undeconate) which is an oral testosterone formulation that has international registrations, including Canada and much of Europe, but not yet in the US, for the treatment of male hypogonadism.

        Other new treatments are being sought for TRT, including a new class of drugs called Selective Androgen Receptor Modulators, as well as enhanced hydroalcoholic gel formulation of hydrotestosterone. These products are in development and their future impact on the treatment of testosterone deficiency is unknown.

  Competition for XIAFLEX for Dupuytren's

        Halozyme Therapeutics ("Halozyme") is researching HTI-501, a human lysosomal proteinase that degrades collagen and other proteins under certain physiologic conditions. According to Halozyme, HTI-501 may be useful in the treatment of both medical and aesthetic dermatologic conditions such as cellulite, Dupuytren's and Peyronie's, and pre-clinical investigations are ongoing.

        Also, although preliminary observations suggest that intralesional interferon gamma may reduce the size of Dupuytren's cords, further data are needed to assess whether it offers any clinical benefits.

        In March 2010, the Patient Protection and Affordable Care Act and the associated reconciliation bill ("PPACA") became law. Among other provisions, the new law includes provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, we expect that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the FDA; however, any repeal or modification of the law may affect this biologics exclusivity. The new law also establishes an abbreviated licensure pathway for products that are biosimilar to or interchangeable with FDA-approved biological products, such as XIAFLEX.

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

  •
  import and export.

        All of our products require regulatory approval by government agencies prior to commercialization. Testim has been approved for marketing for the indication of male hypogonadism in the U.S., Canada, Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the UK. XIAFLEX has been approved for the treatment of adult Dupuytren's patients with a palpable cord in the U.S. and Canada and as XIAPEX in the EU (including Norway and Iceland) and Switzerland.

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

  Regulation in the U.S.

        In the U.S., drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, and total or partial suspension of product marketing and/or approvals. In addition, non-compliance may result in the FDA's refusal to approve pending NDAs or BLAs or supplements to approved NDAs or BLAs or in the withdrawal of an NDA or BLA.

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

        After successful completion of the required clinical testing, generally an NDA or BLA is submitted. FDA approval of the NDA or BLA is required before marketing may begin in the U.S. The FDA reviews all NDAs or BLAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA or BLA for filing. In such an event, the NDA or BLA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. The FDA generally has 10 months in which to review the NDA or BLA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. In the last few years, FDA review times have lengthened. The FDA may refer the application to an appropriate Advisory Committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an Advisory Committee. If the FDA's evaluation of the NDA or BLA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or BLA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. If FDA evaluations of the NDA or BLA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or a complete response letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA or BLA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. Furthermore, approval may entail ongoing requirements for post-marketing studies, and marketed products, manufacturers and manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

        Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a disease or condition that affects populations of fewer than 200,000 individuals in the U.S. or disease whose incidence rates number more than 200,000 where the sponsor establishes that it does not realistically anticipate that its product sales will be sufficient to recover its costs. The sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for use of that drug for the orphan indication for a period of seven years. XIAFLEX for the treatment of Dupuytren's and Peyronie's has been granted orphan drug status.

        The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls, prescription and order form requirements and restrictions on prescription refills on some kinds of pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Testosterone, the active drug substance in Testim, has been scheduled under the Controlled Substances Act as a Schedule III substance. All regular Schedule III drug prescriptions must be signed by a physician and may not be refilled. Furthermore, the amount of Schedule III substances we can obtain for clinical trials and commercial distribution is limited by the Drug Enforcement Agency ("DEA"), and our quota may not be sufficient to complete clinical trials or meet commercial demand, if any. In addition to federal scheduling, Testim is subject to state-controlled substance regulation and may be placed in more restrictive schedules than those determined by the DEA and the FDA. However, to date, with the exception of the State of New York, which has given testosterone a Schedule II classification, testosterone has not been placed in a more restrictive schedule by any state.

  Regulation Outside of the U.S.

        Outside the U.S., the ability to market a drug is contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials and marketing authorizations vary widely from country to country. Currently, foreign marketing authorizations are applied for at a national level, although within the EU procedures are available to companies wishing to market a product in more than one EU member state. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

        Furthermore, we must obtain pricing approval in addition to regulatory approval prior to launching the product in the approving country.

  Fraud and Abuse Laws

        We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, false claims laws and physician self-referral laws. Violations of these laws are punishable by criminal, civil and/or administrative sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid and veterans' health programs. Because of the far-reaching nature of these laws, there can be no assurance that the occurrence of one or more violations of these laws would not result in a material adverse effect on our business, financial condition and results of operations.

        Anti-Kickback Laws.    Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act prohibit entities such as us from knowingly and willingly offering, paying, soliciting or receiving any form of remuneration (including any kickbacks, bribes or rebates) in return for the referral of items or services for which payment may be made under a federal health care program, or in return for the recommendation, arrangement, purchase, lease or order of items or services for which payment may be made under a federal health care program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment for up to five years or both. In addition, the Department of Health and Human Services ("HHS") may impose civil penalties and exclude violators from participation in federal health care programs such as Medicare and Medicaid. Many states have adopted similar prohibitions against payments intended to induce referrals of products or services paid by Medicaid or other third party payors.

        Physician Self-Referral Laws.    We also may be subject to federal and/or state physician self-referral laws. Federal physician self-referral legislation (the "Stark law") prohibits, subject to certain exceptions, a physician from referring Medicare or Medicaid patients to an entity to provide designated health services, including, among other things, certain radiology and radiation therapy services and clinical laboratory services in which the physician or a member of his immediate family has an ownership or investment interest or has entered into a compensation arrangement. The Stark law also prohibits the entity receiving the improper referral from billing any good or service furnished pursuant to the referral. The penalties for violations include a prohibition on payment by these government programs and civil penalties for participation in a circumvention scheme. Various state laws also contain similar provisions and penalties.

        False Claims.    The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit, cause the submission of, or conspire to file false or fraudulent claims for payment to the government. Violations of the federal False Claims Act may result in penalties equal to three times the damages that the government sustained, an assessment, civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.

        The federal False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against an individual or entity for violations of the False Claims Act. In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff's counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit). In return for bringing the suit on the government's behalf, the statute provides that the private plaintiff is entitled to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful plus reasonable expenses and attorneys' fees. Recently, the number of qui tam suits brought against entities in the health care industry has increased dramatically. In addition, a number of states have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained from the state.

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

        The Federal Physician Payment Sunshine Provisions were passed as part of PPACA. The provisions require pharmaceutical manufacturers to report certain payments or transfer of value to a physician or teaching hospital to the federal government. This includes the cost of meals provided to a physician. It also includes fees and reimbursed expenses associated with contracted services such as speaker programs, advisory boards, and consulting and research related payments. The Federal Physician Payment Sunshine Provisions also require that companies report on drug samples distributed by the company. The first report is due on March 31, 2014. This report must capture all reportable physician and teaching hospital spending from August 1, 2013 through December 31, 2013. The statute requires the federal government to make reported information available to the public starting September 2014.

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

  Compliance Program

        The healthcare laws and fraud and abuse laws and various guidances applicable to our business are complex and subject to variable interpretations. We maintain certain compliance policies, education and training, monitoring and auditing and remediation as well as other programs to further our commitment to high standards of ethical and legal conduct and to minimize the likelihood that we would engage in conduct or enter into arrangements in violation of applicable authorities. For example, we have (i) established a compliance team consisting of a Chief Compliance Officer and our Internal Auditor, and our Chief Compliance Officer is currently building out the rest of her compliance staff; (ii) established a compliance hotline that permits our employees to report anonymously any compliance issues that may arise; and (iii) instituted other safeguards intended to help prevent any violations of the applicable fraud and abuse laws and healthcare laws, and to remediate any situations that could give rise to violations. We also review our transactions and agreements, both past and present, to help assure they are compliant. Through our compliance efforts, we constantly strive to structure our business operations and relationships with our customers to comply with all applicable legal requirements.

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

        Our representatives are supplemented with field-based reimbursement specialists and a reimbursement hotline available to assist physicians with reimbursement questions and issues. For patients who may have difficulty affording XIAFLEX, we established a patient assistance program and support a co-pay assistance foundation.

        In many foreign markets, including the countries in the EU, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control.

        For a discussion of the J code and CPT codes relating to XIAFLEX, see the discussion above under "MARKETED PRODUCTS—XIAFLEX for Dupuytren's—Reimbursement for XIAFLEX".

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

        The scope of the intellectual property rights held by pharmaceutical firms involves complex legal, scientific and factual questions and consequently is generally uncertain. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a result, we do not know whether any of our currently pending patent applications, or the products or product candidates we develop, acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because patent applications in the U.S. and some other jurisdictions are sometimes maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office ("USPTO") to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued and challenged, in a court of competent jurisdiction would be found valid or enforceable. An adverse outcome in any such proceeding, or a successful assertion of third-party rights could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

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

        While we attempt to ensure that our product candidates and the methods we employ to manufacture them do not infringe other parties' patents and proprietary rights, competitors or other parties may assert that we infringe on their proprietary rights. Additionally, because patent prosecution can proceed in secret prior to issuance of a patent, third-parties may obtain other patents without our knowledge prior to the issuance of patents relating to our product candidates which they could attempt to assert against us.

        Although we believe that our product candidates, production methods and other activities do not currently infringe the intellectual property rights of third parties, we cannot be certain that a third party will not challenge our position in the future. If a third party alleges that we are infringing its intellectual property rights, we may need to obtain a license from that third party, but there can be no assurance that any such license will be available on acceptable terms or at all. Any infringement claim that results in litigation could result in substantial cost to us and the diversion of management's attention away from our core business and could also prevent us from marketing our products. To enforce patents issued to us or in-licensed or to determine the scope and validity of other parties' proprietary rights, we may also become involved in litigation or in interference proceedings, which could result in substantial costs to us or an adverse decision as to the priority of our inventions. We may be involved in interference and/or opposition proceedings in the future. We believe there will continue to be litigation in our industry regarding patent and other intellectual property rights.

        We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our trade secrets.

        It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

  Testim

        We have licensed the underlying technology for Testim from FCB under the May 2000 License described above. The patents and patent applications that we license from FCB for Testim cover methods, compositions and formulations for administering drugs, such as testosterone, across the skin and mucus membranes. In the U.S., the '968 Patent covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in the Approved Drug Products with therapeutic Equivalence Evaluations (commonly known as the "Orange Book"). The '968 Patent expires in January 2025. Nine additional U.S. patents issued covering use of Testim between October 2009 and May 2012 and have been listed in the Orange Book. They expire in 2023.

FCB also has filed continuation applications that are pending. In Canada, there are two patents covering Testim, one that expired in January 2010 and another that expires in April 2023. The patent issued by the European Patent Office covering Testim expires in April 2023. FCB also has filed a patent application in Japan that is awaiting examination. Patents have been granted in several countries world-wide, and patent applications in several other countries throughout the world are in various stages of prosecution. All of these patents and any patents that issue from the pending applications are included in the May 2000 License or are owned directly by us. Testosterone, the active ingredient in Testim, does not have patent protection and is included in competing TRT products.

        We are currently engaged in separate litigations in Federal courts in Delaware and New Jersey with Upsher-Smith Laboratories, Inc. ("Upsher-Smith") regarding Upsher-Smith's attempts to bring a generic testosterone gel product to market via an ANDA or NDA using Testim as its reference drug. We are also engaged in litigation in Federal court in New Jersey with Watson Laboratories, Inc. (NV), Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, "Watson") regarding Watson's attempts to bring a generic testosterone gel product to market via an ANDA.

        See "—Competition—TRT Market Competition—Generic Competition" above and "Legal Proceedings" in Part I, Item 3 below for discussion of these litigations and Upsher-Smith's and Watson's respective efforts to obtain approval of a generic version of Testim. An adverse outcome in any of these litigations or any other such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ten FCB patents. The introduction of a generic version of Testim could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

  XIAFLEX

        We licensed the collagenase enzyme in XIAFLEX, our product for the treatment of Dupuytren's, and product candidate for the treatment of Peyronie's, Frozen Shoulder syndrome and cellulite and we also have the option upon certain conditions to license and other indications, from BioSpecifics. In addition to the marketing exclusivity which comes with its orphan drug status in the U.S. as a treatment for Dupuytren's and Peyronie's, use of the enzyme underlying XIAFLEX is covered by two use patents in the U.S., one for the treatment of Dupuytren's and one for the treatment of Peyronie's. The Dupuytren's patent expires in 2014, and the Peyronie's patent expires in 2019. Both patents are limited to the use of the enzyme for the treatment of Dupuytren's and Peyronie's, respectively, within certain dose ranges. On October 12, 2010, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,811,560 (the "'560 Patent") covering XIAFLEX with independent claims that recite a drug product, a process for producing the drug product, and pharmaceutical formulations comprising the drug product. As a result, we expect XIAFLEX to have patent protection through 2028.

        On August 31, 2011, we and BioSpecifics entered into a settlement agreement (the "Settlement Agreement"), pursuant to which the parties settled all pending litigation and resolved other outstanding disputes between them. Pursuant to the Settlement Agreement, we reserve certain rights and the parties have agreed to certain clarifications as to intellectual property matters and amounts owed between the parties. As a result of this settlement, we and BioSpecifics are now co-owners of the '560 Patent.

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

        In October 2011, we filed a provisional U.S. patent application relating to the treatment of cellulite with XIAFLEX. If granted, this patent would expire in 2032 or later if patent term adjustments are granted. An international patent application under the Patent Cooperation Treaty ("PCT") was filed in October 2012.

        In January 2012, we filed a provisional U.S. patent relating to certain sequences of the collagenase enzyme used in XIAFLEX. If granted, this patent would expire in 2033 or later if patent term adjustments are granted. An international patent application under the PCT was filed in January 2013.

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

        The FDA granted orphan drug status to XIAFLEX in the U.S. for each of the treatments of Dupuytren's and Peyronie's in 1996. The designations for the treatment of Dupuytren's and Peyronie's have been transferred to us. Orphan drug status means that, because XIAFLEX was the first product to receive FDA approval for the orphan indication of Dupuytren's, another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to seven years in the U.S. With an approval date of February 2, 2010, the orphan status exclusivity period for XIAFLEX for Dupuytren's would expire February 2, 2017.

  The Hatch-Waxman Act

        Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, newly approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active ingredient. The Hatch-Waxman Act prohibits an ANDA where the applicant does not own or have a legal right of reference to all the data required for approval, to be submitted by another company for another version of such drug during the five-year exclusive period. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA; however, the applicant would be required to conduct its own pre-clinical, adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new NDAs with new clinical trials for previously approved drugs and supplemental NDAs, for example, for new indications, dosages, or strengths of an existing drug, if new clinical investigations are essential to the approval. This three-year exclusivity covers only the new changes associated with the supplemental NDA and does not prohibit the FDA from approving ANDAs for drugs containing the original active ingredient or indications.

        If an ANDA applicant were to file a paragraph IV certification under the Hatch-Waxman Act in connection with the submission to the FDA of an ANDA for approval of a generic version of any of our products for which we believed we held a valid patent, then we could initiate a lawsuit against the applicant claiming patent infringement and defending the relevant patent's validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA for a generic version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA within 45 days of receiving the paragraph IV certification. If a court found that one of our patents was invalid or not infringed, then the FDA would be permitted to approve the competitor's ANDA resulting in a competitive generic product. In the event that the FDA did not grant the 30 month stay, the FDA would be permitted to approve the competitor's ANDA; however, we could engage in legal proceedings, such as an injunction, to attempt to preclude the generic competitor from entering the market during the pendency of the patent litigation, but we may not prevail in which event the competitor could enter the market, despite the ongoing patent litigation.

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

EMPLOYEES

        We are a fully integrated company and had approximately 526 employees at the end of 2012, including approximately 287 employees in our commercial organization, 122 employees in manufacturing and quality, 60 employees in research and development and 57 employees providing administrative support. We believe that our relations with our employees are good, and we have no history of work stoppages. Generally, our employees are at-will employees. However, we have entered into employment agreements with certain of our executive officers.

RESEARCH AND DEVELOPMENT SPENDING

        Over the last three fiscal years, we have spent approximately $155.8 million on company-sponsored research and development activities. We spent $48.0 million in 2010, $61.9 million in 2011 and $45.9 million in 2012. For additional discussion on these activities, see "Results of Operations" in Part II, Item 7 below.

REVENUE FROM CUSTOMERS IN THE U.S. AND OUTSIDE THE U.S.

        The information under "Results of Operation—Years Ended December 31, 2012 and 2011—Net Revenues" and under "Results of Operation—Years Ended December 31, 2011 and 2010—Net Revenues" in Part II, Item 7 is incorporated herein by reference.

SEASONALITY

        The total volume of procedures to treat Dupuytren's has exhibited significant seasonality. Procedure volume is historically at its lowest in the second and third quarters and peaks in the fourth and first quarters. The rationale for this seasonality is uncertain but we believe it may be due in part to potential patients wishing to avoid the disruption of surgery and recovery during the spring and summer months and in part to patients attempting to exhaust flexible spending accounts near year-end or schedule procedures before co-pays and deductibles reset in a new year.

        In the nearly three years since launch, sales of XIAFLEX have exhibited their strongest growth in the fourth quarters of 2010, 2011 and 2012; however, to date, sales of XIAFLEX have not shown the same significant ebbing and flowing seasonality as the historical trends of total volume of Dupuytren's procedures. We cannot predict whether XIAFLEX sales will begin to exhibit a similar seasonality in the future.

FINANCIAL INFORMATION

        The information under Part II, Item 8 is incorporated herein by reference.

AVAILABLE INFORMATION

        We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F. Street, N.E., Washington, DC 20549, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also obtain our SEC filings free of charge from the SEC's Internet Web site at www.sec.gov.

        Our Internet Web site address is www.auxilium.com. We make available free of charge through our Web site's "For Investors" page most of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information. These reports and information are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

        Our Board of Directors has various committees including an audit and compliance committee, compensation committee and nominating and corporate governance committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines and a Code of Conduct. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our Web site. The references to our Web site and the SEC's Web site are intended to be inactive textual references only, and the contents of those Web sites are not incorporated by reference herein.

        In addition, you may request a copy of the foregoing filings, charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, at no cost by writing us at the following address or telephoning us at the following telephone number:

Auxilium Pharmaceuticals, Inc.
640 Lee Road
Chesterbrook, PA 19087
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

        Our business is dependent on market acceptance of our products and, if approved, our product candidates, including, without limitation, XIAFLEX for the potential treatment of Peyronie's, by physicians, healthcare payors, patients and the medical community. Medical doctors' willingness to prescribe, and patients' willingness to accept, our products depend on many factors, including:

  •
  perceived safety and efficacy of our products;

  •
  convenience and ease of administration;

  •
  prevalence and severity of adverse side effects in both clinical trials and commercial use;

  •
  availability of alternative treatments or products, including generics;

  •
  cost effectiveness and the pricing of our products;

  •
  the adequacy and effectiveness of our sales force and that of any co-promotion partner's or international partner's sales force;

  •
  the adequacy and effectiveness of our production, distribution and marketing capabilities and those of our international partners;

  •
  publicity concerning our products or competing products; and

  •
  existence and level of third-party coverage or reimbursement for our products and, in the cases of XIAFLEX for the treatment of Dupuytren's and, if approved, XIAFLEX for the potential treatment of Peyronie's, the procedures performed by physicians while treating patients with XIAFLEX.

        Even though we have received regulatory approval for Testim for the treatment of hypogonadism and XIAFLEX for the treatment of adult Dupuytren's patients with a palpable cord, and even if we receive regulatory approval and satisfy the above criteria for any of our product candidates, including, without limitation, XIAFLEX for the treatment of Peyronie's, physicians may not prescribe, and patients may not accept, our products if we do not promote our products effectively. If any of our products or product candidates fails to achieve market acceptance, we may not be able to market and sell the products successfully, which would limit our ability to generate revenue and could harm our business.

Our products and any of our product candidates, if approved, and our competitors' branded products may face competition from lower cost generic or follow-on products and such generic competition could have a material adverse effect on our business.

        Testim is approved under the provisions of the U.S. Food, Drug and Cosmetic Act that renders it susceptible to potential competition from generic manufacturers via the ANDA procedure. Generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the drug product.

        The ANDA procedure includes provisions allowing generic manufacturers to challenge the effectiveness of the innovator's patent protection long before the generic manufacturer actually commercializes their products through the paragraph IV certification procedure. In recent years, generic manufacturers have used paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue and to implicate drug products with even relatively small total revenues.

  Upsher-Smith Litigations

  ANDA Litigations with Upsher-Smith

        We are currently engaged in separate litigations in Federal courts in Delaware and New Jersey with Upsher-Smith regarding Upsher-Smith's attempts to bring a generic testosterone gel product to market via an ANDA using Testim as its reference drug. We refer to the litigation in Delaware as the "Delaware Upsher-Smith ANDA Litigation", the litigation in New Jersey as the "New Jersey Upsher-Smith ANDA Litigation", and both of them collectively as the "Upsher-Smith ANDA Litigations". A discussion of the Upsher-Smith Litigations is set forth below. For further discussion of the Upsher-Smith Litigations and Upsher-Smith's efforts to obtain approval of a generic version of Testim via an ANDA pathway, see:

  •
  "Competition—TRT Market Competition—Generic Competition" in Part I, Item 1 above; and

  •
  "Legal Proceedings—Upsher-Smith Litigation" in Part I, Item 3 below.

  Delaware

        In October 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (FCB's predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the '968 Patent. Shortly after, we commenced the Delaware Upsher-Smith Litigation. Upsher-Smith will not be able to lawfully launch a generic version of Testim in the U.S. without the necessary approval from the FDA. Although it would seem unlikely based on the FDA's public statements in its responses to the Citizen's Petitions submitted by each of us and Abbott and Upsher-Smith's public stance that its generic product has different penetration enhancers than Testim, the FDA could approve the generic product proposed in Upsher-Smith's ANDA. With FDA approval, even if the Delaware Upsher-Smith Litigation remains pending, Upsher-Smith may nevertheless choose to launch this generic product, if approved, at risk of infringing the '968 patent. Although administratively closed in December 2011, the Delaware Upsher-Smith Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith's proposed testosterone product does not infringe the '968 Patent or that the '968 Patent is invalid and/or unenforceable. All discovery obligations of the parties continue to be in effect. In April 2012, we and FCB received a notice from Upsher-Smith in connection with its ANDA advising us and FCB of Upsher-Smith's Paragraph IV certification relating to the eight additional patents listed in the Orange Book in addition to the '968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents and that those patents are invalid. A tenth U.S. patent issued to FCB on May 15, 2012 and was listed in the Orange Book.

  New Jersey

        We and FCB learned on September 11, 2012 that Upsher-Smith had filed on September 10, 2012 in the United States District Court for the District of New Jersey a complaint for declaratory judgment seeking a declaration of non-infringement and/or invalidity of FCB's U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029. All of the eight referenced patents cover our Testim® 1% testosterone gel, and the eight referenced patents are among the ten FCB patents covering Testim that are currently listed in the Orange Book. The referenced patents will expire between 2023 and 2025. We and FCB have filed a Motion to Dismiss this case or, in the alternative, to move the case to Delaware.

  505(b)(2) NDA Litigation

        On or about December 28, 2012, we and FCB became aware of a notice from Upsher-Smith that advised us and FCB of Upsher-Smith's filing of a 505(b)(2) NDA containing a Paragraph IV certification under 21 U.S.C. Section 314.52(c) for testosterone gel (the "Upsher-Smith NDA"). This Paragraph IV certification notice refers to the ten U.S. patents, covering Testim® 1% testosterone gel, that are listed in the Orange Book. These ten patents are owned by FCB and will expire between 2023 and 2025. Upsher-Smith may seek to have any drug approved under the Upsher-Smith NDA as a generic version of Testim. On January 28, 2013, we and FCB filed a lawsuit in the United States District Court of Delaware against Upsher-Smith for infringement of FCB's ten patents listed in the Orange Book as covering Testim® 1% testosterone gel. For further discussion of this matter, see "Legal Proceedings—Upsher-Smith Litigation" in Part I, Item 3 below.

  Watson Litigation

  ANDA Litigations with Watson

        On May 24, 2012, we and FCB filed a lawsuit against Watson for infringement of FCB's ten patents listed in the Orange Book as covering Testim® 1% testosterone gel (the "Watson Litigation"). The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012 in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of an ANDA for a generic 1% testosterone gel product. This letter also stated that the ANDA contained Paragraph IV certifications with respect to the nine patents listed in the Orange Book on that date as covering Testim. Our lawsuit filed against Watson involves those nine patents, as well as a tenth patent covering Testim that was issued on May 15, 2012 and is listed in the Orange Book. For further discussion of the Watson Litigation and Watson's efforts to obtain approval of a generic version of Testim via an ANDA pathway, see "Legal Proceedings—Watson Litigation" in Part I, Item 3 below.

        An adverse outcome in any of the Upsher-Smith Litigations, the Watson Litigation, or any other such legal action, could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the last to expire of the ten Orange Book patents relating to Testim in January 2025.

        In addition, we expect that a generic version of Androgel may potentially be introduced as early as August 2015. See "Competition—TRT Market Competition—Generic Competition" in Part I, Item 1 above for a discussion of Watson's various litigations involving the Androgel franchise. Since Testim and XIAFLEX for Dupuytren's are currently our only products, the introduction of a generic version to Testim or Abbot's AndroGel testosterone gel franchise could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue the commercialization of XIAFLEX for Dupuytren's.

        In addition, PPACA, enacted in March 2010, includes provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, we expect that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the FDA (although this could change as the regulations are enacted). PPACA also establishes an abbreviated licensure pathway for products that are biosimilar to or interchangeable with FDA-approved biological products, such as XIAFLEX. As a result, we could face competition from other pharmaceutical companies that develop biosimilar versions of our biological product XIAFLEX that do not infringe our patents or other proprietary rights. Similar legislation has also been adopted in the EU.

Failure to accurately forecast demand for our products could result in additional charges for excess inventories, or future charges for excess or idle plant capacity.

        In planning for the market launch of XIAFLEX for Dupuytren's, we decided to ensure that we would not run out of stock during the launch. Prior to FDA approval, we produced finished packaged inventory sufficient to meet a significant demand. In 2010, we concluded that $3.9 million of this inventory may expire prior to its expected sale and charged this cost to Cost of goods sold for 2010. During 2011 and 2012, all of this reserve was utilized in the physical disposal of such expiring inventory.

        We continually evaluate the need for reserves for inventory on hand that is in excess of expected future demand or that is not expected to meet approved or anticipated specifications. Inventories expected to be utilized in the next 12-month period are classified as current, and inventories expected to be utilized beyond that period are classified as non-current. Such non-current inventories at December 31, 2012 represents XIAFLEX inventories which have long shelf lives. We continue to produce XIAFLEX in excess of current product demand in order to maintain manufacturing know-how and efficiencies. Based on our projections of continuing demand for XIAFLEX for Dupuytren's and the expected approval and market launch of XIAFLEX for Peyronie's, we believe that these inventories will be sold prior to their expiration. However, in the event that demand for XIAFLEX declines, demand does not meet our sales forecasts for Dupuytren's and Peyronie's or FDA approval of XIAFLEX for Peyronie's is delayed, we could have additional charges for excess inventories. In addition, if we reduce production levels as a result of these potential conditions, we may be required to record charges for excess or idle plant capacity. If we are required to recognize these types of charges, such charges could have a material adverse effect on our financial condition and results of operations.

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

        Our revenues and profits depend heavily upon the availability of adequate coverage and reimbursement for the use of our products, and any of our product candidates that are approved for marketing, from third-party healthcare and state and federal government payors, both in the U.S. and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that the product is:

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

        In November 2011, the CMS released payment rates for CPT codes to be used with XIAFLEX for the treatment of adult Dupuytren's patients with a palpable cord beginning January 1, 2012. The CPT codes apply to the procedures only, and leave in place the separate XIAFLEX specific J code for reimbursement of the product that was effective January 1, 2011. The CPT codes, 20527 for the XIAFLEX injection procedure and 26341 for the finger extension or manipulation procedure, and J code, J0775, are used by physicians to identify XIAFLEX when billing to Medicare, Medicaid and commercial health plans for reimbursement. Failure of the existence of the XIAFLEX-specific J code and CPT codes to spur demand may have a material adverse effect on our business. In addition, physicians may perceive the reimbursement levels associated with the XIAFLEX-specific J code and CPT codes to be inadequate, which could affect the use of such codes by physicians and have a material adverse effect on our business.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

        The commercialization of our products and the clinical testing, manufacture and commercialization of our product candidates, if approved, involves significant exposure to product liability claims. We have products liability insurance that covers our products and the clinical trials of our product candidates that we believe is adequate in both scope and amount and has been placed with what we believe to be reputable insurers. This insurance has a self-insurance retention for the first $1.0 million of liability. Our product liability policies have been written on a claims-made basis. If any of our product candidates are approved for marketing, we may seek additional coverage. We cannot predict all of the adverse health events that our products or product candidates may cause. As a result, our current and future coverages may not be adequate to protect us from all the liabilities that we may incur. If losses from product liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources. In addition, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If we are required to pay a product liability claim, we may not have sufficient financial resources and our business and results of operations may be harmed. Whether or not we are ultimately successful in product liability litigation, such litigation could also consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. Additionally, we enter into various agreements where we indemnify third parties such as manufacturers, investigators and collaborative partners for certain product liability claims related to our products. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

Testim competes in a very competitive market, and if we are unable to compete effectively with the other companies that produce products for the treatment of urologic or sexual health disorders, our ability to generate revenues will be limited.

        The TRT market is highly competitive. Our success will depend, in part, on our ability to grow our prescription volume and protect our share of the market from the competition. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies. As competition has increased, access to managed care plans has also become more competitive in the TRT market. Pricing, rebate and discount strategies required to gain or maintain access or in some cases preferential access to certain managed care plans may have a material adverse effect on the revenue we derive from Testim. The loss of preferred status or any access at all for certain managed care plans may have a material adverse effect on Testim's share of the TRT market.

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

        In addition to potential generic competition, Androgel 1% and Androgel 1.62%, two additional competing TRT products were launched in the U.S. in the first quarter of 2011 and several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. and the rest of the world.

        For a discussion of competition in the TRT market, see "Competition—TRT Market Competition" in Part I, Item 1 above.

If testosterone replacement therapies are perceived, or are found, to create health risks, our sales of Testim may decrease and our operations may be harmed.

        Publications have, from time to time, suggested potential health risks associated with TRT. Potential health risks are described in various articles, including a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed are fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, increased cardiovascular disease risk and the suppression of sperm production. In April 2009, the FDA informed the Company that it had become aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children to testosterone due to drug transfer (known as transference) from adult males using testosterone gel drug products. The FDA considered this information to be "new safety information" and requested changes to the prescribing information for Testim, including a "boxed warning", which is used to highlight warning information that is especially important to the prescriber. The FDA also required a REMS that includes assessments and a Medication Guide to inform patients. It is possible that studies on the effects of TRT could demonstrate these or other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact Testim sales. These factors could adversely affect our business.

International commercialization of our products, including the continued commercialization of XIAPEX in the European Union, and our product candidates faces significant obstacles.

        We may commercialize some of our products, and product candidates, if approved, internationally on our own or through collaborative relationships with foreign partners. Our foreign regulatory, clinical and commercial resources are limited, and accordingly, our ability to expand our business outside of the U.S. on our own is limited. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future and current collaborations with foreign partners may not be effective or profitable for us. Any international commercialization may carry risks that we do not foresee due to our limited international resources.

        Pfizer currently markets XIAPEX (EU tradename for XIAFLEX) for the treatment of Dupuytren's contracture in the European Union and certain Eurasian countries. Pfizer also currently has development rights in this territory for XIAPEX for, if approved, the treatment of Peyronie's. This collaboration arrangement will terminate on April 24, 2013. Although we are currently committed to the continued commercialization of XIAPEX for the treatment of Dupuytren's and the continued development of XIAPEX, if approved, for the treatment of Peyronie's in this territory, we may not have adequate resources or capabilities to do so on our own, we may not be successful in entering into a new collaboration agreement with a new partner, and continued commercialization may not be profitable for us. Also, we may not be successful in completing all actions necessary for the transfer of the Marketing Authorization ("MA") to us.

Our ability to generate revenue is somewhat dependent upon the growth of the markets in which we sell our products. If these markets do not continue to grow, our ability to maintain our revenue and generate profits, if any, could be negatively impacted.

        Large pharmaceutical companies with greater resources than we have continue to enter the TRT market. As large pharmaceutical companies launch products that compete with Testim, the amount of promotional activities to increase awareness of the benefits of TRT therapies has increased significantly. We believe that the increase in promotional activities has been the primary driver of the growth of the overall TRT market. The amount of resources we devote to promotional activities is significantly less than that of our competitors. Consequently, we do not influence the growth of the TRT market in any material manner. If our competitors do not continue to devote significant resources to consumer awareness, advertising, promotional and other activities, the growth of the overall TRT market, and the gel segment of the TRT market specifically, would likely slow or decline. Any slowing or decline in the growth of the markets in which we sell our products, could negatively impact our ability to maintain our revenue and generate profits.

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

        We have entered into leases for our facilities in Horsham, the first of which expires on January 1, 2017. If we are unable to maintain regulatory approval for XIAFLEX for Dupuytren's or obtain regulatory approval for XIAFLEX for Peyronie's, we may not have an alternate use for the Horsham facilities but will be required to make payments under our leases. As of December 31, 2012, the total future minimum lease payments of these leases during their initial noncancellable terms are approximately $18.9 million.

Our Horsham facilities and the facilities of the manufacturer who we are in the process of qualifying as a secondary manufacturer (such manufacturer, the "Proposed Secondary Manufacturer" and such facility, the "Proposed Secondary Facility") are subject to regulatory oversight, which may delay or disrupt our development and commercialization efforts for XIAFLEX.

        We must ensure that all of the processes, methods, equipment and facilities employed in the manufacture of XIAFLEX at our Horsham facility and the Proposed Secondary Facility are compliant with the current cGMP requirements. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance with cGMP requires record keeping and quality control to assure that the clinical and commercial product meets applicable specifications and other requirements. If we or the Proposed Secondary Manufacturer fail to comply with these requirements, we may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them. Our manufacturing facilities and the Proposed Secondary Facility are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies including non-compliance with regulatory requirements, we could be required to take remedial actions, stop production or close our Horsham facilities or the Proposed Secondary Facility, which would disrupt the manufacturing processes, limit the supplies of XIAFLEX and delay clinical trials and subsequent licensure.

        Future noncompliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of XIAFLEX made at our Horsham facilities or the Proposed Secondary Facility in clinical trials, refusal of the government to allow distribution of XIAFLEX for commercialization, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts.

Risks Related to Our Dependence on Third-Party Manufacturers, Service Providers, Testing Laboratories and Suppliers

Since we currently rely on third-party manufacturers, suppliers and packagers, we may be unable to control the availability or cost of manufacturing and packaging our products, which could adversely affect our results of operations.

        We currently do not manufacture Testim or any of our product candidates, except for the active ingredient for XIAFLEX for which we are the sole source of supply. JHS fills and lyophilizes the XIAFLEX bulk drug substance that we manufacture and produces sterile diluent. Catalent packages and finishes the XIAFLEX products. Testim is manufactured for us by DPT, under a contract that expires on December 31, 2015, and also by CPL as a secondary supplier under a contract that expires on July 31, 2014. We are in the process of qualifying the Proposed Secondary Manufacturer for XIAFLEX. We also rely on third parties for certain packaging services for our products.

        The manufacture of pharmaceutical products requires significant expertise and capital investment. JHS, Catalent, DPT, CPL, the Proposed Secondary Manufacturer or any other third-party manufacturer or packager may encounter difficulties in production. These problems may include:

  •
  difficulties with production costs and yields;

  •
  availability of raw materials and supplies;

  •
  issues with quality control and assurance;

  •
  damage to, or complete loss of, raw materials, supplies or finished product;

  •
  shortages of qualified personnel;

  •
  compliance with strictly enforced federal, state and foreign regulations; and

  •
  lack of capital funding.

        JHS, Catalent, DPT, CPL, the Proposed Secondary Manufacturer or any of our other third-party manufacturers and packagers may not perform as agreed. Likewise, we may not perform as agreed under our contracts with these manufacturers and packagers. In either event, the applicable manufacturer or packager or we, as the case may be, may terminate the applicable agreement, which would adversely impact our ability to produce and sell our products or produce our product candidates for use in clinical trials. Also, any of our third-party manufacturers and packagers could become insolvent or cease operations. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of our products or any of our product candidates on acceptable terms, if at all, which would materially impair our business.

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

We currently rely on single source suppliers for certain raw materials and services for manufacturing XIAFLEX and for one of the primary ingredients for Testim, and on only two suppliers for another primary ingredient for Testim, and the loss of any of these suppliers could prevent us from selling XIAFLEX or Testim, which would materially harm our business.

        We rely on third-party suppliers for our supply of raw materials for the manufacture of the XIAFLEX bulk drug substance and for our supply of testosterone and cyclopentadecanolide ("CPD"), two key ingredients of Testim. Certain raw materials are available to us from only limited sources and are sole sourced. We rely on one supplier for lyophilization and sterile diluent and we rely on one other supplier for labeling and packaging of XIAFLEX drug product. Testosterone is available to us from only three sources, and we rely exclusively on two outside sources for our supply of CPD. We do not have supply agreements in place with all of our raw material suppliers, including our suppliers of testosterone and CPD. If any of the suppliers stops manufacturing, or if we are unable to procure raw materials or services on commercially favorable terms, or if we are not able to obtain them in a timely manner, we may be unable to continue to produce or sell XIAFLEX or Testim on commercially viable terms, if at all. In addition, the limited number of suppliers of these raw materials and services with whom we do not have supply agreements in place may provide such companies with greater opportunity to raise their prices. Any increase in price for these raw materials or services may reduce our gross margins.

Risks Related to Collaborators

We are dependent upon our collaborative relationships with third parties to further develop and commercialize XIAFLEX (or XIAPEX as it is known in the EU) outside of the U.S and to commercialize Testim outside of the U.S. There may be circumstances that delay or prevent any of these third parties' ability to develop and commercialize XIAFLEX or to commercialize Testim.

        We have entered into agreements with each of Pfizer, Asahi Kasei and Actelion under which we have granted them the right to develop and commercialize XIAFLEX in Europe and certain Eurasian countries, and in Japan, and in Australia, Brazil, Canada and Mexico, respectively. In addition, we may seek to enter into similar arrangements with other third parties with respect to the development and commercialization of XIAFLEX in the rest of the world. We have entered into agreements with Ferring and Paladin under which we have granted them the right to commercialize Testim in Europe and Canada, respectively. We are subject to a number of risks associated with our dependence on our collaborative relationship with these third parties, including:

  •
  adverse decisions by a third party regarding the amount and timing of resource expenditures for the development and commercialization of XIAFLEX or Testim;

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

  •
  withdrawal of support by a third party following change of that third party's corporate strategy or due to competing priorities;

  •
  changes in key management personnel at a third party that are members of the collaboration's various operating committees; and

  •
  possible disagreements with a third party regarding the collaboration agreement or ownership of proprietary rights, including with respect to inventions discovered under the applicable collaborative agreement.

        Due to these factors and other possible disagreements with a third party, including disputes over intellectual property ownership, we may be delayed or prevented from further developing, manufacturing or commercializing XIAFLEX outside the U.S. or further commercializing Testim outside the U.S., or we may become involved in litigation or arbitration, which would be time consuming and expensive.

        If a third party were to unilaterally terminate its collaboration agreement with us, we would need to undertake development and marketing activities for XIAFLEX or marketing activities for Testim, as the case may be, in that third party's territory solely at our own expense and/or seek another partner for some or all of these activities in that territory. If we pursued these activities in that territory on our own, it would significantly increase our capital and infrastructure requirements, and might limit the indications we are able to pursue and could prevent us from effectively developing and commercializing XIAFLEX and could prevent us from effectively commercializing Testim, as the case may be. If we sought to find another pharmaceutical company partner for some or all of these activities, we may not be successful in such efforts, or they may result in a collaboration that has us expending greater funds and efforts than the relationship with the terminating third party.

        Pfizer currently markets XIAPEX (EU tradename for XIAFLEX) for the treatment of Dupuytren's contracture in the European Union and certain Eurasian countries. Pfizer also currently has development rights in this territory for XIAPEX for, if approved, the treatment of Peyronie's. This collaboration arrangement will terminate on April 24, 2013. Although we are currently committed to the continued commercialization of XIAPEX for the treatment of Dupuytren's and the continued development of XIAPEX, if approved, for the treatment of Peyronie's in this territory, we may not have adequate resources or capabilities to do so on our own, we may not be successful in entering into a new collaboration agreement with a new partner, and continued commercialization may not be profitable for us. Also, we may not be successful in completing all actions necessary for the transfer of the MA to us.

        In general, we cannot control the amount and timing that our third party partners may devote to our collaborations. We are relying on our third-party partners to obtain regulatory approvals for and successfully commercialize XIAFLEX in the relevant territories. If a third party fails to adequately market and promote XIAFLEX in its territory, we may be unable to obtain any remedy against that third party and sales of XIAFLEX may be harmed, which would negatively impact our business, results of operations, cash flows and liquidity due to reduced milestone and royalty payments under the applicable third party agreement.

We do not control the actions of our collaborators, and breaches of our agreements by any of them could affect our business, our regulatory approvals or our reputation.

        We have agreements in place with our collaborators, including Pfizer, Asahi Kasei, Actelion and BioSpecifics, and we expect that any future collaborators would similarly be engaged under contract. We also have entered into agreements with Ferring and Paladin under which we have granted them the right to commercialize Testim in Europe and Canada, respectively. Nevertheless, for reasons that we may not have an ability to foresee or control, any of our collaborators may breach their respective agreements. Depending on its nature, a breach could affect our regulatory approvals for our products and could affect our reputation if the consequences of a breach are imputed to us. We may need to engage in costly litigation to enforce our rights, and we may not prevail in such litigation. A breach by one of our collaborators may lead to termination of the applicable agreement, which, in the case of a license agreement, may affect the scope of our license, such as modifying an exclusive license to a non-exclusive license. Any such breach and its consequences could have a material adverse effect on our business and financial condition.

We may not be able to license XIAFLEX for development and commercialization in the rest of the world on commercially reasonable terms or at all.

        Reaching agreement or agreements with one or multiple partners for development and commercialization of XIAFLEX in areas of the world outside the U.S. and the territories covered by our collaboration agreements with Pfizer, Asahi Kasei and Actelion is uncertain. We may not be able to timely find interested or suitable partners for such collaboration, and any such collaboration may not be as profitable as planned or profitable at all. If we are unable to license XIAFLEX for development and commercialization in areas of the world outside the U.S. and the territories covered by our current collaboration agreements with Pfizer, Asahi Kasei and Actelion on commercially reasonable terms of at all, it could have an adverse effect on our ability to commercialize XIAFLEX worldwide and on our financial condition.

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

        If we undertake an acquisition, the process of integrating any newly acquired business, technology, service or product into our existing operations could be expensive and time consuming and may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials or not reaching its forecasted commercial potential. We may fund any future acquisition by issuing equity or debt securities, which could dilute our current stockholders' ownership percentage or limit our financial or operating flexibility as a result of restrictive covenants related to new debt. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote resources to potential acquisitions that are never completed. In pursuing our acquisition strategy, we may expend significant management time, consulting costs and legal expenses without consummating a transaction.

Risks Related to Regulatory Approval of Our Products and Product Candidates

If we do not receive regulatory approval to market XIAFLEX for the treatment of Peyronie's disease in a timely manner, or at all, we may not be able to expand our revenues for XIAFLEX and our business could be materially affected.

        In December 2012, the FDA accepted for filing our sBLA for XIAFLEX for the potential treatment of Peyronie's disease. The FDA has designated a PDUFA target action date of September 6, 2013. As the FDA is not bound by, and has in the past missed, its PDUFA goals, it is unknown whether the review of our sBLA will be completed within the FDA review goals or will be delayed.

        The FDA has broad discretion in the drug approval process. Even if we believe that we have demonstrated positive results from our preclinical and clinical trials of XIAFLEX for the treatment of Peyronie's disease, our results from these preclinical and clinical trials may not be sufficient, in the judgment of the FDA, to support marketing approval, or regulatory interpretation of our data and procedures may be unfavorable. The FDA may determine after review of our data for XIAFLEX for the treatment of Peyronie's disease that our application is insufficient, and decline to allow approval of XIAFLEX for the treatment of Peyronie's disease. Alternatively, the FDA might approve our application but with a restricted label, thus limiting who the drug may be marketed to.

        Obtaining approval of a sBLA is inherently uncertain. Even after completing clinical trials and other studies, XIAFLEX for the treatment of Peyronie's disease may not receive regulatory approval for many reasons, including the following:

  •
  we may not be able to demonstrate to the satisfaction of the FDA that XIAFLEX for the treatment of Peyronie's disease is safe and effective;

  •
  the FDA may disagree with the design or conduct of our clinical trials or other studies;

  •
  the results of our clinical trials or other studies may not demonstrate that the clinical and other benefits of XIAFLEX for the treatment of Peyronie's disease outweigh its safety risks;

  •
  the FDA's interpretation of the data from our clinical trials or other studies may be different than ours;

  •
  the FDA may decide that the data collected from our clinical trials and other studies of XIAFLEX for the treatment of Peyronie's disease is not sufficient to support the approval of our sBLA;

  •
  the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical and other study data insufficient for approval;

  •
  government funding of the FDA;

  •
  the FDA may determine that one of our investigator sites did not comply with Good Clinical Practices (GCP) regulations and that such site's data are dis-qualified, thus jeopardizing our approval; and

  •
  an Advisory Committee, if eventually required by FDA, may delay or adversely affect approval or force a rejection of our sBLA.

        If the FDA does not approve our application, it may require that we conduct additional clinical or pre-clinical studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any application that we subsequently submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our application approvable. As a result, we cannot predict when or whether regulatory approval will be obtained for our sBLA for XIAFLEX for the treatment of Peyronie's disease.

        Even if XIAFLEX for the treatment of Peyronie's disease receives regulatory approval from the FDA, any approvals that we obtain could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use, restricted label claims or the requirement that we implement a risk evaluation and mitigation strategy. In such an event, our ability to generate revenues could be greatly reduced and our business could be harmed.

        If we do not receive regulatory approval to market XIAFLEX for the treatment of Peyronie's disease in a timely manner, or at all, we may not be able to expand our revenues for XIAFLEX, inventories may become impaired and our business could be materially affected.

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

As a condition for approval of XIAFLEX for Dupuytren's, we are required to comply with post-marketing requirements. Failure to comply with these requirements or any future post-marketing requirements, or the cost of compliance with such requirements, may harm our business.

        The FDA or, for products outside the U.S. for which we hold the regulatory approvals, international regulatory agencies can establish requirements for approved products with which we must comply. For example, the law allows the FDA to require us as the sponsor of a marketing application to conduct and report the results of certain studies or clinical trials for certain purposes ("post-marketing requirements") if the FDA makes certain findings required by the statute. Failure to report or conduct the studies is considered a violation and can result in enforcement action. Additionally, the FDA can request that we voluntarily conduct studies or clinical trials to address questions or concerns ("post-marketing commitments"). These studies or clinical trials could be time-consuming and costly and the results could have negative effects on our ability to market the product.

        As a condition of approval for XIAFLEX for Dupuytren's, the FDA required a single post-marketing requirement and several post-marketing commitments. The post-marketing requirement is to conduct a study to evaluate the potential for antibodies to XIAFLEX to interfere with certain other human proteins that are similar to the proteins in XIAFLEX. No new clinical studies are required as part of this evaluation. The post-marketing commitments are generally related to the manufacturing and testing of XIAFLEX. The results of the required and voluntary investigations could be time-consuming and costly and the results could have negative effects on our ability to market the product.

        After the MA for XIAPEX in the EU and certain Eurasian countries has been transferred to us after the mutual termination of the Pfizer Agreement, we will be required to comply with post-marketing requirements applicable to maintaining the approval of XIAPEX in those territories.

For XIAFLEX for Dupuytren's and Testim, we are required to implement a REMS. Failure to comply, or the cost of compliance with such REMS or any future REMS, may harm our business.

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

        As a condition of approval for XIAFLEX for Dupuytren's, the FDA required a REMS. The goal of the REMS is to inform and train healthcare providers about the risks of tendon rupture, serious adverse reactions affecting the injected extremity, and the potential risk of serious hypersensitivity reactions (including the potential for anaphylaxis) associated with XIAFLEX. The REMS consists of a medication guide, a communication plan, and a timetable for submission of assessments of the REMS.

The communication plan includes a Dear Healthcare Provider Letter and educational materials (i.e., training guide and procedure training video).

        On May 7, 2009, the FDA announced that it was requiring the manufacturers of two prescription topical testosterone gels, Solvay S.A. (since acquired by Abbott, which is now AbbVie) and Auxilium, to make changes to the prescribing information and develop REMS for the products. The FDA stated that it was requiring this action after it became aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children to testosterone due to drug transfer from adult males using testosterone gel drug products (known as transference). The FDA considered this information to be "new safety information." We believe that all topical testosterone gels have a potential for transference. Testim's prescribing information has described the risk and procedures for avoidance of transference since the product was launched in 2003. The changes to the prescribing information for Testim include a "boxed warning", which is used to highlight warning information that is especially important to the prescriber. The goal of the REMS is to inform patients about the serious risk of transference or secondary exposure associated with the use of Testim and Abbvie's AndroGel. The REMS includes assessments and a Medication Guide to inform patients. The revised prescribing information and REMS for Testim was approved in September 2009.

We may not be able to obtain or maintain orphan drug exclusivity for our products or product candidates, and our competitors may obtain orphan drug exclusivity prior to us, which could significantly harm our business.

        Some jurisdictions, including Europe and the U.S., may designate drugs intended to treat relatively small patient populations as orphan drugs. The FDA granted orphan drug status to XIAFLEX in the U.S. for the treatment of Dupuytren's and Peyronie's. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation may not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and, in the U.S., specific tax credits. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to ten years in Europe and for a period of seven years in the U.S. Maintaining orphan drug designations and orphan drug exclusivity for XIAFLEX for the treatment of Dupuytren's and Peyronie's may be critical to their success. Our competitors may obtain orphan drug exclusivity for products competitive with our product candidates before we do, in which case we would be excluded from that market. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be different or clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, even if we obtain orphan drug exclusivity for any of our product candidates, a viable commercial market may never develop and we may never derive any meaningful revenues from the sales of these products.

We may not be able to develop product candidates into viable commercial products, which would impair our ability to grow and could cause a decline in the price of our stock.

        The process of developing product candidates, such as XIAFLEX for the treatment of Peyronie's disease, Frozen Shoulder syndrome, cellulite and any other product candidates, involves a high degree of risk and may take several years. Developing product candidates is very expensive and will have a significant impact on our ability to generate profits. We recently submitted our sBLA for XIAFLEX for the potential treatment of Peyronie's disease. Product candidates may fail to reach the market for several reasons, including:

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

  •
  the proprietary rights of others and their competing products and technologies may prevent our product candidates from being effectively commercialized or obtaining exclusivity; and

  •
  failure to meet one or more of management's target product profile criteria.

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

        We have four projects currently in clinical development, specifically XIAFLEX for the treatment of Peyronie's, Frozen Shoulder syndrome, cellulite and a high concentration testosterone gel product. Completion of clinical trials for each product candidate will be required before commercialization. If we experience delays in, or termination of, clinical trials, or fail to enroll patients in clinical trials in a timely manner, or if the cost or timing of the regulatory approval process increases, our financial results and the commercial prospects for our product candidates will be adversely impacted. In addition, our product development costs would increase and our ability to generate additional revenue from new products could be impaired.

Risks Related to Intellectual Property

We have only limited patent protection for our products and our product candidates, and we may not be able to obtain, maintain or protect proprietary rights necessary for the development and commercialization of our products or our product candidates.

        Our business and competitive positions are in part dependent upon our ability to obtain and protect our proprietary position for our products and our product candidates in the U.S., Canada, Europe and elsewhere throughout the world. We attempt to protect our intellectual property position by filing, or obtaining licenses to, patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.

        Our and our licensors' patents and patent applications may not protect our technologies and products because, among other things:

  •
  there is no guarantee that any of our or our licensors' pending patent applications will result in issued patents;

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

        Testosterone, the active ingredient in Testim, is off-patent and is included in competing TRT products. In the U.S., the '968 Patent covers a method for maintaining blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in the Orange Book. The '968 Patent expires in January 2025. Nine additional U.S. patents issued between 2009 and 2012 covering the composition of Testim and methods of its use and have been listed in the Orange Book. They expire in April 2023. Our licensor, FCB, also has filed continuation applications that are currently pending.

        We are currently party to patent infringement litigations against each of Upsher-Smith and Watson relating to Upsher-Smith's and Watson's respective intentions to market a generic version of Testim prior to the expiration of the patents listed in the Orange Book covering Testim. Also, we have sued Upsher-Smith with respect to the Upsher-Smith NDA for a generic version of Testim. See "Competition—TRT Market Competition—Generic Competition" in Part I, Item 1 above for discussion of the Upsher-Smith Litigation. See also "Legal Proceedings" in Part I, Item 3 below for an update on the Upsher-Smith Litigations and a discussion of the Watson Litigation.

        An adverse outcome in any of the Upsher-Smith Litigations, the Watson Litigation, or any other such legal action, could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the last to expire of the ten Orange Book patents relating to Testim in January 2025. Since Testim and XIAFLEX for Dupuytren's are currently our only products, the introduction of a generic version to Testim or the potential 2015 introduction of a generic version to Abbvie's AndroGel franchise could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue to seek to expand the market of the commercial launch of XIAFLEX for Dupuytren's.

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

        We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we generally seek to enter into confidentiality agreements with our employees, consultants and collaborators upon the commencement of a relationship with us. However, we may not obtain these agreements in all circumstances. Nor can we guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, or that we will have an adequate remedy for any such breach. In addition, adequate remedies may not exist in the event of unauthorized use or disclosure of this information. Others may have developed, or may develop in the future, substantially similar or superior know-how and technology. In addition, our research collaborators and scientific advisors may have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may impair our ability to obtain patent protection or protect our proprietary information. The loss or exposure of our trade secrets, know-how and other proprietary information, as well as independent development of similar or superior know-how, could harm our operating results, financial condition and future growth prospects. Many of our employees and consultants were, and many of our consultants may currently be, parties to confidentiality agreements with other companies. Although our confidentiality agreements with these employees and consultants require that they do not bring to us, or use without proper authorization, any third party's proprietary technology, if they violate their agreements, we could suffer claims or liabilities.

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

        We have also obtained exclusive worldwide rights from BioSpecifics to develop, market and sell products, other than dermal formulations labeled for topical administration, that contain BioSpecifics's enzyme, which we refer to as XIAFLEX, for the treatment of Dupuytren's, and, potentially, for the treatment of Peyronie's, Frozen Shoulder syndrome and cellulite. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country-by-country basis, on an indication-by-indication basis, or on a product-by-product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by BioSpecifics, we may not be able to execute our strategy to commercialize XIAFLEX for Dupuytren's or to develop and potentially commercialize XIAFLEX for the treatment of Peyronie's, Frozen Shoulder syndrome, cellulite or future product candidates utilizing BioSpecifics' enzyme. If this agreement is properly terminated by us, we will retain a non-exclusive license for these rights.

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

        Even though our products and our product candidates may be covered by patents, they may nonetheless infringe the patents or violate the proprietary rights of third parties. In these cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to sell and use our products and develop and commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to a third party's intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property.

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

        Furthermore, if a patent infringement suit were brought against us, or our licensors or collaborators, the development, manufacture or potential sale of product candidates claimed to infringe a third party's intellectual property may have to cease or be delayed. Ultimately, we may be unable to commercialize one or more of our product candidates, our patent claims may be substantially limited or may have to cease some portion of our operations as a result of patent infringement claims, which could severely harm our business.

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

        Competitors or collaborators may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming. In any such proceeding, a court may decide that a patent of ours or one that we have licensed is not valid or is unenforceable, may narrowly interpret our patent claims or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. In particular, if a competitor were to file a paragraph IV certification under the Hatch-Waxman Act in connection with that competitor's submission to the FDA of an ANDA or a 505(b)(2) NDA for approval of a generic version of any of our products for which we believed we held a valid patent, then we could initiate a lawsuit against such competitor claiming patent infringement and defending the relevant patent's validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA or 505(b)(2) NDA for a generic version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA or 505(b)(2) NDA within 45 days of receiving the paragraph IV certification. If, prior to the expiration of the 30-month stay, a court found that one of our patents was invalid or not infringed, then, notwithstanding the 30-month stay, the FDA would be permitted to approve the competitor's ANDA or 505(b)(2) NDA resulting in a competitive generic product. In the event that the FDA did not grant the 30-month stay, the FDA would be permitted to approve the competitor's ANDA or 505(b)(2) NDA; however, we could engage in legal proceedings, such as seeking an injunction to attempt to preclude the generic competitor from entering the market during the pendency of the patent litigation, but we may not prevail in which event the competitor could enter the market, despite the ongoing patent litigation.

        For example, we are currently engaged in separate litigations in Federal courts in Delaware and New Jersey with Upsher-Smith regarding Upsher-Smith's attempts to bring a generic testosterone gel product to market via an ANDA or NDA using Testim as its reference drug. We also engaged in litigation in Federal court in New Jersey with Watson regarding Watson's attempts to bring a generic testosterone gel product to market via an ANDA. See "—Competition—TRT Market Competition—Generic Competition" in Part I, Item 1 above and "Legal Proceedings" in Part I, Item 3 below for discussion of these litigations and Upsher-Smith's and Watson's respective efforts to obtain approval of a generic version of Testim. An adverse outcome in any of these litigations or any other such legal action could result in one or more generic versions of Testim being launched in the U.S. before the expiration of the ten FCB patents. The introduction of a generic version of Testim could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim as we continue to develop our product pipeline and therefore could have a material negative impact on our financial condition and results of operations.

Risks Related to Healthcare Reform

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably, may increase competition and may increase governmental oversight and compliance costs.

        In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare systems in ways that could impact our ability to sell our products profitably. In March 2010, PPACA and the associated reconciliation bill became law (collectively, the "Healthcare Reform Law"), and it includes a number of healthcare reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the Healthcare Reform Law increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or "donut hole." The law Healthcare Reform Law also revised the definition of "average manufacturer price" for reporting purposes (effective October 1, 2010), which could increase the amount of our Medicaid drug rebates to states. The Healthcare Reform Law also imposed annual fees on companies that manufacture or import branded prescription drug and biological products, which began in 2011. Substantial new provisions affecting compliance were also added, which may require us to modify our business practices with healthcare practitioners.

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

        The full effects of the Healthcare Reform Law cannot be known until these provisions are fully implemented and CMS and other federal and state agencies issue applicable regulations or guidance. Furthermore, legislation repealing, replacing or modifying all or part of the Healthcare Reform Law may be enacted or courts may issue rulings suspending, interpreting or otherwise affecting all or part of the Healthcare Reform Law, and these changes could significantly alter any advantages or disadvantages to the Company currently stemming from the Healthcare Reform Law. Specifically, any repeal or modification of the exclusivity for biological products could have an adverse effect on our business. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

        The cost of pharmaceuticals continues to generate substantial governmental interest. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms.

        Lastly, the Healthcare Reform Law provisions known as the "Physicians Payments Sunshine Act" require reporting to the federal government of all payments in excess of $10 or that aggregate to $100 annually that we make to physicians, including honoraria, consulting fees, payment for research, gifts, speakers' fees, entertainment, travel, education and royalties. Required data submission includes a recipient's name, address, medical specialty, amount received, date of payment, type of payment (cash, stock, items, or services), and if the payment is related to a specific drug or medical product. Several states currently have similar laws and more states may enact similar legislation. Reporting and potential public disclosure of these expenses may make it more difficult to recruit physicians for assistance with activities that would be helpful or necessary to our business. Tracking and reporting the required expenses may result in considerable expense.

Risks Related to Compliance

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

        We are a relatively small company and we rely heavily on third parties to conduct many important functions. As a biopharmaceutical company, we are subject to a large body of legal and regulatory requirements. In addition, as a publicly traded company we are subject to significant regulations, some of which have either only recently been adopted or are currently proposals subject to change. We cannot give assurances that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable federal, state, and foreign laws and regulations could lead to the imposition of fines, result in our exclusion from participation in state and federal healthcare programs, cause the value of our common stock to decline, impede our ability to raise capital or lead to the de-listing of our stock.

Our controls over external financial reporting may fail or be circumvented.

        We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002, as amended, to report annually on our internal control over financial reporting. If we, or our independent registered public accounting firm, determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operations and financial condition. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers.

We could be negatively impacted by future interpretation or implementation of federal and state fraud and abuse laws, including anti-kickback laws, false claims laws and federal and state anti-referral laws.

        We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, false claims laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, Department of Defense and Veterans' health programs. To date, we have not been challenged by a governmental authority under any of these laws.

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

        Our research and development activities and our commercial product, Testim, involve the use of testosterone and large amounts of alcohol which are classified as hazardous materials and chemicals. XIAFLEX, approved in the U.S., EU, Canada and certain Eurasian countries for the treatment of Dupuytren's, and in development for the treatment of Peyronie's, Frozen Shoulder syndrome and cellulite, is a biologic product. Biologic products may present a manufacturing health hazard due to risk of infection with the bacterial cell line used to produce the product or with potential bacteriophage contamination with the fermentation. Although we believe that our safety procedures for using, storing, handling, manufacturing and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business and financial condition. To our knowledge, we have not been the subject of any investigation by any agency or authority for failure to comply with any rules or regulations applicable to hazardous materials or chemicals. We do not maintain specific insurance for the handling of biological, hazardous and radioactive materials. We have contracts with third-party providers for the storage and disposal of hazardous waste and believe that any claims against us in these areas would be the responsibility of these third parties. However, we may be held responsible for these claims despite the fact that we have contracted with third parties for the storage and disposal of hazardous waste. If we are exposed to these types of claims, we could be held responsible for liabilities that exceed our financial resources, which could severely affect our operations.

Risks Related to Our Financial Results, Our Need for Additional Financing and Our Stock Price

We have incurred significant losses since our inception in July 1999 and, although we achieved initial year-end profitability for 2012, we may not remain profitable every quarter or every year.

        Prior to 2012, we have incurred significant losses since our inception. As of December 31, 2012, we had an accumulated deficit of $322.1 million. We achieved initial year-end profitability for 2012; however, it is possible that we will not be able to remain profitable in every quarter or year thereafter. If we fail to maintain profitability on a quarter-to-quarter or year-to-year basis, the value of our common stock may decline substantially.

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

        Our future results are unpredictable and our success is dependent upon many factors. Accordingly, our stockholders and prospective stockholders must consider our prospects in light of the risks and difficulties we may encounter. Our stock price may be volatile and our stockholders may lose some or all of their investment. For the foreseeable future, if we are unable to grow sales of our products and out-licensing revenues, we will be unable to increase our revenues or maintain profitability and we may be forced to delay or change our current plans to develop our product candidates.

Our results of operations and earnings may not meet guidance or expectations.

        We provide public guidance on our expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Report on Form 10-K and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our actual results may not always be consistent with our guidance. If, in the future, our results of operations for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could decline significantly.

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

        Certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies due to governance or strategic related disagreements between such companies and such stockholders. If we become subject to such stockholder activism efforts, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business and adversely affect the market price of our common stock.

Outstanding options could result in substantial dilution.

        At the end of the period covered by this Report, stock options to purchase 6,626,176 shares of common stock were outstanding. In addition, as of December 31, 2012, a total of 4,474,750 stock options are available for grant under our 2004 Equity Compensation Plan amended and restated as of June 21, 2012. A total of 966,730 of the outstanding options were "in the money" and exercisable as of December 31, 2012. "In the money" means that the current market price of the common stock is above the exercise price of the shares subject to the option. The issuance of common stock upon the exercise of these options could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

Provisions in our certificate of incorporation and bylaws and under Delaware law may prevent or frustrate a change in control in management that stockholders believe is desirable.

        Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

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

Risks Relating to Our Convertible Senior Notes and Related Hedge Transactions

We incurred significant indebtedness through the sale of our 1.5% convertible senior notes due 2018, and we may incur additional indebtedness in the future. The indebtedness created by the sale of the notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

        We incurred $350.0 million of senior indebtedness in January 2013 when we sold $350.0 million aggregate principal amount of 1.5% convertible senior notes due 2018, or the 2018 Convertible Notes. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

  •
  increasing our vulnerability to adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing;

  •
  requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business; and

  •
  placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

        We cannot assure stockholders that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of the 2018 Convertible Notes, or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the 2018 Convertible Notes and such other indebtedness to accelerate the maturity of the 2018 Convertible Notes and such other indebtedness and could cause defaults thereunder. Any acceleration of the 2018 Convertible Notes or any indebtedness which we may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

        In the event the conditional conversion features of the 2018 Convertible Notes are triggered, holders of the 2018 Convertible Notes will be entitled to convert the 2018 Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their 2018 Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the applicable conversion rate. If we are unable to satisfy any portion of such obligation, we would be in default. In addition, the expenditure of cash to satisfy such obligation could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2018 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2018 Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

Provisions in the indenture for the 2018 Convertible Notes may deter or prevent a business combination.

        If a fundamental change occurs prior to the maturity date of the 2018 Convertible Notes, holders of the 2018 Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their 2018 Convertible Notes. In addition, if a fundamental change occurs prior to the maturity date of 2018 Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2018 Convertible Notes in connection with such fundamental change. In addition, the indenture for the 2018 Convertible Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2018 Convertible Notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

The convertible note hedge and warrant transactions we entered into in connection with our 2018 Convertible Notes issuance may affect the trading price of our common stock.

        In connection with our offering of the 2018 Convertible Notes, we entered into convertible note hedge transactions with four financial institutions, or the hedge counterparties. We entered into these convertible note hedge transactions with the expectation that they will reduce the potential dilution to our common stock and/or offset potential cash payments in excess of the principal amount of the 2018 Convertible Notes, as the case may be, upon conversion of the 2018 Convertible Notes. In the event that the hedge counterparties fail to deliver shares to us or potential cash payments, as the case may be, as required under the convertible note hedge documents, we would not receive the benefit of such transactions. Separately, we also entered into warrant transactions with the hedge counterparties. The warrant transactions could separately have a dilutive effect from the issuance of common stock pursuant to the warrants.

        In connection with hedging these transactions, the hedge counterparties and/or their affiliates may enter into various derivative transactions with respect to our Common Stock, and may enter into, or may unwind, various derivative transactions and/or purchase or sell our Common Stock or other securities of ours in secondary market transactions prior to maturity of the 2018 Convertible Notes (and are likely to do so during any conversion period related to any conversion of the 2018 Convertible Notes). These activities could have the effect of increasing or preventing a decline in, or could have a negative effect on, the value of our Common Stock and could have the effect of increasing or preventing a decline in the value of our Common Stock during any cash settlement averaging period related to a conversion of the 2018 Convertible Notes.

        In addition, we intend to exercise options under the convertible note hedge transactions whenever the 2018 Convertible Notes are converted. Depending upon the method we elect to exercise such options, in order to unwind its hedge position with respect to the options we exercise, the hedge counterparties and/or their affiliates may sell shares of our Common Stock or other securities in secondary market transactions or unwind various derivative transactions with respect to our Common Stock during the cash settlement averaging period for the converted 2018 Convertible Notes. The effect, if any, of any of these transactions and activities on the trading price of our Common Stock or the 2018 Convertible Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our Common Stock and the value of the 2018 Convertible Notes. The derivative transactions that the hedge counterparties and/or their affiliates expect to enter into to hedge these transactions may include cash-settled equity swaps referenced to our Common Stock. In certain circumstances, the hedge counterparties and/or their affiliates may have derivative positions that, when combined with the hedge counterparties' and their affiliates' ownership of our Common Stock, if any, would give them economic exposure to the return on a significant number of shares of our Common Stock.

The accounting method for convertible debt securities that may be settled in cash, such as the 2018 Convertible Notes, is the subject of recent changes that could have a material effect on our reported financial results.

        In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2018 Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the 2018 Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2018 Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2018 Convertible Notes to their face amount over the term of the 2018 Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2018 Convertible Notes.

        In addition, convertible debt instruments (such as the 2018 Convertible Notes) that may be settled entirely or partly in cash are, where the issuer has the intent and policy to settle such instruments partly in a cash amount equal to the principal amount, currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2018 Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2018 Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2018 Convertible Notes, then our diluted earnings per share would be adversely affected.

Future sales or issuances of our common stock in the public market, or upon settlement of the conditional conversion feature of the 2018 Convertible Notes, if triggered, would be dilutive to our common stockholders, could lower the market price for our common stock and could adversely impact the trading price of the 2018 Convertible Notes.

        In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options and upon conversion of the 2018 Convertible Notes. If the 2018 Convertible Notes are converted or if we settle in shares, there would be an issuance of substantial amounts of common stock, which could be dilutive to our common stockholders and could adversely affect the trading price of our common stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the 2018 Convertible Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Chesterbrook.    In anticipation of the December 31, 2013 expiration of the lease for our previous corporate headquarters in Malvern, PA (the "Malvern Lease"), we, on July 16, 2012, entered into an Agreement of Lease (the "New Lease") with Chesterbrook Partners, LP ("Landlord"), pursuant to which now lease a building located at 640 Lee Road, Wayne, Pennsylvania (the "Facility"). The Facility consists of approximately 74,516 rentable square feet. We moved into the Facility in January 2013 and it now serves as our new corporate headquarters. The initial term of the New Lease is 132 months. We will not be required to pay rent under the New Lease for the first year of its term, subject to our obligation to repay the unamortized portion of the abated first year's rent on terms specified in the New Lease if the New Lease or our right to possess the premises is terminated early, in either case, due to an uncured default by us.

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

ITEM 3.    Legal Proceedings

  Upsher-Smith Litigations

  ANDA Litigations with Upsher-Smith

        We are currently engaged in separate litigations in Federal courts in Delaware and New Jersey with Upsher-Smith regarding Upsher-Smith's attempts to bring a generic testosterone gel product to market via an ANDA using Testim as its reference drug. We refer to the litigation in Delaware as the "Delaware Upsher-Smith ANDA Litigation", the litigation in New Jersey as the "New Jersey Upsher-Smith ANDA Litigation", and both of them collectively as the "Upsher-Smith ANDA Litigations". A discussion of the Upsher-Smith Litigations is set forth below. For further discussion of the Upsher-Smith Litigations and Upsher-Smith's efforts to obtain approval of a generic version of Testim via an ANDA pathway, see "Competition—TRT Market Competition—Generic Competition" in Part I, Item 1 above.

  Delaware

        In October 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (FCB's predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the '968 Patent. Shortly after, we commenced the Delaware Upsher-Smith Litigation. The lawsuit was filed in the United States District Court for the District of Delaware. We and FCB are seeking a judgment (1) declaring that Upsher-Smith's act of filing the Abbreviated New Drug Application seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the '968 Patent is an act of infringement, (2) declaring that the making, using or selling of the product for which Upsher-Smith is seeking approval infringes the '968 Patent, (3) ordering that the effective date of the FDA's approval of the product not be until the expiration of the '968 Patent, (4) enjoining Upsher-Smith from making, using or selling the product for which it seeks approval until the expiration of the '968 Patent, and (5) awarding Auxilium and FCB their costs and expenses in the action. Upsher-Smith has alleged that its proposed generic version of Testim would not infringe the '968 Patent, and that the '968 Patent is invalid. Upsher-Smith's Paragraph IV certification notice states that Upsher-Smith does not believe that the testosterone gel product for which it is seeking approval infringes the '968 Patent and that it seeks to market its generic product before the expiration of the '968 Patent. The '968 Patent is listed in the Orange Book, published by the FDA, and will expire in January 2025. The district court has issued a protective order prohibiting disclosure of confidential information relating to the litigation. On December 13, 2011, the district court issued an order administratively closing the case. This administrative closure has effectively stayed the case, but has not dismissed it. The 30-month stay under the Hatch-Waxman Act expired in April 2011. Although administratively closed in December 2011, the Delaware Upsher-Smith Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith's proposed testosterone product does not infringe the '968 Patent or that the '968 Patent is invalid and/or unenforceable. All discovery obligations of the parties continue to be in effect.

        In April 2012, we and FCB received a notice from Upsher-Smith in connection with its ANDA advising us and FCB of Upsher-Smith's Paragraph IV certification relating to the eight additional patents listed at that time in the Orange Book in addition to the '968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the

Orange Book listed Testim patents and that those patents are invalid. A tenth U.S. patent issued to FCB on May 15, 2012 and was listed in the Orange Book.

  New Jersey

        We and FCB learned on September 11, 2012 that Upsher-Smith had filed on September 10, 2012 in the United States District Court for the District of New Jersey a complaint for declaratory judgment seeking a declaration of non-infringement and/or invalidity of FCB's U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029. All of the eight referenced patents cover our Testim® 1% testosterone gel, and the eight referenced patents are among the ten FCB patents covering Testim that are currently listed in the Orange Book. The referenced patents will expire between 2023 and 2025. We and FCB have filed a Motion to Dismiss this case or, alternatively, transfer the case to Delaware.

  505(b)(2) NDA Litigation

        On or about December 28, 2012, we and FCB became aware of a notice from Upsher-Smith that advised us and FCB of Upsher-Smith's filing of a 505(b)(2) NDA containing a Paragraph IV certification under 21 U.S.C. Section 314.52(c) for testosterone gel (the "Upsher-Smith NDA"). This Paragraph IV certification notice refers to the ten U.S. patents, covering Testim® 1% testosterone gel, that are listed in the Orange Book. These ten patents are owned by FCB and will expire between 2023 and 2025. Upsher-Smith may seek to have any drug approved under the Upsher-Smith NDA as a generic version of Testim. On January 28, 2013, we and FCB filed a lawsuit in the United States District Court of Delaware against Upsher-Smith for infringement of FCB's ten patents listed in the Orange Book as covering Testim® 1% testosterone gel. These ten patents are owned by FCB I LLC, an indirect majority owned subsidiary of Xstelos Holdings, Inc. ("Xstelos"), and are exclusively licensed to us. Xstelos holds the assets of CPEX Pharmaceuticals, Inc., the predecessor owner of the patents.

        Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Upsher-Smith, final FDA approval of the Upsher-Smith NDA for its proposed generic version of Testim will be stayed until at least the earlier of 30 months from the date Upsher-Smith's notice letter was received (i.e., on or about June 28, 2015) or final resolution of the pending patent infringement lawsuit. Should Upsher-Smith receive tentative approval from the FDA for its generic version of Testim under the Upsher-Smith NDA before one of those events occurs, it would not be permitted to launch its generic product in the U.S. Upsher-Smith will also not be able to launch a generic version of Testim in the U.S. until it receives the necessary final approval of its 505(b)(2) NDA from the FDA.

  Watson Litigation

  ANDA Litigation with Watson

        In May 2012, we and FCB filed a lawsuit against Watson for infringement of FCB's ten patents listed in the Orange Book as covering Testim® 1% testosterone gel. The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012.

        We and FCB filed this lawsuit in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of ANDA No. 09-1073 for a generic 1% testosterone gel product. This letter also stated that ANDA No. 091073 contained Paragraph IV certifications, under 21 U.S.C. Section 355(j) of the Federal Food, Drug, and Cosmetic Act, with respect to the nine patents listed in the Orange Book on that date as covering Testim: U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029. On May 15, 2012, a new composition patent covering Testim issued (U.S. Patent No. 8,178,518). This patent is now also listed in the Orange Book and was included in the patent infringement lawsuit that we filed against Watson. In total, ten Testim patents are now listed in the Orange Book and are expected to expire on various dates ranging from April 2023 through January 2025. Auxilium and FCB remain committed to protecting our intellectual property rights, including our patent protection for Testim.

        Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Watson, final FDA approval of Watson's ANDA for its proposed generic version of Testim will be stayed until at least the earlier of 30 months from the date Watson's notice letter was received (i.e., October 13, 2014) or final resolution of the pending patent infringement lawsuit. Should Watson receive tentative approval from the FDA for its generic version of Testim before one of those events occurs, it would not be permitted to launch its generic product in the U.S. Watson will also not be able to launch a generic version of Testim in the U.S. until it receives the necessary final approval of its ANDA from the FDA.

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

ITEM 4.    Mine Safety Disclosures.

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on The NASDAQ Global Market under the symbol "AUXL." The following table sets forth the high and low closing sales prices per share for our common stock for the periods indicated, as reported by The NASDAQ Global Market:

Year Ended December 31, 2012:	High	Low
First Quarter	$20.45	$18.47
Second Quarter	$26.89	$17.27
Third Quarter	$27.52	$22.86
Fourth Quarter	$25.13	$17.57

Year Ended December 31, 2011:	High	Low
First Quarter	$24.15	$20.58
Second Quarter	$24.40	$18.92
Third Quarter	$20.84	$13.95
Fourth Quarter	$19.93	$14.21

Holders of Record

        As of February 22, 2013, there were approximately 60 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information under the heading "Equity Compensation Plan Information" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2013 to be filed with the SEC, is incorporated herein by reference.

Recent Sales of Unregistered Securities

        During the quarter ended December 31, 2012, we did not issue any unregistered shares of our common stock.

Issuer Purchases of Equity Securities

        The following table summarizes the Company's purchases of its common stock for the three months ended December 31, 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2012 to Oct. 31, 2012	826	$21.01	Not applicable	Not applicable
Nov. 1, 2012 to Nov. 30, 2012	None	Not applicable	Not applicable	Not applicable
Dec. 1, 2012 to Dec. 31, 2012	None	Not applicable	Not applicable	Not applicable

Total	826(1)	$21.01	Not applicable	Not applicable

(1)
Represents shares purchased from Alan Wills, Executive Vice President—Corporate Development of the Company, pursuant to the Company's 2004 Equity Compensation Plan to satisfy such individual's tax liability with respect to the vesting of resticted stock issued in accordance with Rule 16 b-3 of the Securities Exchange Act of 1934.

Comparative Stock Performance Graph

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index, assuming an investment of $100 on December 31, 2007, in each of our common stock; the stocks comprising the NASDAQ Composite Index; and the stocks comprising the NASDAQ Biotechnology Index.

Comparison of Cumulative Total Return* Among Auxilium Pharmaceuticals, Inc.,
the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*
Total return assumes $100 invested on December 31, 2007 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and reinvestment of dividends through fiscal year ended December 31, 2012.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Auxilium Pharmaceuticals, Inc.	100.00	94.83	99.97	70.36	66.46	61.82
NASDAQ Biotechnology Index	100.00	87.37	101.03	116.19	129.91	182.67
NASDAQ Composite Index	100.00	59.46	85.55	100.02	98.22	113.85

ITEM 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except share and per share data)

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements, which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from audited financial statements which do not appear in this Report. The historical results presented are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2012(a)	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Net revenues	$395,281	$264,315	$211,429	$164,039	$125,377

Operating expenses(b):
Cost of goods sold	78,337	55,662	49,725	37,077	29,486
Research and development	45,932	61,948	48,005	51,398	54,497
Selling, general, and administrative	185,535	179,887	164,675	129,181	89,482

Total operating expensess	309,804	297,497	262,405	217,656	173,465

Income (loss) from operations	85,477	(33,182)	(50,976)	(53,617)	(48,088)
Other income (expense), net	467	266	(255)	160	1,801

Net income (loss) applicable to common stockholders	$85,944	$(32,916)	$(51,231)	$(53,457)	$(46,287)

Net income (loss) per common share:
Basic	$1.76	$(0.69)	$(1.08)	$(1.22)	$(1.12)

Diluted	$1.74	$(0.69)	$(1.08)	$(1.22)	$(1.12)

Shares used to compute net income (loss) per common share(c)
Basic	48,770,229	47,886,672	47,426,849	43,650,775	41,272,557

Diluted	49,277,570	47,886,672	47,426,849	43,650,775	41,272,557

(a)
includes the impact of the change in estimate of the life of the Pfizer Agreement amounting to net income of $83.7 million, or $1.70 per diluted share (representing the recognition of $92.0 million of revenue offset by $8.3 million of related cost).

(b)
includes the following amounts of stock-based compensation expense:

Cost of goods sold	$84	$65	$155	$—	$—
Research and development	2,919	3,184	2,698	5,048	3,140
Selling, general and administrative	12,004	14,029	15,109	12,852	8,602
(c)
The increase in weighted average common shares outstanding is primarily the result of the issuances of common shares in the September 2009 public offering.

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$157,430	$154,257	$128,207	$181,977	$113,943
Total assets	327,392	300,971	243,904	260,564	171,187
Total stockholders' equity	199,888	84,398	94,443	120,519	35,266

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

        We are a specialty biopharmaceutical company, incorporated in Delaware on July 23, 1999. We focus on developing and marketing products to predominantly specialist audiences. We are a fully integrated company and had approximately 526 employees as of December 31, 2012, including approximately 287 employees in our commercial organization, approximately 122 employees in manufacturing and quality, approximately 60 employees in research and development and approximately 57 employees providing administrative support.

        We reported net revenues in 2012 of $395.3 million compared to $264.3 million reported in 2011. Our fourth quarter 2012 net revenues included $93.6 million related to previously received and deferred up-front and milestone payments related to our European collaboration with Pfizer, which were recognized as a result of our agreement to mutually terminate the collaboration effective April 24, 2013, as previously announced on November 7, 2012.

        We reported net income of $85.9 million, or $1.74 per share, fully diluted, compared to a net loss of ($32.9) million, or ($0.69) per share, fully diluted, reported for 2011. As a result of the agreement to mutually terminate the Pfizer European collaboration agreement, our fourth quarter 2012 net income included $85.2 million, reflecting the recognition of the $93.6 million in deferred revenues noted above, offset by the recording of $8.4 million in previously deferred expenses.

        As of December 31, 2012, we had $157.4 million in cash, cash equivalents and short-term investments and no debt. In January 2013, we raised $350 million through the issuance of the 2018 Convertible Notes. The net proceeds from the 2018 Convertible Notes offering were approximately $338.7 million after deducting underwriters' discounts and commissions and estimated offering expenses. We used approximately $28.5 million of the net proceeds from the offering to pay the cost of the note hedge transactions (after such cost was partially offset by the proceeds from the sale of the warrants) and we intend to use the remainder of the net proceeds from the offering for general corporate purposes, which may include the acquisition (including by merger, purchase, license or otherwise) of businesses, products, product rights or technologies.

        We currently market two products: Testim and XIAFLEX.

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

        Testim worldwide net revenues for 2012 were $237.5 million, a 14% increase over the $207.9 million recorded in 2011.

        We commercialize Testim in the U.S., while Ferring and Paladin market Testim on our behalf in certain European countries and Canada, respectively. Commencing in July 2012, GSK also markets Testim in the U.S. pursuant to a co-promotion agreement we and GSK entered into in May 2012. Testim provides a medically necessary clinical benefit to patients and represents an attractive and profitable revenue platform in the TRT market in the U.S., which was $2.1 billion in 2012 and exhibited growth of 31% as more large pharmaceutical companies launched products to this underserved market.

        XIAFLEX is a proprietary, injectable clostridial collagenase enzyme approved by the FDA for the treatment of Dupuytren's in adult patients with a palpable cord. Dupuytren's is a condition that affects the connective tissue that lies beneath the skin in the palm. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient's fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment. We launched XIAFLEX for the treatment of Dupuytren's in the U.S. in March 2010, and currently field a sales force covering 62 territories and 20 reimbursement specialists. They are supported by a group of eight medical scientists.

        U.S. XIAFLEX net revenues increased 31% to $55.2 million in 2012, compared to $42.2 million in 2011, excluding the $1.8 million revenue benefit from a 2011 change in revenue recognition. Worldwide net revenues for XIAFLEX were $157.8 million for the year ended December 31, 2012, compared to $56.4 million for the year ended December 31, 2011. The 2012 net revenues include $93.6 million related to previously received and deferred up-front and milestone payments related to our European collaboration with Pfizer, which were recognized as a result of the mutual termination of the collaboration. Of the $93.6 million revenue recorded, $92.0 million represents the change in estimate recorded in the fourth quarter of 2012 to reflect the shortened term of the European collaboration contract.

        On December 27, 2012, the FDA accepted for filing and granted standard review status to our sBLA for XIAFLEX for the treatment of Peyronie's. The FDA has notified us that it is not presently planning to take this application to an Advisory Committee meeting; however, we can give no assurance that it will not require an Advisory Committee meeting in the future. Under the Prescription Drug User Fee Act (PDUFA), the FDA is expected to take action on this application by September 6, 2013.

        We have partnered with Pfizer for development and commercialization of XIAPEX for Dupuytren's and Peyronie's disease in Europe and certain Eurasian countries. On November 6, 2012, we and Pfizer mutually agreed to terminate this arrangement, effective April 24, 2013. We are currently evaluating all of our options for the continuing commercialization of XIAPEX for the treatment of Dupuytren's and for gaining approval for XIAPEX for the treatment of Peyronie's in the EU. We have partnered with Asahi Kasei for development and commercialization of XIAFLEX for Dupuytren's and Peyronie's in Japan. We have also partnered with Actelion for development and commercialization of XIAFLEX for Dupuytren's and Peyronie's in Australia, Brazil, Canada and Mexico. In July 2012, we were granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada. The Marketing Authorization was subsequently transferred to Actelion and they expect to make XIAFLEX available to patients in Canada in the first half of 2013. We are seeking a partner or partners for development and commercialization in the rest of the world.

        Our current product pipeline includes:

  CCH

  Phase III:

  •
  XIAFLEX for the treatment of Peyronie's with our sBLA having been accepted for filing in December 2012 with a PDUFA date scheduled for September 6, 2013

  Phase II:

  •
  XIAFLEX for the treatment of Adhesive Capsulitis with top-line data expected in the first quarter of 2013

  •
  XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy with top-line data having been reported in the fourth quarter of 2012 and the initiation of a Phase IIa trial expected to commence in the second half of 2013

  Testosterone

        We expect to commence clinical studies in 2013 for our high concentration testosterone gel product.

        Our vision is to build a rapidly growing, profitable and sustainable biopharmaceutical company. To achieve this vision we plan to:

  •
  maximize revenues of Testim and XIAFLEX in the currently approved indications;

  •
  execute a successful launch of XIAFLEX for the treatment of Peyronie's, if approved by the FDA;

  •
  deliver on our current product pipeline;

  •
  build out our business and development pipeline in specialty therapeutic areas through corporate development and licensing activities; and

  •
  continue our focus on financial discipline.

        In the short term, we plan to focus on commercial execution with respect to Testim and XIAFLEX for Dupuytren's, successfully launching XIAFLEX for Peyronie's, if approved by the FDA, bringing additional indications for XIAFLEX to market, and pursuing opportunities for growth through in-licensing or acquisition activities in our current or additional specialty therapeutic areas. We believe that we are well positioned to be a profitable and sustainable specialty biopharmaceutical company by executing on these core strategic initiatives. We believe that we can further leverage our sales forces and our expertise in clinical development and regulatory strategy with the addition of new products. We plan to be opportunistic and nimble with respect to corporate development and licensing opportunities. We will explore opportunities to add marketed products and/or product opportunities that we believe represent a good strategic fit and are fiscally responsible. Although we may seek products that have a therapeutic fit with XIAFLEX or Testim, we believe that the core competencies we have with respect to drug development and commercialization can be applied to a number of other specialty focused therapeutic areas.

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

  Phase I Clinical Trials

        Phase I human clinical trials begin when regulatory agencies allow a request to initiate clinical investigations of a new drug or product candidate and usually involve small numbers of healthy volunteers or subjects. The trials are designed to determine the safety, metabolism, dosing and pharmacologic actions of a drug in humans, the potential side effects of the product candidates associated with increasing drug doses and, if possible, to gain early evidence of the product candidate's effectiveness. Phase I clinical studies generally take from 6 to 12 months or more to complete.

  Phase II Clinical Trials

        Phase II clinical trials are conducted on a limited number of patients with the targeted disease, usually involving no more than several hundred patients, to evaluate appropriate dosage and the effectiveness of a drug for a particular indication or indications and to determine the common short-term side effects and risks associated with the drug. An initial evaluation of the drug's effectiveness on patients is performed and additional information on the drug's safety and dosage range is obtained. Our Phase II clinical trials typically include up to 200 patients and may take approximately two years to complete.

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

Operational Highlights

  Corporate

        In January 2013, we issued $350 million aggregate principal amount of 1.50% Convertible Senior Notes Due 2018 in a public offering. The net proceeds from the offering were approximately $338.7 million after deducting underwriters' discounts and commissions and estimated offering expenses. We used approximately $28.5 million of the net proceeds from the offering to pay the cost of the note hedge transactions (after such cost was partially offset by the proceeds from the sale of the warrants) and we intend to use the remainder of the net proceeds from the offering for general corporate purposes, which may include the acquisition (including by merger, purchase, license or otherwise) of businesses, products, product rights or technologies.

        In July 2012, in anticipation of the December 31, 2013 expiration of the lease for our current corporate headquarters in Malvern, PA, we entered into the New Lease, pursuant to which we will lease a building located at 640 Lee Road, Wayne, Pennsylvania 19087 (the "Facility"). The Facility consists of approximately 74,516 rentable square feet. The Facility will serve as the Company's new corporate headquarters. We moved into the Facility in January 2013.

  XIAFLEX

        2012 sales of XIAFLEX in the U.S. represented approximately 18,600 vials of XIAFLEX compared to approximately 13,900 vials in 2011, an increase of approximately 34%.

        In January 2013, we expanded our exclusive license for XIAFLEX to include the potential treatment of cellulite as an additional indication for development.

        In December 2012, we announced top-line 30-day data from the XIAFLEX phase Ib study in cellulite.

        In November 2012, we submitted an sBLA to the FDA for XIAFLEX for the potential treatment of Peyronie's disease. In December 2012, the FDA accepted our sBLA. Under PDUFA, the FDA is expected to take action on the application by September 6, 2013.

        On November 6, 2012, we and Pfizer agreed to mutually terminate our European collaboration arrangement for the development and commercialization of XIAFLEX for Dupuytren's and, if approved, Peyronie's, effective April 24, 2013. We are currently evaluating all of our options for the continuing commercialization of XIAPEX for the treatment of Dupuytren's and for gaining approval for XIAPEX for the treatment of Peyronie's in the EU.

        In the third quarter of 2012, we completed enrollment in our Frozen Shoulder phase IIa, and phase IV XIAFLEX Dupuytren's retreatment clinical trials. Top-line data from these studies is expected in the first quarter of 2013 and fourth quarter of 2013, respectively.

        In the third quarter of 2012, we began enrollment for a 600 patient study with XIAFLEX for the concurrent treatment of multiple palpable cords that, if successful, may allow us to seek FDA approval and expansion of the Dupuytren's label. Top-line data from the study is expected in the first half of 2014.

        In July 2012 we announced positive top-line data from our open-label phase IIIb trial evaluating XIAFLEX for the treatment of adult Dupuytren's contracture patients with multiple palpable cords.

        In June 2012, we announced positive top-line results from both phase III trials of XIAFLEX for the potential treatment of Peyronie's disease. XIAFLEX demonstrated statistically significant improvement in the co-primary endpoints of penile curvature deformity and patient-reported bother versus placebo.

        On February 23, 2012, we announced that we had granted Actelion exclusive rights to commercialize XIAFLEX for the treatment of Dupuytren's and Peyronie's in Australia, Brazil, Canada and Mexico. Actelion will be primarily responsible for the clinical development, regulatory and commercialization activities for XIAFLEX in these markets. We received a $10 million up-front payment from Actelion in the first quarter of 2012, and paid our licensor, BioSpecifics, approximately $0.6 million of this up-front payment. In July 2012, we were granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada. Our collaboration partner, Actelion, expects to make XIAFLEX available to patients in Canada in the first half of 2013.

        Beginning January 1, 2012, new XIAFLEX-applicable CPT codes became available for use in the U.S.

        For a discussion on XIAFLEX's competition, see "Competition—Competition for XIAFLEX for Dupuytren's" above.

  Testim

        Worldwide revenues for Testim were $237.5 million for the year ending December 31, 2012, up 14% over 2011. Testim U.S. revenues were up 14% over the prior year to a record $233.4 million. Testim U.S. prescriptions grew by 8% over 2011. Total prescriptions for the testosterone replacement gel market segment grew 32% in 2012. Testim's total prescription market share of the once daily gel segment at the end of December 2012 was 15%, compared to 20% at the end of December 2011.

        In May 2012, we and GSK entered into an agreement for the co-promotion of Testim, which is indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of testosterone. GSK began promoting Testim using a sizeable established field sales force in the U.S. in mid-July 2012.

        For a discussion on the competition in the TRT market, see "Competition—TRT Market Competition" above.

        For a discussion on the various litigations involving other companies' attempts to bring generic versions of Testim to market, see "Legal Proceedings" above.

  Healthcare Reform Legislation

        On March 23, 2010, PPACA was enacted in the United States, which contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include:

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

        Beginning in 2011, PPACA required that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap, which is known as the "donut hole." Also, beginning in 2011, we were assessed our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization's percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and Veterans Administration and PHS discount programs) made during the previous year. This new legislation did not have a material effect on our results of operations or financial position for 2012 and, based on our current understanding, we expect that its impact for 2013 will also not be material. The U.S. government is currently drafting rules and regulations for provisions of the law which we believe will provide further guidance on the full effects of the new legislation.

        Section 6002 of PPACA, known as the "Physician Payment Sunshine Provision," requires reporting by pharmaceutical manufacturers to the federal government of certain payments and other transfers of value to physicians and teaching hospitals in excess of $10 or that aggregate to $100 per recipient annually. Examples of such payments or transfers of value include honoraria, consulting fees, payment for research, gifts, speakers' fees, fees paid for conducting clinical trials, entertainment, travel, education and royalties. Several states currently have similar laws and more states may enact similar legislation.

  Net revenues

        We record product sales net of allowances for prompt payment discounts, fees to wholesalers based on shipment activity under the terms of wholesaler service agreements, managed care contract rebates and government health plan charge backs, product coupons and product returns. To date, all of our net revenues have been generated by the sales and out-licensing of two products: Testim and XIAFLEX. We sell Testim in the U.S. to pharmaceutical wholesalers. We do not anticipate that sales of Testim outside of the U.S., pursuant to our current agreements for international distribution rights of Testim, will have a material impact on our revenues or profitability. We began selling XIAFLEX in the U.S. through a network of wholesalers, specialty distributors and specialty pharmacies in March 2010. In the first quarter of 2011, we began recognizing revenue at the time of shipment to these customers. Prior to 2011, we deferred the recognition of revenue and related product costs of XIAFLEX product shipments until the product was shipped to physicians for administration to patients.

        Our revenues from product sales may fluctuate due to:

  •
  market acceptance and pricing of XIAFLEX;

  •
  market acceptance and pricing for Testim;

  •
  regulatory approvals and market acceptance of new and competing products, including generics;

  •
  government or private healthcare reimbursement policies for XIAFLEX and Testim; and

  •
  promotional efforts of our competitors.

        We use a third-party logistics company, ICS, a division of AmerisourceBergen Corporation ("ABC") for commercial distribution of Testim and XIAFLEX. The majority of Testim sales in the U.S. are to pharmaceutical wholesalers that, in turn, distribute product to chain and other retail pharmacies, hospitals, mail-order providers and other institutional customers. All XIAFLEX sales in the U.S. are to a small network of third party specialty distributors and specialty pharmacies that will generally distribute XIAFLEX to hospitals and to physician practices. Over 90% of our product sales are to three customers: ABC, Cardinal Health, Inc. and McKesson Corporation.

        Outside of the U.S., we currently rely on third parties to market, sell and distribute our products. For Testim, we have an agreement with Paladin to market and distribute Testim in Canada. We also have an agreement with Ferring to market and distribute Testim in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, The Netherlands, Norway, Portugal, Spain, Sweden and the U.K. In December 2008, we entered into a development, commercialization and supply agreement with Pfizer (the "Pfizer Agreement") under which we sub-licensed our commercialization rights for Dupuytren's and Peyronie's for the 27 countries that at that time were included in the EU and 19 additional Eastern European and Eurasian countries (the "Pfizer Territory"). On November 6, 2012, the Company and Pfizer agreed to mutually terminate the Pfizer Agreement, effective April 24, 2013. In March 2010, we entered into a development, commercialization and supply agreement with Asahi Kasei (the "Asahi Agreement") under which we sub-licensed our commercialization rights for Dupuytren's and Peyronie's for the Japanese market. In February 2012, we entered into a collaboration agreement with Actelion (the "Actelion Agreement") for development and commercialization of XIAFLEX for Dupuytren's and Peyronie's in Australia, Brazil, Canada and Mexico. In July 2012, we were granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada. Our collaboration partner, Actelion, expects to make XIAFLEX available to patients in Canada in the first half of 2013. We are currently evaluating our options for continuing sales of XIAPEX in the Pfizer Territory, and for selling XIAFLEX in other indications and territories throughout the rest of the world.

        The up-front and milestone payments we have received under our out-licensing agreements are being amortized to revenue, net of associated transaction costs, over the estimated term of the related agreement. When a milestone payment is earned under the respective contract, we record as revenue a cumulative catch-up adjustment for the period of time since contract commencement through the date of the milestone and the remaining amount of the milestone is amortized over the remaining estimated term of the contract. These agreements also include payment of increasing, tiered royalties on all revenues recorded by the licensee in its territory. These royalty payments are recognized when earned as payment for the product supplied to the licensee. As a result of the agreement to mutually terminate the Pfizer Agreement, we recorded in the fourth quarter of 2012 the change in estimate of the term of the Pfizer Agreement by adjusting the deferred revenue and cost balances related to the Pfizer that were previously being amortized to income over the original estimated contract term of 20 years. The deferred revenue and deferred cost balances remaining at December 31, 2012 will be recognized in income in 2013 over the remaining term of the Pfizer Agreement.

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

  •
  costs of the operation of the Horsham manufacturing facilities that have been capitalized as the production cost of XIAFLEX bulk product, or recognized as a period cost due to underutilization of the plant, if any;

  •
  provisions for damaged, obsolete and excess inventories;

  •
  Testim royalty payments;

  •
  XIAFLEX royalty payments and payments on license income to BioSpecifics discussed below;

  •
  personnel costs associated with quality assurance and manufacturing oversight; and

  •
  distribution costs, including warehousing, freight and product liability insurance.

        We do not anticipate any material changes in our gross margin rate on Testim sales in the U.S. In 2013, we anticipate our gross margins for Testim sales outside the U.S. will continue to be significantly lower than those seen in the U.S. This is due to a combination of factors, including the terms of our distribution agreements.

        As we continue to market XIAFLEX, we may experience variability in our gross margin rate and it is difficult to estimate when we will achieve a more predictable steady state. Factors influencing the gross margin on XIAFLEX will include the selling price per vial and the cost of product manufactured. Although we utilize a manufacturing resource planning system for production planning and inventory control, it is not uncommon in biologics manufacturing to experience unusual charges and write-offs in the initial years of commercial production. See "Risk Factors—Inventories produced during a launch period may not be needed and could result in additional charges for excess inventories" and "Risks Related to the Manufacture of XIAFLEX—We have limited experience in manufacturing pharmaceutical and biologic products and may encounter difficulties in the manufacture of the active ingredient of XIAFLEX at our facilities in Horsham, Pennsylvania which could materially adversely affect our results of operations or delay or disrupt manufacture of XIAFLEX."

        It is our policy to continually evaluate and provide reserves for inventory on hand that is in excess of expected future demand. In making this evaluation, we must make judgments concerning future product demand and monitor the expiration dates of our products. Prior to the approval and launch of XIAFLEX, we produced finished packaged inventories sufficient to meet a significant demand. In 2010, we concluded that $3.9 million of this inventory may expire prior to its expected sale and charged this cost to Cost of goods sold for 2010. During 2012 and 2011, this reserve was utilized in the physical disposal of such expiring inventory. While we believe that additional potential obsolescence was not probable as of December 31, 2012, it is possible that we may be required in future periods to record additional charges for additional excess inventories if demand for our products declines, demand does not meet our sales forecasts for Dupuytren's and Peyronie's or FDA approval of XIAFLEX for Peyronie's is delayed. It is also our policy to limit the amount of Horsham overhead costs capitalized as inventory to those amounts consistent with normal capacity levels and record as period costs those overhead costs that represent excess or idle capacity. To date, we have not experienced production below normal capacity levels. However, it is possible in the future that production could fall below normal capacity and result in recognition of period expense for excess or idle capacity. The incurrence of such costs would decrease overall XIAFLEX margins compared to those reported in 2012 and prior years since manufacturing overhead representing excess capacity will be immediately expensed as cost of goods sold.

        Under our license with BioSpecifics, we paid BioSpecifics 8.5% of the up-front and milestone payments received from Pfizer under the Pfizer Agreement and 5.0% of the up-front payment received under the Actelion Agreement and the Asahi Agreement. These payments to BioSpecifics are amortized as a cost of goods sold on a straight-line basis over the estimated life of the respective contract. When a milestone payment is earned, BioSpecifics's share of the milestone payment is recognized as cost of goods sold, or deferred costs, in proportion to the related amount revenue catch-up adjustment or deferral. In addition, as discussed above, we recorded an adjustment of the Pfizer Agreement deferred cost to reflect the revised term of the Pfizer Agreement.

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

  •
  costs of the operation of the Horsham manufacturing facilities to the extent they are related to research activities taking place at this location.

  •
  payments to consultants, investigators, contract research organizations and manufacturers in connection with our preclinical and clinical trials;

  •
  costs of developing and obtaining regulatory approvals; and

  •
  product license and milestone fees paid prior to regulatory approval.

        Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects in development cannot be reasonably estimated. XIAFLEX is in phase III of development for the treatment of Peyronie's disease, Phase IIa for Frozen Shoulder syndrome and Phase Ib for cellulite. Results from clinical trials may not be favorable. Further, data from clinical trials are subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines. See "Risk Factors—We may not be able to develop product candidates into viable commercial products, which would impair our ability to grow and could cause a decline in the price of our stock." Compared to spending in 2012, we expect our research and development expenses to increase in 2013 as we pursue new product formulations and additional indications of our current product pipeline. In addition, the current regulatory and political environment at the FDA could lead to increased data requirements, which could impact regulatory timelines and costs. We could also experience further significant increases in our expenditures to develop any other potential new product candidates that we would in-license or acquire.

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

Results of Operations

Years Ended December 31, 2012 and 2011

  Changes in XIAFLEX Revenue Recognition

        As part of the Pfizer Agreement, we have received up front and milestone cash payments from Pfizer. Our agreement with our licensor for XIAFLEX, BioSpecifics, required that we pay a portion of this amount to them. These amounts were recorded as deferred revenues and deferred costs, respectively, on our balance sheet at the time paid and we were required under U.S. generally accepted accounting principles ("GAAP") to amortize the deferred revenues and deferred costs into our income statement over the course of the Pfizer collaboration agreement. We originally estimated that the life of the Pfizer Agreement would be 20 years. When the agreement to mutually terminate the collaboration was reached, with a termination date of April 24, 2013, the balance of the deferred revenues and costs that existed at that time on our balance sheet was required to be adjusted to record the cumulative impact of the revised, shorter life of the agreement.

        At September 30, 2012 the balance of deferred revenues related to the Pfizer Agreement was $103.4 million and the balance of the deferred costs was $9.3 million. In the fourth quarter of 2012 we recorded $93.6 million in revenue and $8.4 million in cost of goods sold as the amortization of these deferred revenues and costs, respectively. Had we not reached agreement with Pfizer to mutually terminate the Pfizer Agreement, we would have recognized $1.6 million and $0.1 million of revenue and costs, respectively. Therefore, the impact of this change in estimate of the life of the Pfizer Agreement was an increase in 2012 revenues of $92.0 million, cost of goods sold of $8.3 million and net income of $83.7 million, or $1.70 per share, fully diluted (representing the incremental $92.0 million in deferred revenues less the incremental $8.3 million in deferred costs). The remaining deferred revenue and deferred cost balances of $9.8 million and $0.9 million, respectively, will be amortized into our income statement by April 24, 2013, the date that the Pfizer collaboration terminates.

        As discussed in Note 2 (e) to the consolidated financial statements contained herein, in the first quarter of 2011 we began recognizing revenue for XIAFLEX sales at the time of shipment to its specialty distributor, specialty pharmacy and wholesale customers. In 2010, we deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. As a result of this change in revenue recognition, net revenues for 2011 include a benefit of $1.8 million (representing revenue previously deferred, net of allowances of $0.1 million) and the net loss for 2011 includes a benefit of $1.7 million, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

        Net revenues.    Net revenues for the two years ended December 31, 2012 comprise the following:

	Years ended December 31,
	2012	2011	Change	% Change
	(in millions)
Testim revenues—
Net U.S. product sales	$233.4	$205.1	$28.4	14%
International revenues	4.0	2.8	1.2	42%

	237.5	207.9	29.6	14%

XIAFLEX revenues—
Net U.S. product sales	55.2	44.0	11.2	25%
International revenues	102.6	12.4	90.2	727%

	157.8	56.4	101.4	180%

Total net revenues	$395.3	$264.3	$131.0	50%

Revenue allowances as a percentage of gross U.S. revenues	32%	28%	4%

        Net U.S. product sales shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received through its out-licensing agreements, together with royalties earned on product sales by the licensees.

        During the first quarter of 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues and Net income reported for the nine months ended September 30, 2012 in the amount of $0.8 million. Management believes this adjustment is not material to the Company's results of operations for 2012 and 2011.

  Testim

        Total revenues for Testim for 2012 were $237.5 million compared to $207.9 million for the comparable period of 2011. Net U.S. product sales of Testim were $233.4 million compared to the $205.1 million for 2011. The increase in Testim net U.S. revenues for 2012 compared to 2011 resulted primarily from growth in Testim demand resulting from increased prescriptions and increases in pricing, partially offset by an increase in revenue allowances. According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for 2012 grew 8% compared to 2011. We believe that Testim prescription growth in the 2012 period over the 2011 period benefited from overall market growth and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians. Testim net U.S. revenues for 2012 also benefited from an increase in the net selling price of 3%, consisting of gross price increases having a cumulative impact of 12% over 2011, offset in part by an increase in revenue allowances for managed care contract rebates and government health plan charge-backs. Testim international revenues for 2012 increased compared to 2011 as result of an increase in international product shipments.

  XIAFLEX

        Including the impact of the agreement to mutually terminate the Pfizer Agreement discussed above, total revenues for XIAFLEX for 2012 were $157.8 million compared to $56.4 million for the comparable period of 2011. Net revenues for 2012 include $55.2 million of net U.S. product sales of XIAFLEX compared to the $42.2 million for 2011, excluding the $1.8 million benefit of the 2011 change in revenue recognition. The increase in XIAFLEX international contract revenue for 2012 compared to 2011 is primarily due to the incremental revenue amortization for the Pfizer Agreement and the Actelion Agreement.

  Revenue allowances

        Revenue allowances as a percentage of gross U.S. revenues for 2012 compared to 2011 increased due to higher levels of managed care contract rebates and government health plan charge-backs resulting from certain new managed care contracts for Testim acquired in mid-2011 and the $0.8 million prior period correction of government health plan charge-backs discussed above, partially offset by the higher mix of XIAFLEX U.S. revenues, which carries a lower revenue allowance percentage compared to that of Testim.

        Cost of goods sold.    Cost of goods sold were $78.3 million and $55.7 million for the years ended December 31, 2012 and 2011, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to our licensors, and the amortization of the deferred costs associated with the collaboration agreements with Actelion, Asahi and Pfizer. The increase in cost of goods sold in 2012 over 2011 was directly attributable to the increase in products sold and the cumulative adjustment of deferred costs related to Pfizer Agreement. The gross margin rate on our net revenues was 80% for 2012 compared to 79% for 2011. The increase in the gross margin rate is principally due to the cumulative adjustments of deferred revenue and related costs relating to termination of the Pfizer Agreement. Excluding this impact, the gross margin rate declined primarily due to costs incurred in 2012 for XIAFLEX manufacturing initiatives and the $1.9 million benefit recorded in 2011 for past claims from our licensor of XIAFLEX, offset in part by the impact of year-over-year net price increases on Testim U.S. product sales.

        Research and development expenses.    We currently have only two products in development, XIAFLEX and a high concentration testosterone gel product. A significant portion of the research and development expenses are for the internal personnel and infrastructure costs common to the support of these development efforts. Since we do not allocate these common costs to individual projects for external reporting purposes, we do not report research and development cost by project.

        Research and development expenses were $45.9 million and $61.9 million for the years ended December 31, 2012 and 2011, respectively. This decrease in expense results principally from a reduction in 2012 of activities related to development of a larger scale XIAFLEX production process and the completion of the phase III XIAFLEX clinical trials for Peyronie's disease in third quarter 2012, partially offset by spending in 2012 related to the Dupuytren's multi-cord study and new indications for XIAFLEX.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $185.5 million and $179.9 million for the years ended December 31, 2012 and 2011, respectively. This increase was primarily due to marketing spending for Dupuytren's and for the potential future launch of Peyronie's, increased business development and legal expenses, and costs incurred in 2012 related to the relocation of the Company's headquarters, offset in part by costs incurred in 2011 related to management changes.

        Investment income, net.    Interest income was $0.5 million in both 2012 and 2011 and relates primarily to interest earned on investment of available cash.

        Interest expense.    Interest expense relates to letters of credits and, for 2011, to the costs associated with the Company's two year $30 million revolving credit line that expired under its terms in August 2011. Future interest expense will reflect the cash interest and the amortization of the debt discount and issuance costs relating to the $350.0 million aggregate principal amount of 1.50% Convertible Senior Notes due 2018 we issued in January 2013.

        Income Taxes.    At December 31, 2012, we had Federal tax return net operating loss carryforwards of approximately $126.3 million, which will expire in 2019 through 2030, if not utilized, and Federal Orphan Drug and research and development credits of approximately $53.4 million, which will expire in 2020 through 2032, if not utilized. In addition, we had overall state tax return net operating loss carryforwards of approximately $137.7 million, of which $86.6 million relate to Pennsylvania, which will expire 2013 through 2031 if not utilized. Future utilization of Pennsylvania net operating losses is limited to the greater of 20% of Pennsylvania taxable income or $3.0 million per year. The Tax Reform Act of 1986 (the "Act") provides for a limitation on the annual use of net operating loss and credit carryforwards following certain ownership changes (as defined in the Act) that could limit our ability to utilize these carryforwards. We have conducted a study to determine whether we have experienced any such ownership changes. Based on this study, we have concluded that we have undergone multiple ownership changes in previous years. Accordingly, our ability to utilize the aforementioned carryforwards will be limited on an annual basis. In addition, approximately $10.7 million and $9.4 million of Federal and state net operating loss carryforwards, respectively, may expire prior to utilization.

Years Ended December 31, 2011 and 2010

        Net revenues.    Net revenues for the two years ended December 31, 2011 comprise the following:

	Years ended December 31,
	2011	2010	Change	% Change
	(in millions)
Testim revenues—
Net U.S. product sales	$205.1	$189.9	$15.2	8%
International revenues	2.8	3.1	(0.3)	-10%

	207.9	193.0	14.9	8%

XIAFLEX revenues—
Net U.S. product sales	44.0	14.1	29.9	212%
International revenues	12.4	4.3	8.1	170%

	56.4	18.4	38.0	206%

Total net revenues	$264.3	$211.4	$52.9	25%

Revenue allowances as a percentage of gross U.S. revenues	28%	22%	6%

        Net U.S. product sales shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received through its out-licensing agreements, together with royalties earned on product sales by the licensees.

  Testim

        Total revenues for Testim for 2011 were $207.9 million compared to $193.0 million for the comparable period of 2010. Net U.S. product sales of Testim were $205.1 million compared to the $189.9 million for 2010. The increase in Testim net U.S. revenues for 2011 compared to 2010 resulted primarily from growth in Testim prescriptions resulting from increased demand and increases in pricing, partially offset by an increase in revenue allowances. According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for 2011 grew 9% compared to 2010. We believe that Testim prescription growth in the 2011 period over the 2010 period was driven by physician and patient acceptance that Testim provides better patient outcomes and the continued focus of our sales force on the promotion of Testim to urologists, endocrinologists and select primary care physicians, as well as our tactics with select managed care organizations. Testim net U.S. revenues for 2011 also benefited from price increases having a cumulative impact of 9% over 2010. Testim international revenues for 2011 decreased compared to 2010 as result of lower international product shipments.

  XIAFLEX

        Including the change in revenue recognition in 2011 discussed above, total revenues for XIAFLEX for 2011 were $56.4 million compared to $18.4 million for the comparable period of 2010. Excluding the $1.8 million benefit of the change in revenue recognition, net U.S. product sales of XIAFLEX were $42.2 million compared to the $14.1 million for 2010. The increase in XIAFLEX international revenue for 2011 compared to 2010 is principally due to cumulative catch-up revenue adjustments aggregating $4.8 million related to the $45.0 million of regulatory milestones earned under the Pfizer Agreement during 2011, and incremental revenue amortization relating to these milestone payments and the $15.0 million up-front payment received under the Asahi Agreement.

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

        Research and development expenses.    Research and development expenses were $61.9 million and $48.0 million for the years ended December 31, 2011 and 2010, respectively. This increase in expense results principally from activities related to the phase III XIAFLEX clinical trials for Peyronie's disease, phase IIa trial for Frozen Shoulder syndrome, planning for new XIAFLEX indications and costs related to development of a larger scale XIAFLEX production process.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $179.9 million and $164.7 million for the years ended December 31, 2011 and 2010, respectively. The increase in 2011 over 2010 was due primarily to selling and marketing expenses increasing by $13.6 million as a result of the promotional and training activity in support of the launch of XIAFLEX, and targeted XIAFLEX direct-to-consumer spending for Dupuytren's in the U.S. General and administrative expenses increased by $1.6 million as a result of termination costs related to management changes, offset in part by lower stock-compensation expense.

        Investment income, net.    Interest income was $0.5 million and $0.2 million for the years ended 2011 and 2010, respectively, and relates primarily to interest earned on investment of available cash.

        Interest expense.    Interest expense in 2011 and 2010 relates primarily to the costs associated with the Company's two year $30 million revolving credit line which expired under its terms in August 2011.

Sources and Uses of Cash

        Cash provided by (used in) operations was $(2.3) million, $30.7 million, and $(48.9) million for 2012, 2011 and 2010, respectively. Cash used in operations in 2012 resulted primarily from the build in inventories, offset in part by the $10.5 million of up-front and milestone payments received from Actelion. Cash provided by operations for 2011 resulted primarily from the $15.0 million up-front payment received from Asahi Kasei and the $41.1 million of net milestone payments received from Pfizer, offset by BioSpecifics's share of these up-front and milestone payments which totaled $4.6 million, and operating losses (net of stock compensation expenses and other non-cash charges). Cash used in operations for 2010 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges. This cash usage reflects the build of inventory supporting the launch of XIAFLEX and an offsetting net cash receipt of approximately $13.7 million under our XIAFLEX license agreements, representing the $15 million European MAA milestone payment received from Pfizer and the associated payment of approximately $1.3 million to BioSpecifics for their share of this milestone.

        Cash used in investing activities was $12.4 million, $125.1 million, and $10.5 million for 2012, 2011 and 2010, respectively. The cash impact of investing activities in both 2012 and 2011 relates primarily to net purchases of short-term investments in marketable debt securities, investments in property and equipment, and the investment of $1.9 million to secure a letter of credit relating to the Horsham manufacturing facility. Investing activities in 2010 represent our investments in property and equipment, net of redemptions of investments. Our investments in property and equipment relate primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure for the production of XIAFLEX.

        Cash provided by financing activities was $13.0 million, $3.8 million, and $5.7 million in 2012, 2011 and 2010, respectively. Cash provided by financing activities for each year resulted primarily from cash receipts from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers, and from Employee Stock Purchase Plan purchases.

Liquidity and Capital Resources

        We had approximately $157.4 million and $154.3 million in cash, cash equivalents and short-term investments as of December 31, 2012 and December 31, 2011, respectively. In January 2013, we issued $350.0 million aggregate principal amount of 1.50% Convertible Senior Notes due 2018 (the "2018 Convertible Notes") in a public offering. The net proceeds from the 2018 Convertible Notes offering were approximately $338.7 million after deducting underwriters' discounts and commissions and estimated offering expenses. We used approximately $28.5 million of the net proceeds from the offering to pay the cost of note hedge transactions (after such cost was partially offset by the proceeds from the sale of the warrants) and we intend to use the remainder of the net proceeds from the offering for general corporate purposes, which may include the acquisition (including by merger, purchase, license or otherwise) of businesses, products, product rights or technologies.

        We believe that our current financial resources, when combined with cash generated from operations, will be adequate for the Company to fund our anticipated operations for at least the next twelve months. We may, however, elect to raise additional funds to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our financial resources will depend on many factors, including:

  •
  our ability to successfully market sales in the U.S., or elsewhere, of XIAFLEX for Dupuytren's;

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

  •
  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including costs associated with the litigations with Upsher-Smith and the litigation with Watson (each as described further in Part I, Item 3 above) and the respective outcomes thereof; and

  •
  the extent to which we acquire or invest in businesses and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

See "Risk Factors" for further discussion of the factors and risks that may adversely affect our financial resources and sources of liquidity.

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

  Summary of Contractual Commitments

        The following summarizes our contractual commitments as of December 31, 2012 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	5+ years
Operating leases	$42,346	$6,320	$12,553	$8,508	$14,965

        We may be obligated to pay $3.0 million of contingent milestone payments in the future, representing our milestone commitments to BioSpecifics. These contingent milestones relate primarily to filing of regulatory applications and receipt of regulatory approval. Through December 31, 2013, we expect to pay any additional $2.0 million of these contingent milestone payments.

        In addition, under the BioSpecifics Agreement, we are obligated to make quarterly royalty payments to BioSpecifics based on a specified percentage within the range of 5-15% of net sales of XIAFLEX by us in the U.S., by Pfizer (or any successor or subsequent licensee) in the EU and certain Eurasian countries, and by Asahi Kasei in Japan. The royalty percentage decreases if a generic to XIAFLEX is marketed in these territories. In the event that we sublicense the right to sell XIAFLEX in any country outside of the U.S., the EU and certain Eurasian countries or Japan—as we did in February 2012 to Actelion for Australia, Brazil, Canada and Mexico—we must pay BioSpecifics a specified fraction of the royalty we receive from such sublicense (which payment to BioSpecifics is capped at a specified percentage—within the range of 5-15%—of net sales of XIAFLEX within the applicable country), and a specified mark-up on our cost of goods related to supply of XIAFLEX (which mark-up is capped at a specified percentage—within the range of 5-15%—of our cost of goods of XIAFLEX for the applicable country).

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We are subject to uncertainties that may cause actual results to differ from these estimates, such as changes in the healthcare environment, competition, legislation and regulation. We believe the following accounting policies, which have been discussed with our audit committee, are the most critical because they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

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

  U.S. product sales—

        In the U.S., we sell XIAFLEX and Testim to pharmaceutical wholesalers. Our return policy permits product returns for Testim during a period from six months prior to the product's expiration date until 12 months subsequent to the expiration date and for XIAFLEX during a period from two months prior to the product's expiration date until six months subsequent to the expiration date. Accordingly, product revenue is recognized net of estimated product returns based on our historical experience. We accrue the contractual rebates per unit of product for each individual payor plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan's prescription growth or contraction. In addition, we provide coupons to physicians for use with Testim prescriptions as promotional incentives and we established in September 2011 a co-pay assistance program for XIAFLEX prescriptions. We utilize a contract service provider to process and pay claims to patients for actual coupon usage and co-pay reimbursement applications. As our products become more widely used and as we continue to add managed care and PBMs, actual results may differ from our previous estimates. To date, differences between our estimates and actual experience have not resulted in any material adjustments to our operating results.

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

  Collaboration and out-license agreements—

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

        Where we have continuing performance obligations, revenue is recognized over the performance period. In the case of license, development and marketing deliverables, such deliverables are normally combined into a single unit of accounting. The related consideration is recognized as revenue over the estimated term of the arrangement. In addition, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected period of the arrangement during which we have continuing performance obligations. If the estimated term of the arrangement changes, a cumulative catch-up adjustment on the date of such change is recorded in order to reflect the revised contract term.

        As part of the Pfizer Agreement, we have received up front and milestone cash payments from Pfizer. Our agreement with our licensor for XIAFLEX, BioSpecifics, required that we pay a portion of this amount to them. These amounts were recorded as deferred revenues and deferred costs, respectively, on our balance sheet at the time paid and we were required under U.S. generally accepted accounting principles ("GAAP") to amortize the deferred revenues and deferred costs into our income statement over the course of the Pfizer collaboration agreement. We originally estimated that the life of the Pfizer Agreement would be 20 years. When the agreement to mutually terminate the collaboration was reached, with a termination date of April 24, 2013, the balance of the deferred revenues and costs that existed at that time on our balance sheet was required to be adjusted to record the cumulative impact of the revised, shorter life of the agreement.

        At September 30, 2012 the balance of deferred revenues related to the Pfizer Agreement was $103.4 million and the balance of the deferred costs was $9.3 million. In the fourth quarter of 2012, we recorded $93.6 million in revenue and $8.4 million in cost of goods sold as the amortization of these deferred revenues and costs, respectively. Had we not reached agreement with Pfizer to mutually terminate the Pfizer Agreement, we would have recognized $1.6 million and $0.1 million of revenue and costs, respectively. Therefore, the impact of this change in estimate of the life of the Pfizer Agreement was an increase in 2012 revenues of $92.0 million, cost of goods sold of $8.3 million and net income of $83.7 million, or $1.70 per share, fully diluted (representing the incremental $92.0 million in deferred revenues less the incremental $8.3 million in deferred costs). The remaining deferred revenue and deferred cost balances of $9.8 million and $0.9 million, respectively, will be amortized into our income statement by April 24, 2013, the date that the Pfizer collaboration terminates.

        In addition, in the case of contingent consideration related to this single unit of accounting is earned during the performance period, we will record as revenue a cumulative catch-up adjustment on the date the contingent consideration is earned for the period of time since contract commencement through the date the milestone.

  Revenue allowances

        We record product sales net of the following allowances: (a) prompt payment discounts, (b) fees to wholesalers based on shipment activity under the terms of wholesaler service agreements, (c) product returns, (d) managed care contract rebates and government health plan charge backs, and (e) product coupons. The table below provides the balances of accruals relating to each of these allowances as of December 31, 2012 and 2011.

	December 31,
	2012	2011
	(in thousands)
Accounts receivable reserves:
Prompt pay discounts	$1,375	$885

Accrued liabilities:
Wholesaler service agreements	4,037	3,611
Product returns	2,000	3,612
Rebates and chargebacks	30,569	23,863
Product coupons and co-pay assistance	1,260	908

Subtotal	37,866	31,994

Total	$39,241	$32,879

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

  (c)
  Product returns—Our return policy permits product returns for Testim during a period from six months prior to the product's expiration date until 12 months subsequent to the expiration date and for XIAFLEX during a period from two months prior to the product's expiration date until six months subsequent to the expiration date. However, once dispensed, the product may not be returned. In order to estimate product returns, we monitor the remaining shelf life of the product when shipped to customers, actual product returns by individual production batches, NPA data for Testim (representing retail prescription information) obtained from IMS, and estimated inventory levels in the distribution channel. By analyzing these factors, we estimate potential product returns and record a return reserve.

  (d)
  Rebates and charge-backs—Managed care contract rebates and government health plan charge backs are rebates and payments provided by us under agreements with private and government health plans. We accrue the contractual rebates per unit of product for each individual plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan's prescription growth or contraction and estimated inventory levels in our wholesale and retail channels. The accrual is continually validated through the payment process, typically within a three month cycle.

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

        During 2012, we implemented a program to statistically measure inventory levels in our retail channel. As a result of the finding from this study, we recorded in 2012 revisions of the estimates of the reserves for product returns and rebates and charge-backs of approximately offsetting amounts.

        The following table provides a roll-forward of the revenue allowances discussed above, in the aggregate, for the years ended December 31, 2012, 2011 and 2010.

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Beginning balance	$32,879	$19,799	$16,592
Current estimate related to sales in current period	123,740	83,537	53,246
Current estimate related to sales in prior periods	789	81	(759)
Actual returns / credits in current period related to sales in current period	(85,544)	(53,949)	(36,916)
Actual returns / credits in current period related to sales in prior period	(32,623)	(16,589)	(12,364)

Ending balance	$39,241	$32,879	$19,799

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

  Inventory Valuation.

        Inventory is valued using the first-in, first-out method, assuming full absorption of direct and indirect manufacturing costs and normal capacity utilization of our internal manufacturing operations for XIAFLEX. Excess or idle capacity costs, resulting from the plant utilization below normal capacity are recognized as Cost of goods sold in the period incurred. Determination of excess or idle plant costs requires significant judgment in establishing what level of production should be considered normal. Through December 31, 2012, we have not incurred any excess or idle plant costs.

        We state inventories at the lower of cost or market. Inventory costs are based on our judgment of probable future commercial use and net realizable value. We continually evaluate and provide reserves for inventory on hand that is in excess of expected future demand or that is not expected to meet approved or anticipated specifications. These reserves are based on estimates of forecasted product demand and the likelihood of consumption in the normal course of business and forecasted consumption driven by the approval of new indications, considering the expiration dates of the inventories on hand, planned production volumes and lead times required for restocking of customer inventories. Although we make every effort to ensure that our forecasts and assessments are reasonable, changes to these assumptions are possible. In such cases, our estimates may prove inaccurate and result in an understatement or overstatement of the reserves required to fairly state such inventories.

Recent Accounting Pronouncements

        See Note 2, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and the effects on the Consolidated Balance Sheets and Consolidated Statements of Income.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, long-term investments in auction rate securities ("ARS"), accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of three months or less to be cash equivalents.

        We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. The maximum allowable duration of a single issue is two years. Our investment policy permitted us to invest in ARS with maturities of greater than three months, provided that the interest reset and auction date for the ARS is less than three months. Since February 10, 2008, the auctions for these securities have failed. Since we are unable to predict when the market for these securities will recover, the investments we have in these securities are classified as non-current and are reported as "Long-term investments" at fair value of $1.4 million, which is $0.2 million below cost, in the Consolidated Balance Sheet at December 31, 2012. The decline in value of these investments is recorded as an unrealized loss in accumulated other comprehensive income. Our ability to access in the near term the funds invested in ARS is dependent on the success of future scheduled auctions, finding a buyer outside the auction process or a decision of the issuer of the securities to call the securities. If the uncertainties in the credit and capital market continue, these markets deteriorate further or there are ratings downgrades on any of the ARS we hold, we may be required to recognize an impairment charge to earnings, if the decline in the value of these securities is assessed to be other than temporary.

        Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash, cash equivalents and short-term investments at December 31, 2012, amounting to approximately $157.4 million, were maintained in bank demand accounts, money market accounts, U.S. government obligations, U.S. government-backed securities and corporate notes. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

        Transactions relating to Auxilium UK, Limited are recorded in pounds sterling. Upon consolidation of this subsidiary into our consolidated financial statements, we translate the balance sheet asset and liability accounts to the U.S. dollar based on exchange rates as of the balance sheet date; balance sheet equity accounts are translated into the U.S. dollar at historical exchange rates; and all statements of operations and cash flows amounts are translated into the U.S. dollar at the average exchange rates for the period. Exchange gains or losses resulting from the translation are included as a separate component of stockholders' equity. In addition, we conduct clinical trials in Australia and certain European countries, exposing us to cost increases if the U.S. dollar declines in value compared to the Australian Dollar and the Euro. We do not hedge our foreign exchange risks, as we believe reasonably possible near-term fluctuations of exchange rates would not materially affect our results of operations, financial position or cash flows.

        In order to reduce the potential equity dilution that would result upon conversion of the 1.50% Convertible Senior Notes due 2018 (the "2018 Convertible Notes") we issued in January 2013, we entered into note hedge transactions with one or more of the underwriters of the 2018 Convertible

Notes or their respective affiliates and other financial institutions. The note hedge transactions are expected generally to reduce the potential dilution to the Company's common stock and/or offset potential cash payments in excess of the principal amount upon any conversion of 2018 Convertible Notes in the event that the market value per share of the our common stock, as measured under the terms of the note hedge transactions, is greater than the strike price of the note hedge transactions (which corresponds to the initial conversion price of the 2018 Convertible Notes and is subject to certain adjustments substantially similar to those contained in the 2018 Convertible Notes). In addition, in order to partially offset the cost of the note hedge transactions, we issued warrants to purchase approximately 14.5 million shares of our common stock at a strike price of $27.36 to the hedge counterparties at a higher strike price. The warrants would separately have a dilutive effect to the extent that the market value per share of the Company's common stock exceeds the applicable strike price of the warrants. In addition, non-performance by the counterparties under the hedge transactions would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price.

ITEM 8.    Financial Statements and Supplementary Data

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Auxilium Pharmaceuticals, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Auxilium Pharmaceuticals, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 26, 2013

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$35,857	$37,535
Short-term investments	121,573	116,722
Accounts receivable, trade	55,859	42,742
Accounts receivable, other	1,685	2,398
Inventories, current	22,134	23,864
Prepaid expenses and other current assets	3,762	2,643

Total current assets	240,870	225,904
Inventories, non-current	49,697	29,239
Property and equipment, net	29,220	29,623
Long-term investments	1,442	2,371
Other assets	6,163	13,834

Total assets	$327,392	$300,971

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,565	$4,479
Accrued expenses	80,740	77,620
Deferred revenue, current portion	11,835	7,820
Deferred rent, current portion	936	1,153

Total current liabilities	97,076	91,072

Deferred revenue, long-term portion	26,288	120,117

Deferred rent, long-term portion	4,140	5,384

Commitments and contingencies (Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 49,419,104 and 48,236,137 shares at December 31, 2012 and 2011, respectively	494	482
Additional paid-in capital	525,354	495,949
Accumulated deficit	(322,115)	(408,059)
Treasury stock, at cost; 136,405and 131,591 shares at December 31, 2012 and 2011, respectively	(3,337)	(3,239)
Accumulated other comprehensive loss	(508)	(735)

Total stockholders' equity	199,888	84,398

Total liabilities and stockholders' equity	$327,392	$300,971

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net revenues	$395,281	$264,315	$211,429

Operating expenses*:
Cost of goods sold	78,337	55,662	49,725
Research and development	45,932	61,948	48,005
Selling, general and administrative	185,535	179,887	164,675

Total operating expenses	309,804	297,497	262,405

Loss from operations	85,477	(33,182)	(50,976)
Investment income, net	506	502	167
Interest expense	(39)	(236)	(422)

Net income (loss)	$85,944	$(32,916)	$(51,231)

Net income (loss) per common share:
Basic	$1.76	$(0.69)	$(1.08)

Diluted	$1.74	$(0.69)	$(1.08)

Shares used to compute net income (loss) per common share:
Basic	48,770,229	47,886,672	47,426,849

Diluted	49,277,570	47,886,672	47,426,849

*
includes the following amounts of stock-based compensation expense:

Cost of goods sold	$84	$65	$155
Research and development	2,919	3,184	2,698
Selling, general and administrative	12,004	14,029	15,109

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$85,944	$(32,916)	$(51,231)

Other comprehensive income (loss):
Unrealized gains on investments	249	(237)	314
Foreign currency translation adjustment	(22)	(5)	(26)

Total	227	(242)	288

Comprehensive income (loss)	$86,171	$(33,158)	$(50,943)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Year Ended December 31, 2012

(In thousands, except share amounts)

	Common stock				Treasury stock		Accumulated other comprehensive loss
			Additional paid-in capital	Accumulated deficit
	Shares	Amount			Shares	Cost		Total
Balance, December 31, 2011	48,236,137	$482	$495,949	$(408,059)	131,591	$(3,239)	$(735)	84,398
Exercise of common stock options	960,864	10	10,497	0	0	0	0	10,507
Employee Stock Purchase Plan purchases	153,260	2	2,522	0	0	0	0	2,524
Issuance of restricted stock	43,700	0	0	0	0	0	0	0
Proceeds from Board of Directors stock purchases	4,956	0	106	0	0	0	0	106
Stock based compensation	20,187	0	16,280	0	0	0	0	16,280
Treasury stock acquisition	0	0	0	0	4,814	(98)	0	(98)
Other comprehensive income	0	0	0	0	0	0	227	227
Net income	0	0	0	85,944	0	0	0	85,944

Balance, December 31, 2012	49,419,104	494	525,354	(322,115)	136,405	(3,337)	(508)	199,888

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Year Ended December 31, 2011

(In thousands, except share amounts)

	Common stock				Treasury stock		Accumulated other comprehensive loss
			Additional paid-in capital	Accumulated deficit
	Shares	Amount			Shares	Cost		Total
Balance, December 31, 2010	47,904,563	$479	$472,665	$(375,143)	123,539	$(3,065)	$(493)	$94,443
Exercise of common stock options	270,453	3	2,907	0	0	0	0	2,910
Employee Stock Purchase Plan purchases	55,292	1	921	0	0	0	0	922
Proceeds from Board of Directors stock purchases	7,205	0	134	0	0	0	0	134
Stock based compensation	1,750	0	19,322	0	0	0	0	19,322
Cancellation of restricted shares	(3,126)	0	0	0	0	0	0	0
Treasury stock acquisition	0	0	0	0	8,052	(174)	0	(174)
Other comprehensive loss	0	0	0	0	0	0	(242)	(242)
Net loss	0	0	0	(32,916)	0	0	0	(32,916)

Balance, December 31, 2011	48,236,137	$482	495,949	(408,059)	131,591	(3,239)	$(735)	$84,398

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Year Ended December 31, 2010

(In thousands, except share amounts)

	Common stock				Treasury stock		Accumulated other comprehensive income (loss)
			Additional paid-in capital	Accumulated deficit
	Shares	Amount			Shares	Cost		Total
Balance, December 31, 2009	47,317,602	$473	$446,876	$(323,912)	84,373	$(2,137)	$(781)	120,519
Cashless exercise of common stock warrants	78,875	1	(1)	0	0	0	0	0
Exercise of common stock options	414,316	4	4,570	0	0	0	0	4,574
Employee Stock Purchase Plan purchases	98,908	1	1,884	0	0	0	0	1,885
Issuance of restricted stock	10,000	0	0	0	0	0	0	0
Cancellation of resticted stock	(21,006)	0	0	0	0	0	0	0
Proceeds from Board of Directors stock purchases	5,868	0	143	0	0	0	0	143
Stock based compensation	0	0	19,193	0	0	0	0	19,193
Treasury stock acquisition	0	0	0	0	39,166	(928)	0	(928)
Other comprehensive income	0	0	0	0	0	0	288	288
Net loss	0	0	0	(51,231)	0	0	0	(51,231)

Balance, December 31, 2010	47,904,563	$479	$472,665	$(375,143)	123,539	$(3,065)	$(493)	$94,443

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flow

(In thousands, except share and per share amounts)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$85,944	$(32,916)	$(51,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,089	8,002	5,905
Stock-based compensation	15,007	17,278	17,962
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,404)	(11,607)	(13,944)
Increase in inventories	(17,455)	(12,256)	(17,529)
Decrease (increase) in prepaid expenses, other current assets and other assets	(2,372)	(4,926)	1,017
Increase (decrease) in accounts payable and accrued expenses	2,185	25,754	(2,411)
Increase (decrease) in deferred revenue	(89,814)	42,220	11,803
Decrease in deferred rent	(1,461)	(850)	(462)

Net cash provided by (used in) operating activities	(2,281)	30,699	(48,890)

Cash flows from investing activities:
Purchases of property and equipment	(8,762)	(6,644)	(11,228)
Purchases of short-term investments	(191,496)	(156,370)	0
Purchases of other assets	0	(1,900)	0
Redemptions of short-term investments	186,723	39,372	0
Redemptions of long-term investments	1,100	400	700

Net cash used in investing activities	(12,435)	(125,142)	(10,528)

Cash flows from financing activities:
Employee Stock Purchase Plan purchases	2,524	922	1,885
Proceeds from exercise of common stock options	10,507	2,910	4,574
Proceeds from Board of Directors stock purchases	106	134	143
Purchases of treasury stock	(98)	(174)	(928)

Net cash provided by financing activities	13,039	3,792	5,674

Effect of exchange rate changes on cash	(1)	(21)	(26)

Decrease in cash and cash equivalents	(1,678)	(90,672)	(53,770)
Cash and cash equivalents, beginning of period	37,535	128,207	181,977

Cash and cash equivalents, end of period	$35,857	$37,535	$128,207

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1) Organization and Description of Business

  (a) The Company

        Auxilium Pharmaceuticals, Inc. along with its subsidiaries, or the "Company" is a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences.

        The Company currently market two products: Testim® testosterone gel and XIAFLEX® (collagenase clostridium histolyticum (also known as "CCH" for development purposes)).

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

        The Company commercializes Testim in the U.S., while Ferring International Center S.A. and Paladin Labs Inc. market Testim on our behalf in certain European countries and Canada, respectively. Commencing in July 2012, GlaxoSmithKline LLC ("GSK") also markets Testim in the U.S. pursuant to a co-promotion agreement entered into in May 2012.

        XIAFLEX is a proprietary, injectable clostridial collagenase enzyme approved by the U.S. Food and Drug Administration ("FDA") for the treatment of Dupuytren's contracture ("Dupuytren's" or "DC") in adult patients with a palpable cord. Dupuytren's is a condition that affects the connective tissue that lies beneath the skin in the palm. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient's fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment. The Company launched XIAFLEX for the treatment of Dupuytren's in the U.S. in March 2010.

        On December 27, 2012, the FDA accepted for filing and granted standard review status to our supplemental Biologics License Application ("sBLA") for XIAFLEX for the treatment of Peyronie's disease ("Peyronie's" or "PD"). The FDA has notified the Company that it is not presently planning to take this application to an Advisory Committee meeting; however, the Company can give no assurance that it will not require an Advisory Committee meeting in the future. Under the Prescription Drug User Fee Act (PDUFA), the FDA is expected to take action on this application by September 6, 2013.

        The Company has partnered with Pfizer Inc. ("Pfizer") for development and commercialization of XIAPEX® (EU tradename for XIAFLEX) for Dupuytren's and Peyronie's disease in Europe and certain Eurasian countries. On November 6, 2012, the Company and Pfizer mutually agreed to terminate this arrangement, effective April 24, 2013. The Company is evaluating all of our options for the continuing commercialization of XIAPEX for the treatment of Dupuytren's and for gaining approval for XIAPEX for the treatment of Peyronie's in the EU. The Company has partnered with Asahi Kasei Pharma Corporation ("Asahi Kasei") for development and commercialization of XIAFLEX for Dupuytren's and Peyronie's in Japan. The Company has also partnered with Actelion Pharmaceuticals Ltd. ("Actelion") for development and commercialization of XIAFLEX for Dupuytren's and Peyronie's in Australia, Brazil, Canada and Mexico. In July 2012, the Company was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Organization and Description of Business (Continued)

Dupuytren's contracture in adults with a palpable cord in Canada. Actelion expects to make XIAFLEX available to patients in Canada in the first half of 2013. The Company is seeking a partner or partners for development and commercialization in the rest of the world.

        The Company's current product pipeline includes:

  CCH

  Phase III:

  •
  XIAFLEX for the treatment of Peyronie's with an sBLA having been accepted for filing in December 2012 with a PDUFA date scheduled for September 6, 2013

  Phase II:

  •
  XIAFLEX for the treatment of Adhesive Capsulitis with top-line data expected in the first quarter of 2013

  •
  XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy with top-line data having been reported in the fourth quarter of 2012 and the initiation of a Phase IIa trial expected to commence in the second half of 2013

  TRT

  The Company expects to commence clinical studies in 2013 for its high concentration testosterone gel product.

  (b) Liquidity

        The Company commenced operations in the fourth quarter of 1999. The Company has been dependent upon external financing, including primarily private and public sales of securities, to fund operations. As of December 31, 2012, the Company had an accumulated deficit of approximately $322,115.

        While the Company believes that its current investment balances, the proceeds from the convertible notes offering in January 2013 discussed in Note 16, and expected cash inflows are sufficient for the Company to fund operations for the next twelve months, the Company may require additional financing in the future to execute its intended business strategy. There can be no assurances that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, when and if needed. Failure to raise needed funds on satisfactory terms could have a material impact on the Company's business, operating results or financial condition.

(2) Summary of Significant Accounting Policies

  (a) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

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

  (c) Translation of Foreign Financial Statements

        The Company established a foreign subsidiary in the United Kingdom in 2000, which uses the pound sterling as its functional currency. Assets and liabilities of the Company's foreign subsidiary are translated at the year-end rate of exchange. The statements of operations and cash flows for this subsidiary are translated at the average rate of exchange for the year. Gains or losses from translating foreign currency financial statements are accumulated in other comprehensive income (loss) in stockholders' equity.

  (d) Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, including cash, cash equivalents, short-term investments, restricted cash deposits and long-term investments are stated at fair value. Due to their short-term maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value.

  (e) Revenue Recognition

        Net revenues for the three years ended December 31, 2012 comprise the following:

	Years ended December 31,
	2012	2011	2010
Testim revenues—
Net U.S. product sales	$233,441	$205,061	$189,940
International revenues	4,039	2,842	3,054

	237,480	207,903	192,994

XIAFLEX revenues—
Net U.S. product sales	55,174	44,009	14,078
International revenues	102,627	12,403	4,357

	157,801	56,412	18,435

Total net revenues	$395,281	$264,315	$211,429

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

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

  U.S. product sales—

        In the U.S., XIAFLEX and Testim are sold to pharmaceutical wholesalers. The return policy of the Company permits product returns for Testim during a period from six months prior to the product's expiration date until 12 months subsequent to the expiration date and for XIAFLEX during a period from two months prior to the product's expiration date until six months subsequent to the expiration date. Accordingly, product revenue is recognized net of estimated product returns based on historical experience of the Company. The Company accrues the contractual rebates per unit of product for each individual payor plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan's prescription growth or contraction. In addition, the Company provides coupons to physicians for use with Testim prescriptions as promotional incentives and the Company established in September 2011 a co-pay assistance program for XIAFLEX prescriptions. A contract service provider is utilized to process and pay claims to patients for actual coupon usage. As products of the Company become more widely used and as the Company continues to add managed care and PBMs, actual results may differ from the Company's previous estimates. To date, differences between Company estimates and actual experience have not resulted in any material adjustments to its operating results.

        In the first quarter of 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues and Net income reported for the year ended December 31, 2012 in the amount of $820. Management believes this adjustment is not material to the Company's results of operations for 2012 and 2011.

        In the first quarter of 2011, the Company began recognizing revenue for XIAFLEX product shipments at the time of delivery of XIAFLEX to the Company's U.S. customers, which are primarily a limited number of wholesalers, specialty pharmacies and specialty distributors who ship the product on an as needed basis to individual healthcare providers. In contrast, during 2010 the recognition of revenue and related product costs for XIAFLEX product shipments was deferred until those wholesalers, specialty pharmacies and specialty distributors shipped product to physicians for administration to patients because the Company could not initially assess the flow of XIAFLEX through its distribution channel as it was new to the marketplace. As a result of this change in revenue recognition, net revenues for the year ended December 31, 2011 include a benefit of $1,804 (representing revenue previously deferred, net of allowances of $59) and the net loss for the year ended December 31, 2011 includes a benefit of $1,743, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  Collaboration and out-license agreements—

        International contract revenues shown in the above table represent the amortization of deferred up-front, milestone payments and royalty payments previously received under the collaboration and out-licensing agreements. These agreements contain multiple elements. The Company evaluates all deliverables within an arrangement to determine whether or not each deliverable has stand-alone value to its partners. Based on this evaluation, deliverables are separated into units of accounting. Several deliverables may be combined into a single unit of accounting in order to establish stand-alone value. Arrangement consideration is allocated to each unit of accounting based on estimated selling price. For units of accounting for which delivery has been made and there is no further performance obligations, revenue is recognized when the related consideration is fixed and determinable and collectability is reasonably assured. Where the Company has continuing performance obligations, revenue is recognized over the performance period. In the case of license, development and marketing deliverables, such deliverables are normally combined into a single unit of accounting. The related consideration is recognized as revenue over the term of the arrangement. In addition, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected period of the arrangement during which continuing performance obligations exist. If the estimated term of the arrangement changes, a cumulative catch-up adjustment on the date of such change is recorded in order to reflect the revised contract term.

        As part of the Pfizer Agreement, the Company received up front and milestone cash payments from Pfizer. The agreement with the Company's licensor for XIAFLEX, BioSpecifics, required that the Company pay a portion of this amount to them. These amounts were recorded as deferred revenues and deferred costs, respectively, on the Company's balance sheet at the time paid and the Company was required under U.S. generally accepted accounting principles ("GAAP") to amortize the deferred revenues and deferred costs into its income statement over the course of the Pfizer collaboration agreement. The Company originally estimated that the life of the Pfizer Agreement would be 20 years. When the agreement to mutually terminate the collaboration was reached, with a termination date of April 24, 2013, the balance of the deferred revenues and costs that existed at that time on the Company's balance sheet was required to be adjusted to record the cumulative impact of the revised, shorter life of the agreement.

        At September 30, 2012 the balance of deferred revenues related to the Pfizer Agreement was $103,404 and the balance of the deferred costs was $9,311. In the fourth quarter of 2012 the Company recorded $93,601 in revenue and $8,429 in cost of goods sold as the amortization of these deferred revenues and costs, respectively. Had the Company not reached agreement with Pfizer to mutually terminate the Pfizer Agreement, it would have recognized $1,593 and $143 of revenue and costs, respectively. Therefore, the impact of this change in estimate of the life of the Pfizer Agreement was an increase in 2012 revenues of $92,008, cost of goods sold of $8,285 and net income of $83,723, or $1.70 per share, fully diluted (representing the incremental $92,008 in deferred revenues less the incremental $8,285 in deferred costs). The remaining deferred revenue and deferred cost balances of $9,803 and $883, respectively, will be amortized into the Company's income statement by April 24, 2013, the date that the Pfizer collaboration terminates.

        In addition, in the case of contingent consideration related to this single unit of accounting is earned during the performance period, the Company will record as revenue a cumulative catch-up

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

adjustment on the date the contingent consideration is earned for the period of time since contract commencement through the date the milestone.

  Customer concentration—

        The following individual customers each accounted for at least 10% of total product shipments for any of the respective periods:

	Years Ended December 31,
	2012	2011	2010
AmerisourceBergen Corporation	23%	23%	20%
Cardinal Health, Inc.	34%	35%	37%
McKesson Corporaton	34%	33%	35%

	91%	91%	92%

  (f) Cash Equivalents, Short-term and Long-term Investments

        Investments classified as Cash equivalents, Short-term investments and Long-term investments are considered to be "available for sale". Cash equivalents include only securities having a maturity of three months or less at the time of purchase. These investments are carried at fair value and unrealized gains and losses on them are recorded as a separate component of Stockholders' equity in Accumulated other comprehensive loss. All realized gains and losses on these investments are recognized in results of operations.

  (g) Accounts Receivable

        Accounts receivable, trade consist of amounts due from wholesalers for the purchase of Testim and XIAFLEX. Ongoing credit evaluations of customers are performed and collateral is generally not required.

        Accounts receivable, trade are net of allowances for cash discounts, actual returns and bad debts of $1,384 and $913 at December 31, 2012 and 2011, respectively.

        The following individual customers each accounted for at least 10% of accounts receivable, trade on either of the respective dates:

	December 31,
	2012	2011
AmerisourceBergen Corporation	35%	13%
Cardinal Health, Inc.	23%	28%
McKesson Corporaton	34%	33%

	92%	74%

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (h) Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs for the Company's internal manufacturing operations assume full absorption of direct and indirect manufacturing costs and normal capacity utilization. Excess or idle capacity costs, resulting from the plant utilization below normal capacity are recognized as Cost of goods sold in the period incurred. To date, there have been no excess or idle capacity charges. Testim inventory, the production of which is outsourced, is also valued using the first-in, first-out method.

        Inventory costs are based on the Company's judgment of net realizable value considering probable future commercial use and net realizable value. Inventories produced prior to approval are expensed unless management believes it is probable that the inventory will be salable. The Company continually evaluates and provides reserves for inventory on hand that is in excess of expected future demand or that is not expected to meet approved or anticipated specifications. Inventories expected to be utilized in the next 12-month period are classified as current, and inventories expected to be utilized beyond that period are classified as non-current. To conform to this presentation, the December 31, 2011 balance sheet has been revised to correctly present $29,239 of inventories as non-current, the impact of which management believes was not material to the balance sheet. In determining the classification of inventory, the Company considers a number of factors, including historical sales experience and trends, wholesaler inventory levels, estimates of future sales growth and forecasts of demand provided by the Company's collaboration partners.

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

  (k) Long-Lived Assets

        The Company reviews long-lived assets, such as property and equipment, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2012, the Company has not revised the remaining useful lives of any significant assets.

        Included in Other assets as of December 31, 2012 and 2011 is the unamortized balance of the license agreement payment to BioSpecifics, associated with the up-front and milestone payments received under the out-licensing agreements with Actelion, Asahi Kasei and Pfizer (see Note 8). These payments are being amortized over the estimated life of the related agreement. In addition, as discussed Note 2 (e) above and Note 8, we recorded in 2012 a change in estimate of the Pfizer Agreement deferred cost to reflect its revised term.

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

  (n) Stock-Based Compensation

        The Company measures the compensation costs for all share-based awards made to the Company's employees and directors, including stock options and employee stock purchases under the Company's employee stock purchase plan, based on fair values on the date of grant. The fair value of stock options is estimated using the Black-Scholes option-pricing model. Pre-vesting forfeitures are estimated in the determination of total stock-based compensation cost based on Company experience. The value of the portion of the award that is ultimately expected to vest is expensed ratably over the requisite service period as compensation expense in the consolidated statement of operations. For awards that limit performance requirements to continuing service, the Company uses the straight-line method to

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

amortize compensation cost for the full award to expense over their vesting period. For awards with other performance requirements, the graded vesting method of amortization is utilized under which the cost of each vesting tranche of an award is amortized to expense over the period from grant to vesting date.

  (o) Comprehensive Income (Loss)

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company's comprehensive income (loss) is presented in Consolidated Statements of Comprehensive Income (Loss).

  (p) Net Income (Loss) Per Common Share

        Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents are measured using the treasury stock method.

        The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted income per common share.

	Years Ended December 31,
Basic income (loss) per share:	2012	2011	2010
Numerator:
Net income (loss)	$85,944	$(32,916)	$(51,231)

Denominator:
Weighted-average common shares outstanding	48,802,870	47,913,012	47,523,413
Weighted-average unvested restricted common shares	32,641	26,340	96,564

Shares used in calculating basic net income (loss) per common share	48,770,229	47,886,672	47,426,849

Basic net income (loss) per common share	$1.76	$(0.69)	$(1.08)

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

	Years Ended December 31,
Diluted income (loss) per share:	2012	2011	2010
Numerator:
Net income (loss)	$85,944	$(32,916)	$(51,231)

Denominator:
Weighted-average common shares outstanding	48,802,870	47,913,012	47,523,413
Weighted-average unvested restricted common shares	32,641	26,340	96,564
Incremental shares from assumed conversions of stock compensations plans	507,341	0	0

Shares used in calculating diluted net income (loss) per common share	49,277,570	47,886,672	47,426,849

Diluted net income (loss) per common share	$1.74	$(0.69)	$(1.08)

        The weighted-average number of stock options and restricted stock units that were antidilutive and, therefore, excluded from the computation of diluted net income per common share for the year ended December 31, 2012 was 5,983,597.

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

  (r) Advertising Costs

        Advertising costs, included in selling, general and administrative expenses, are charged to expense as incurred. Advertising expenses for the years ended December 31, 2012, 2011 and 2010 were $16,877, $17,669 and $14,568, respectively.

  (s) New Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board (the "FASB") amended the fair value measurement guidance in order to achieve common measurement and disclosure requirements between U.S. generally accepted accounting principles and the International Financial Reporting Standards. These amendments are also intended to provide increased transparency around valuation inputs and investment categorization and, for the Company, are effective for 2012 reporting. The Company adopted this new guidance in the first quarter of 2012 and the adoption did not have a material effect on the Company's financial statements.

        In June 2011, the FASB amended the guidance on the presentation of comprehensive income. Specifically, the new guidance eliminates the current option to report other comprehensive income

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

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

        In February 2013, the FASB issued an amendment to the accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassed is required under United States GAAP to be reclassified in its entirety to net income. For other amounts that are not required under United States GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under United States GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

        In December 2011, the FASB issued an amendment to the accounting guidance on disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose both gross and net information about financial instruments and derivative instruments that are eligible for offset in the consolidated balance sheet or subject to an enforceable master netting arrangement or similar agreement. In January 2013, the FASB clarified that this guidance applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the accounting guidance or subject to a master netting arrangement or similar agreement. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3) Fair Value Measurement (Continued)

        As of December 31, 2012, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company's fair value hierarchy for these financial assets as of December 31, 2012 and 2011:

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$35,857	$35,857	$0	$0
Short-term investments	121,573	31,459	90,114	0
Long-term investments:
Auction rate securities	1,442	0	0	1,442

Total financial assets	$158,872	$67,316	$90,114	$1,442

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$37,535	$37,535	$0	$0
Short-term investments	116,722	24,156	92,566	0
Long-term investments:
Auction rate securities	2,371	0	0	2,371

Total financial assets	$156,628	$94,937	$92,566	$2,371

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3) Fair Value Measurement (Continued)

        The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the years ended December 31, 2012 and 2011 (in thousands):

	Years ended December 31,
Long-term investments	2012	2011
Beginning balance	$2,371	$2,732
Transfers into Level 3	0	0
Redemption of securities by issurer	(1,100)	(400)
Unrealized gain—included in other comprehensive income	171	39

Ending balance	$1,442	$2,371

        There were no transfers between Level 1 and 2 during the years ended December 31, 2012 and 2011.

(4) Cash, Cash Equivalents and Short-term Investments

        Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2012 and 2011, the composition and duration of cash, cash equivalents and short-term investments was as follows:

	December 31, 2012
	Fair value	Duration of one year or less	Duration of one year to two years
Cash and cash equivalents:
Demand deposits	$980	$980	$0
Money market accounts	34,877	34,877	0

	$35,857	$35,857	$0

Short-term investments:
U.S. Treasury securities	$31,459	$23,360	$8,099
Commercial paper	39,185	39,185	0
Corporate notes	23,040	22,558	482
U.S. government agency obligations	26,489	24,214	2,275
Certificate of deposit	1,400	1,400	0

	$121,573	$110,717	$10,856

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(4) Cash, Cash Equivalents and Short-term Investments (Continued)

	December 31, 2011
	Fair value	Duration of one year or less	Duration of one year to two years
Cash and cash equilvalents:
Demand deposits	$2,416	$2,416	$0
Money market accounts	35,119	35,119	0

	$37,535	$37,535	$0

Short-term investments:
U.S. Treasury securities	$24,155	$24,155	$0
Commercial paper	26,364	26,364	0
Corporate notes	16,481	7,746	8,735
U.S. government agency obligations	49,722	42,469	7,253

	$116,722	$100,734	$15,988

        The Company considers its short-term investments to be "available for sale" and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at December 31, 2012 and 2011 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of Accumulated other comprehensive income loss in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $197 and $276 as of December 31, 2012 and 2011.

(5) Inventories

        Inventories consist of the following:

	December 31,
	2012	2011
Raw materials	$8,183	$7,773
Work-in-process	53,037	34,688
Finished goods	10,611	10,642

	71,831	53,103
Inventories, current	22,134	23,864

Inventories, non-current	$49,697	$29,239

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(6) Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Estimated useful life
		2012	2011
Office furniture, computer equipment and software	3 to 5 years	$20,565	$18,172
Manufacturing equipment	3 to 10 years	5,996	5,894
Laboratory equipment	7 years	8,062	7,206
Leasehold improvements	lease term	17,824	17,079

		52,447	48,351
Less accumulated depreciation and amortization		(30,833)	(21,667)

		21,614	26,684
Construction-in-progress		7,606	2,939

		$29,220	$29,623

        Depreciation expense was $9,165, $6,957 and $5,304 for the years ended December 31, 2012, 2011 and 2010, respectively.

(7) Long-term Investments

        Long-term investments at December 31, 2012 and 2011 consist of auction-rate securities ("ARS") with original maturities ranging up to 40 years. ARS have interest reset dates of 28 or 35 days. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be sold. Since February 2008, the auctions for these securities have failed. Since the Company is unable to predict when the market for these securities will recover, these investments are classified as long-term. These investments are carried at fair value which is below cost. The unrealized loss on these investments at December 31, 2012 and 2011 is included in Accumulated other comprehensive loss since the Company concluded that such losses are temporary in nature.

(8) Collaboration and License Agreements

  (a) BioSpecifics

        In June 2004, the Company entered into a development and license agreement with BioSpecifics and amended such agreement in May 2005, December 2005, December 2008 and August 2011 (the "BioSpecifics Agreement"). Under the BioSpecifics Agreement, the Company was granted exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics's enzyme XIAFLEX. The Company's licensed rights concern the development and commercialization of products, other than dermal formulations labeled for topical administration, and currently, the Company's licensed rights cover the indications of Dupuytren's, Peyronie's, Frozen Shoulder syndrome and cellulite. The Company may further expand the BioSpecifics Agreement, at its option, to cover other indications as they are developed by the Company or BioSpecifics.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(8) Collaboration and License Agreements (Continued)

        The BioSpecifics Agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. Either party may terminate the BioSpecifics Agreement as a result of the other party's breach or bankruptcy. The Company may terminate the BioSpecifics Agreement with 90 days written notice.

        The Company is responsible, at its own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products.

        The Company must pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage within a range of 5% to 15% of net sales for products covered by the BioSpecifics Agreement. This royalty applies to net sales of the Company or its sublicensees, including Actelion, Asahi Kasei and Pfizer. Under the December 2008 amendment to the license with BioSpecifics, which became effective upon execution of the Pfizer Agreement, the Company has paid BioSpecifics 8.5% of the up-front and regulatory milestone payments received from Pfizer. The Company will also owe BioSpecifics 8.5% of any future regulatory or commercial milestone payments received from Pfizer (or any successor or subsequent licensee). In addition, the Company has paid BioSpecifics 5.0% of the payments received from Actelion and Asahi Kasei during 2012 and 2011 and will owe BioSpecifics a specified percentage within a range of 5% to 15%, dependent on the licensed indication, of any future regulatory or commercial milestone payments received from Actelion and Asahi Kasei. In addition, the Company must pay BioSpecifics an amount equal to a specified mark-up on the cost of goods related to supply of XIAFLEX (which mark-up is capped at a specified percentage within the range of 5% to 15% of the cost of goods of XIAFLEX for the applicable country) for products sold by the Company or its sublicensees, including Actelion, Asahi and Kasei Pfizer.

        Royalties paid to BioSpecifics on the up-front and milestones payments received under the Actelion Agreement, the Asahi Agreement and the Pfizer Agreement (all described below) are being amortized on a straight-line basis to Cost of goods sold over the estimated life of each respective contract. When contingent milestones are earned, the Company records as Cost of goods sold a cumulative catch-up adjustment for the amount payable to BioSpecifics on the date each milestone is earned for the period of time since contract commencement through the date the milestone. In addition, as discussed in Notes 2(e) and 8(d), the Company and Pfizer mutually terminated the Pfizer Agreement, effective April 24, 2013. As a result, the Company recorded in the fourth quarter of 2012 a change in estimate of the unamortized payments related to the Pfizer Agreement in order to reflect its revised term as described in Note 2 (e). At December 31, 2012 and 2011, the unamortized balance of $2,138 and $10,463, respectively, is included in Other assets.

        Finally, the Company is obligated to make contingent milestone payments upon the filing of regulatory applications and receipt of regulatory approval. As a result of the U.S. approval of XIAFLEX for Dupuytren's on February 2, 2010, the Company paid BioSpecifics $1,000 which was recorded as research and development expense. Additional contingent milestones payments that the Company may be obligated to pay BioSpecifics for product currently in development amount to $3,000. In January 2013, the Company exercised its option to include cellulite as an additional indication by making a license fee payment to BioSpecifics of $500. The option exercise fee for each additional medical indication is $500.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(8) Collaboration and License Agreements (Continued)

  (b) Actelion

        On February 22, 2012, the Company entered into a collaboration agreement (the "Actelion Agreement") with Actelion. Under the Actelion Agreement, the Company granted Actelion exclusive rights to develop and commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico (the "Actelion Territory") upon receipt of the applicable regulatory approvals. Actelion was also granted the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in the Actelion Territory during the term of the Actelion Agreement. Actelion will be primarily responsible for the applicable regulatory and commercialization activities for XIAFLEX in these countries. The Company will be responsible for all clinical and commercial drug manufacturing and supply. Actelion will be responsible for clinical development activities and associated costs corresponding to any additional trials required for the Actelion Territory.

        The Company received an up-front payment of $10,000 from Actelion upon contract signing. In July 2012, the Company was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada. As a result of this milestone, Actelion paid the Company $500. In addition to these payments, Actelion may also make up to $58,000 in potential payments, with $15,500 tied to regulatory, pricing, and reimbursement milestone payments and $42,500 tied to achievement of aggregate annual sales thresholds. Actelion will obtain the product exclusively from the Company at a supply price equal to the Company's prevailing manufacturing cost at the time of the applicable order, plus a specified, tiered mark-up, provided that Actelion's cost is subject to a specified cap. In addition, the Actelion Agreement provides for quarterly royalty payments based on tiered, double-digit percentages of the aggregate annual net sales of XIAFLEX in these countries. The royalty percentage tiers feature royalty percentages within the ranges of 15-25%, 20-30%, and 25-35%. The applicable royalty percentage increases upon the achievement of a specified threshold of aggregate annual net sales of XIAFLEX and decreases if a generic to XIAFLEX is marketed in these countries.

        Subject to each party's termination rights, the term of the Actelion Agreement extends on a product-by-product and country-by-country basis from the date of the Actelion Agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent or patent application controlled by the Company in such country, (ii) the 15th anniversary of the first commercial sale of the product in such country after receipt of required regulatory approvals, (iii) the achievement of a specified market share of generic versions of the product in such country or (iv) the loss of certain marketing rights or data exclusivity in such country.

        For accounting purposes, the Company has determined that the Actelion Agreement requires several deliverables, including development and commercialization rights, and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Actelion Agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Actelion, together with associated royalties on net sales of the product, will be recognized as revenue for the supply element when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements do not have stand-alone value to Actelion. The up-front payment and milestone payments received from Actelion and all

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(8) Collaboration and License Agreements (Continued)

potential future milestone payments are considered to relate to this one combined unit of accounting and will be amortized to revenue on a straight-line basis over the life of the Actelion Agreement, which is estimated to be 18 years. When milestones are earned, the Company will record as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date of the milestone. The resulting amortization of the payments received from Actelion included in Net revenues for the year ended December 31, 2012 was $486, respectively.

        The Company paid BioSpecifics $599 for its share of the up-front and milestone payments received from Actelion.

  (c) Asahi Kasei

        In March 2011, the Company entered into a development, commercialization and supply agreement with Asahi Kasei (the "Asahi Agreement"). Under the Asahi Agreement, the Company granted Asahi Kasei the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren's and Peyronie's in Japan. Asahi Kasei also was granted the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in Japan during the term of the Agreement. In addition to an up-front payment of $15,000 that the Company received in March 2011, Asahi Kasei may make up to $247,000 in potential payments, with $37,000 tied to development and regulatory milestones and $210,000 tied to in achievement of aggregate annual net sales thresholds. In addition, the Asahi Agreement provides for quarterly royalty payments based on tiered, double-digit percentages of the aggregate annual net sales of XIAFLEX in Japan. Subject to the requirement that Asahi Kasei make certain specified minimum royalty payments, the royalty percentage tiers feature royalty percentages within the ranges of 30-40% and 35-45%. The applicable royalty percentage increases from tier to tier upon the achievement of a specified threshold of aggregate annual net sales of XIAFLEX and decreases if a generic to XIAFLEX is marketed in Japan.

        Under the Asahi Agreement, Asahi Kasei will be responsible for the all clinical development, regulatory and commercialization activities for the Japanese market and the Company will be reimbursed for all costs it may incur in connection with these activities. The Company will be responsible for all clinical and commercial manufacturing and supply of XIAFLEX for the Japanese market. Subject to each party's termination rights, the term of the Asahi Agreement extends on a product-by-product basis from the date of the agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent, (ii) the 15th anniversary of the first commercial sale of the product, or (iii) the entry of a generic to XIAFLEX in the Japanese market.

        For accounting purposes, the Company has determined that the Asahi Agreement includes multiple deliverables, including development and commercialization rights and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Asahi Agreement meets the criteria for separation. Therefore, it is being treated as a single unit of accounting and, accordingly, the associated royalties on net sales of the product will be recognized as revenue when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements does not have stand-alone value to Asahi Kasei. The up-front payment received from Asahi Kasei and all potential future milestone payments are considered to relate to this one combined unit of accounting and will be amortized to revenue on a straight-line basis over the life of the Asahi Agreement, which is

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(8) Collaboration and License Agreements (Continued)

estimated to be 20 years. When future milestones are earned, the Company will record as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date the milestone. The resulting amortization of the up-front payment received from Asahi Kasei included in Net revenues for the year ended December 31, 2012 and 2011 was $750 and $563, respectively.

        The Company paid BioSpecifics $750 for its share of the up-front payment received from Asahi Kasei.

  (d) Pfizer

        In December 2008, the Company entered into a development, commercialization and supply agreement with Pfizer. Under the Pfizer Agreement, the Company granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAPEX (EU tradename for XIAFLEX) for the treatment of Peyronie's and Dupuytren's in the 27 member countries of the EU as it existed as of the effective date of the Pfizer Agreement (Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the U.K.), as well as Albania, Armenia, Azerbaijan, Belarus, Bosnia & Herzegovina, Croatia, Georgia, Iceland, Kazakhstan, Kirghiz Republic, Macedonia, Moldova, Montenegro, Norway, Serbia, Switzerland, Tajikistan, Turkey and Uzbekistan (the "Pfizer Territory"). As of December 31, 2012, Pfizer received marketing authorization by the European Commission on February 28, 2011 and XIAPEX is now available in Austria, Denmark, Finland, Norway, Spain, Switzerland, Sweden, and the UK.

        On November 6, 2012, the Company and Pfizer (together with the Company, the "Parties") entered into an amendment (the "Pfizer Amendment") to the Pfizer Agreement in which the Parties agreed to mutually terminate the Pfizer Agreement, effective April 23, 2013 (the Termination Date"). Prior to this date, the Parties will continue to perform all of their obligations as described in the Pfizer Agreement. After April 23, 2013, all rights held by Pfizer to commercialize XIAPEX and the responsibility for regulatory activities for XIAPEX in the aforementioned countries will revert, at no cost, to the Company. In addition, Pfizer will have the right to sell its remaining XIAPEX inventory for the six month period following the Termination Date so long as Pfizer continues to make the commercialization and royalty payments on such sales that were established pursuant to the Pfizer Agreement. As a result of the Pfizer Amendment, the Company recorded change in estimate to reflect the revised life of the Pfizer Agreement as described in Note 2 (e).

        Pfizer is required to obtain XIAPEX exclusively from the Company. The Company was primarily responsible for development activities prior to granting of product approval, and Pfizer has been primarily responsible for development activities in the Pfizer Territory since approval. The Company controls product development at all times outside of the Pfizer Territory. Pfizer is responsible for preparation of regulatory materials necessary for obtaining and maintaining regulatory approvals in the Pfizer Territory, and Pfizer is responsible for regulatory costs associated with product approval in the Pfizer Territory. Pfizer is solely responsible for commercializing XIAPEX in the Pfizer Territory during the term of the Pfizer Agreement and is solely responsible for costs associated with commercializing XIAPEX in the Pfizer Territory.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(8) Collaboration and License Agreements (Continued)

        For accounting purposes, the Company determined that the Pfizer Agreement includes multiple deliverables, including development and commercialization rights and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Pfizer Agreement meets the criteria for separation. Therefore, it is being treated as a single unit of accounting and, accordingly, the associated royalties on net sales of the product are being recognized as revenue when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements does not have stand-alone value to Pfizer. The up-front payment of $75,000 under the Pfizer Agreement, the milestones earned through December 31, 2012 which amounted to $60,000, and all potential future milestone payments, are considered to relate to this one combined unit of accounting and are being amortized to revenue on a straight-line basis over the life of the Pfizer agreement, which was estimated to be 20 years prior to the Pfizer Amendment. When milestones are earned, the Company records as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date the milestone. Pfizer remains obligated make up to $350,000 in potential future payments if certain specified additional regulatory and commercial milestones for XIAFLEX (on an indication-by-indication basis or for the product as a whole, as the case may be) are achieved prior to April 24, 2013. The Company is not expecting, however, that any additional milestone payments will be paid by Pfizer under the Pfizer Agreement prior to the mutual termination date of April 24, 2013.

        For purposes of recording deferred revenue, the up-front payment from Pfizer received in December 2008 was reduced by initial transaction costs of $3,656 and the milestone earned in April 2011 was reduced by certain development and regulatory costs of $3,909 that Pfizer was contractually allowed to recoup upon achievement of the milestone. The resulting amortization of the up-front and milestone payments received from Pfizer Agreement for the years ended December 31, 2012, 2011 and 2010 were as follows $98,380 (including the cumulative catch-up adjustment resulting from the Pfizer Amendment), $11,191 (including $4,810 of cumulative catch-up adjustments on milestone earned) and $4,356 , respectively.

        Through December 31, 2012, the Company has paid BioSpecifics a total of $11,475 for its share of the up-front and milestones payments received from Pfizer.

  (e) FCB

        In May 2000, Bentley Pharmaceuticals, Inc. ("Bentley") granted the Company an exclusive, worldwide, royalty-bearing license to make and sell products incorporating its patented transdermal gel formulation technology that contains testosterone (the "May 2000 License"). The Company produces Testim under the May 2000 License. The term of the May 2000 License is determined on a country-by-country basis and extends until the later of patent right expiration in a country or 10 years from the date of first commercial sale. Under this agreement, the Company was required to make up-front and milestone payments upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval. In June 2008, CPEX Pharmaceuticals, Inc. ("CPEX") was spun out of Bentley and became the assignee of certain Bentley assets, including the license agreement governing the May 2000 License and patents we licensed under that agreement. In April 2011, CPEX was acquired by FCB I Holdings Inc. ("FCB"), a newly formed company which is controlled by Footstar

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(8) Collaboration and License Agreements (Continued)

Corporation, and the licensed patents were assigned to FCB. The rights and obligations under the license agreement described above inure to FCB and continue to be effective, as will the Company's rights and obligations thereunder.

        Under the May 2000 License, the Company is obligated to make quarterly royalty payments to FCB based on tiered percentages of the annual net sales of Testim. For net sales of Testim in countries in which FCB holds an applicable enforceable patent, the royalty percentage is within the range of 5-15% for annual net sales per country in the U.S. and Canada and, in all other countries, is equal to a single digit percentage plus a portion of certain additional payments received by us for the sale of Testim. For net sales of Testim in countries in which FCB does not hold an applicable enforceable patent, the royalty percentage is a single digit percentage, the precise value of which is dependent upon whether FCB holds any applicable enforceable patents in other countries at the applicable time of sale.

        Each party may terminate the May 2000 License as a result of the other party's bankruptcy, provided that FCB may not so terminate the May 2000 License so long as it continues to receive royalty payments from us under the May 2000 License. The Company may terminate the May 2000 License as a result of FCB's breach or dissolution or cessation of operations. FCB may terminate the May 2000 License as a result of material non-payment by us that continues for thirty days after FCB provides notice of such non-payment.

  (f) Ferring

        In November 2008, the Company entered into a distribution and license agreement with Ferring. Pursuant to the agreement, the Company appointed Ferring as its exclusive distributor of Testim in certain European countries. The Company also granted Ferring an exclusive, royalty-bearing license to import, market, sell and distribute Testim in these countries. The exclusive appointment and license commenced on a country-by-country basis upon the transfer of the relevant marketing authorizations from Ipsen. Ferring is required to purchase all Testim supply from us and to make certain sales milestone and quarterly royalty payments. Such royalty payments are based on a single digit percentage of net sales of Testim on a country-by-country basis. The precise applicable royalty percentage is greater for net sales in countries where Testim is covered by an applicable valid patent. In addition, Ferring made to the Company up-front and milestone payments upon the transfer to it of the marketing authorizations in each European country within the territory which totaled $6,200, and may make up to an aggregate of $30,000 in additional milestone payments based on the initial achievement of specified increasing annual net sales milestones. The payments received from Ferring were deferred and are being recognized as revenue on a straight-line basis over the contract term which is estimated to be 120 months. When earned by the Company in future periods, additional milestone payments achieved will be amortized over the estimated life of the contract. The resulting amortization included in Net revenues for years ended December 31, 2012, 2011 and 2010 were $636, $636 and $613, respectively.

  (g) Paladin

        The Company entered into a license and distribution agreement with Paladin in December 2006. Under this agreement, Paladin was granted an exclusive license to use and sell Testim in Canada. The terms of this agreement require Paladin to purchase all Testim supply from the Company. Paladin has

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(8) Collaboration and License Agreements (Continued)

made payments amounting to $1,000 and may pay the Company up to an aggregate of $5,000 in additional milestone payments based on the initial achievement of specified increasing annual net sales milestones. In addition, under the Paladin Agreement, Paladin is obligated to make quarterly royalty payments to the Company on net sales in Canada in an amount equal to the royalty payments the Company is obligated to make to FCB under the terms of the May 2000 License. The payments received from Paladin are being recognized as revenue on a straight-line basis over the contract term which is estimated to be 192 months. When earned by the Company in future periods, additional milestone payments achieved will be amortized over the life of the contract. The resulting amortization included in Net revenues for years ended December 31, 2012, 2011 and 2010 amounted to $62, $177 and $31, respectively.

  (h) Co-promotion Agreement with GlaxoSmithKline LLC

        On May 18, 2012, the Company and GlaxoSmithKline LLC ("GSK") entered into a co-promotion agreement (the "GSK Agreement"). Under the GSK Agreement, the Company granted to GSK the exclusive right to co-promote the sale of Testim in the U.S. and its territories and possessions (the "GSK Territory"). Subject to certain rights of early termination, the GSK Agreement shall terminate on September 30, 2015. GSK began promoting Testim using a sizeable established field sales force in the U.S. in mid-July 2012.

        On a quarterly basis, the Company will pay GSK a promotional payment equal to 65% of incremental net sales above a baseline established under the GSK Agreement. If the GSK Agreement is not terminated prior to September 30, 2015, then, in addition to the promotional payments, the Company will, under certain circumstances, make post-expiration payments to GSK for up to the following two years. The Company's obligation to make post-expiration payments to GSK is significantly reduced or eliminated in the event of early termination of the GSK Agreement.

        The Company believes that the GSK Agreement will extend to its full term through September 30, 2015 and, in such case, it will be obligated to make post-expiration payments to GSK. Such post-expiration payments have been estimated and are being accrued in Selling, general and administrative expenses on a straight-line basis over the term of the GSK Agreement. The amount of this expense recorded during the year ended December 31, 2012 was $815.

        The Company will be responsible, at its sole cost and expense, for the manufacture, fill, finish, supply, testing, labeling, packaging, release, storage and delivery of Testim, and will use commercially reasonable efforts to manufacture or have manufactured and to supply or have supplied the quantities of Testim required to meet market demand in the GSK Territory during the term of the GSK Agreement. The Company will determine pricing for Testim and will record all sales of Testim. The Company will be responsible for paying the costs for the marketing of the Product (but not GSK's sales force costs), in accordance with annual marketing budgets agreed upon by the parties, with the parties splitting costs in excess of those budgets. Each party will bear the full cost of its respective sales force.

(9) Revolving Credit Agreement

        In August 2011, the $30,000 revolving credit agreement with Silicon Valley Bank (SVB) expired under its terms. Under this agreement, the Company had drawn a letter of credit for $1,900 which was

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Revolving Credit Agreement (Continued)

issued as a security deposit to the landlord of the Company's manufacturing facility in Horsham, Pennsylvania.

(10) Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2012	2011
Payroll and related expenses	$15,048	$15,662
Royalty expenses	10,949	9,599
Research and development expenses	2,972	2,594
Sales and marketing expenses	8,017	11,643
Rebates, discounts and returns accrual	38,066	31,994
Other	5,688	6,128

	$80,740	$77,620

(11) Commitments and Contingencies

  (a) Leases

        On January 1, 2013, the Company commenced the lease of a new corporate headquarters in Chesterbrook, Pennsylvania. The initial term of the lease is 132 months. The Company has an option to extend the lease term for two additional five-year periods at fair market rental value determined in accordance with the provisions of the lease. The lease provides, for the first year of the lease, the abatement of rent payments (subject to the Company's obligation to repay the unamortized portion of the abated amounts on terms specified in the lease in the event of early termination or an uncured default by the Company) and, thereafter, escalating minimum monthly rent payments. In addition to rent obligations, the Company will be responsible for certain costs and charges specified in the lease, including certain operating expenses, utility expenses, and maintenance and repair costs relating to the facility, taxes, and insurance. The Company, subject to certain limitations described in the lease, has the right of first offer commencing on and after January 1, 2016, to lease all or a part of the approximately 10,000 rentable square feet in a building adjacent to the leased facility. The landlord provided a tenant improvement allowance of $3,204 for improvements to the facility. The Company will record the cost of the improvements as a fixed asset and the allowance as a deferred rent credit.

        The Company also leases office space in Malvern, Pennsylvania (its previously headquarters) and its Horsham, Pennsylvania manufacturing facility under noncancellable operating leases that expire in 2013 and 2017, respectively. As a result of the decision to move to the new Chesterbrook headquarters facility, the Company accrued in 2012 an abandonment charge totaling $1,905, representing the remaining rent obligations under the Malvern lease and the advancement of amortization of the Malvern leasehold improvements. The lease agreement for the manufacturing facility in Horsham, Pennsylvania has an initial term ending January 1, 2017 and may be extended for two consecutive five-year periods. Supporting warehouse, laboratory and office space in Horsham are also leased under noncancellable operating leases that will expire in 2017 and 2022, respectively. These leases include

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Commitments and Contingencies (Continued)

periods of free rent and escalating minimum rent payments, and provide allowances to improve the leased facility and other lease incentives.

        The Company records rent expense for the minimum lease payments on a straight-line basis over the noncancellable lease term. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life of the improvements or the remaining life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The Company also leases office equipment and automobiles. Rent expense was $6,063, $4,924 and $4,845 for the years ended December 31, 2012, 2011, and 2010, respectively.

        As security deposits for the leases of the new corporate headquarters and the Horsham manufacturing facility, the Company maintains bank letters of credit in the amount of $456 and $1,900, respectively. These bank deposits are included in Other long-term assets at December 31, 2012.

        Future minimum lease payments under noncancellable operating leases for manufacturing facilities, office space, equipment and automobiles as of January 1, 2013, together with the obligations under the lease of new corporate headquarters, are as follows:

January 1, 2013 to December 31, 2013	$6,320
January 1, 2014 to December 31, 2014	$6,528
January 1, 2015 to December 31, 2015	$6,025
January 1, 2016 to December 31, 2016	$6,007
January 1, 2017 to December 31, 2017	$2,501
January 1, 2017 and thereafter	$14,965

  (b) Supply Agreements

  Testim

        The Company has a supply agreement for the production of Testim with DPT Laboratories, Ltd. ("DPT") which expires on December 31, 2015. Under the agreement, DPT is required to manufacture, and the Company is required to purchase, a specified percentage of the Company's annual requirements for Testim. The Company owns packaging equipment that is used by DPT in Testim production and was placed in service at the end of 2003. The equipment is being amortized over its expected future life. With the Company's consent, the packaging equipment may be used by DPT to produce products for other customers of DPT, provided DPT pays the Company a royalty and gives the Company manufacturing priority.

        The Company has qualified Contract Pharmaceuticals Limited Canada ("CPL") as a secondary supplier for Testim under a contract that expires on July 31, 2014.

  XIAFLEX

        On June 26, 2008, the Company entered into a supply agreement with Jubilant HollisterStier Laboratories LLC ("JHS"), pursuant to which JHS fills and lyophilizes the XIAFLEX bulk drug substance manufactured by the Company and produces sterile diluent. The agreement sets forth

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Commitments and Contingencies (Continued)

specifications, specific services, timelines, pricing, and responsibilities of the parties. It was effective for an initial term of three years and is automatically renewed thereafter for subsequent two year terms, unless or until either party provides notification prior to expiration of the then current term of the contract.

        The Company is required to purchase a specified percentage of its total forecasted volume of XIAFLEX from JHS each year. This purchase obligation is only relieved in the event that JHS is not able to supply XIAFLEX within the timeframe established under such forecasts. In the event the Company does not order forecasted batches, it is responsible for the aggregate amounts of components and raw materials purchased by JHS to manufacture XIAFLEX for the first twelve (12) months in each forecast, unless JHS is unable to supply XIAFLEX in a timely manner. The Supply Agreement provides for cross-indemnification of the parties with JHS's indemnification obligation to the Company for third party claims being limited to $5,000.

        The Company currently is the sole supplier of the active pharmaceutical ingredient for commercial supply of XIAFLEX, but it is currently in the process of qualifying a new secondary manufacturer for XIAFLEX.

  (c) Litigation

Upsher-Smith Litigations

  ANDA Litigations with Upsher-Smith

        The Company is currently engaged in separate litigations in Federal courts in Delaware and New Jersey with Upsher-Smith Laboratories, Inc. ("Upsher-Smith") regarding Upsher-Smith's attempts to bring a generic testosterone gel product to market via an Abbreviated New Drug Application ("ANDA") using Testim as its reference drug. The Company refers to the litigation in Delaware as the "Delaware Upsher-Smith ANDA Litigation", the litigation in New Jersey as the "New Jersey Upsher-Smith ANDA Litigation", and both of them collectively as the "Upsher-Smith ANDA Litigations". A discussion of the Upsher-Smith Litigations is set forth below.

  Delaware

        In October 2008, the Company and our licensor, FCB, received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the U.S Food and Drug Administration ("FDA") to market a generic version of Testim prior to the January 2025 expiration of the '968 Patent. Shortly after, the Company commenced the Delaware Upsher-Smith Litigation. The lawsuit was filed in the United States District Court for the District of Delaware. The Company and FCB are seeking a judgment (1) declaring that Upsher-Smith's act of filing the Abbreviated New Drug Application seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the '968 Patent is an act of infringement, (2) declaring that the making, using or selling of the product for which Upsher-Smith is seeking approval infringes the '968 Patent, (3) ordering that the effective date of the FDA's approval of the product not be until the expiration of the '968 Patent, (4) enjoining Upsher-Smith from making, using or selling the product for which it seeks approval until the expiration of the '968 Patent, and (5) awarding the Company and FCB their costs and expenses in the action. Upsher-Smith has alleged that its proposed generic version of Testim

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Commitments and Contingencies (Continued)

would not infringe the '968 Patent, and that the '968 Patent is invalid. Upsher-Smith's Paragraph IV certification notice states that Upsher-Smith does not believe that the testosterone gel product for which it is seeking approval infringes the '968 Patent and that it seeks to market its generic product before the expiration of the '968 Patent. The '968 Patent is listed in the Approved Drug Products with therapeutic Equivalence Evaluations (commonly known as the "Orange Book"), published by the FDA, and will expire in January 2025. The district court has issued a protective order prohibiting disclosure of confidential information relating to the litigation. On December 13, 2011, the district court issued an order administratively closing the case. This administrative closure has effectively stayed the case, but has not dismissed it. The 30-month stay under the Hatch-Waxman Act expired in April 2011. Although administratively closed in December 2011, the Delaware Upsher-Smith Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith's proposed testosterone product does not infringe the '968 Patent or that the '968 Patent is invalid and/or unenforceable. All discovery obligations of the parties continue to be in effect.

        In April 2012, the Company and FCB received a notice from Upsher-Smith in connection with its ANDA advising the Company and FCB of Upsher-Smith's Paragraph IV certification relating to the eight additional patents listed at that time in the Orange Book in addition to the '968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents and that those patents are invalid. A tenth U.S. patent issued to FCB on May 15, 2012 and was listed in the Orange Book.

  New Jersey

        The Company and FCB learned on September 11, 2012 that Upsher-Smith had filed on September 10, 2012 in the United States District Court for the District of New Jersey a complaint for declaratory judgment seeking a declaration of non-infringement and/or invalidity of FCB's U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029. All of the eight referenced patents cover our Testim® 1% testosterone gel, and the eight referenced patents are among the ten FCB patents covering Testim that are currently listed in the Orange Book. The referenced patents will expire between 2023 and 2025. The Company and FCB have filed a Motion to Dismiss this case or, alternatively, to transfer the case to Delaware.

  505(b)(2) NDA Litigation

        On or about December 28, 2012, the Company and FCB became aware of a notice from Upsher-Smith that advised the Company and FCB of Upsher-Smith's filing of a 505(b)(2) New Drug Application ("505(b)(2) NDA") containing a Paragraph IV certification under 21 U.S.C. Section 314.52(c) for testosterone gel (the "Upsher-Smith NDA"). This Paragraph IV certification notice refers to the ten U.S. patents, covering Testim® 1% testosterone gel, that are listed in the Orange Book. These ten patents are owned by FCB and will expire between 2023 and 2025. Upsher-Smith may seek to have any drug approved under the Upsher-Smith NDA as a generic version of Testim. On January 28, 2013, the Company and FCB filed a lawsuit in the United States District Court of Delaware against Upsher-Smith for infringement of FCB's ten patents listed in the Orange Book as covering Testim® 1% testosterone gel. These ten patents are owned by FCB, an indirect majority owned

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Commitments and Contingencies (Continued)

subsidiary of Xstelos Holdings, Inc. ("Xstelos"), and are exclusively licensed to us. Xstelos holds the assets of CPEX Pharmaceuticals, Inc., the predecessor owner of the patents.

        Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Upsher-Smith, final FDA approval of the Upsher-Smith NDA for its proposed generic version of Testim will be stayed until at least the earlier of 30 months from the date Upsher-Smith's notice letter was received (i.e., on or about June 28, 2015) or final resolution of the pending patent infringement lawsuit. Should Upsher-Smith receive tentative approval from the FDA for its generic version of Testim under the Upsher-Smith NDA before one of those events occurs, it would not be permitted to launch its generic product in the U.S. Upsher-Smith will also not be able to launch a generic version of Testim in the U.S. until it receives the necessary final approval of its 505(b)(2) NDA from the FDA.

Watson Litigation

  ANDA Litigation with Watson

        In May 2012, the Company and FCB filed a lawsuit against Watson Laboratories, Inc. (NV); Watson Pharmaceuticals, Inc.; and Watson Pharma, Inc. (collectively, "Watson") for infringement of FCB's ten patents listed in the Orange Book as covering Testim® 1% testosterone gel. The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012.

        The Company and FCB filed this lawsuit in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of ANDA No. 09-1073 for a generic 1% testosterone gel product. This letter also stated that ANDA No. 091073 contained Paragraph IV certifications, under 21 U.S.C. Section 355(j) of the Federal Food, Drug, and Cosmetic Act, with respect to the nine patents listed in the Orange Book on that date as covering Testim: U.S. Patent Nos. 7,320,968; 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029. On May 15, 2012, a new composition patent covering Testim issued (U.S. Patent No. 8,178,518). This patent is now also listed in the Orange Book and was included in the patent infringement lawsuit that the Company filed against Watson. In total, ten Testim patents are now listed in the Orange Book and are expected to expire on various dates ranging from April 2023 through January 2025. The Company and FCB remain committed to protecting our intellectual property rights, including our patent protection for Testim.

        Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit filed against Watson, final FDA approval of Watson's ANDA for its proposed generic version of Testim will be stayed until at least the earlier of 30 months from the date Watson's notice letter was received (i.e., October 13, 2014) or final resolution of the pending patent infringement lawsuit. Should Watson receive tentative approval from the FDA for its generic version of Testim before one of those events occurs, it would not be permitted to launch its generic product in the U.S. Watson will also not be able to launch a generic version of Testim in the U.S. until it receives the necessary final approval of its ANDA from the FDA.

Other Matters

        The Company is party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Commitments and Contingencies (Continued)

on the Company's financial position or the manner in which the Company conducts its business. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company's financial position, any such loss could have a material adverse effect on Company's results of operations or the manner in which the Company conducts its business in the period(s) during which the underlying matters are resolved.

(12) Income Taxes

        A reconciliation of the United States Federal statutory rate to the Company's effective tax rate is as follows.

	Years Ended December 31,
	2012	2011	2010
Federal income tax statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	1.21%	4.78%	-1.87%
Permanent Items	1.56%	-4.59%	-3.88%
Tax Credits	-4.28%	21.42%	34.55%
Other	-1.07%	-0.74%	0.03%
Valuation allowance	-31.42%	-54.87%	-62.83%

Effective income tax rate	0.0%	0.0%	0.0%

        The components of the net deferred tax assets (liabilities) are as follows:

	December 31,
	2012	2011
Gross deferred tax assets—
Net operating losses	$33,013	$56,676
Orphan Drug Credit	52,330	45,429
Research and development credit	1,103	1,103
Depreciation and amortization	523	0
Accruals and reserves	19,266	17,935
Deferred revenue	10,730	28,235
Stock compensation	22,234	20,008
Other temporary differences	1,034	686

	140,233	170,072
Gross deferred tax liabilities—Depreciation and amortization	0	(2,835)
Deferred tax assets valuation allowance	(140,233)	(167,237)

Net deferred tax asset	$0	$0

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(12) Income Taxes (Continued)

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences, representing net future deductible amounts, become deductible. Due to the Company's history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2012 and 2011. The decrease in valuation allowance at December 31, 2012 compared to the balance at December 31, 2011 related primarily to an increase in taxable income related to accelerated recognition of milestone payments for tax purposes and the recognition for book purposes of deferred revenue already recognized for tax purposes.

        At December 31, 2012, the Company had Federal tax return net operating loss carryforwards of approximately $126,296 which will expire in 2019 through 2030, if not utilized, and of which $42,030 is a result of windfall stock compensation deductions. The recorded deferred tax asset for net operating losses shown in the above table is net of these windfall stock compensation deductions which, when realized, will be recorded directly to Additional paid-in capital. The Federal Orphan Drug and research and development credits of $53,433 at December 31, 2012 shown in the above table will expire in 2020 through 2032, if not utilized.

        In addition, the Company had overall state tax return net operating loss carryforwards of approximately $137,717, of which $86,565 relate to Pennsylvania, which expires in 2013 through 2031 if not utilized, and which include windfall stock compensation deductions. Future utilization of Pennsylvania net operating loss carryforwards is limited to the greatest of 20% of Pennsylvania taxable income or $3,000 per year.

        The Tax Reform Act of 1986 (the "Act") provides for a limitation on the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company's ability to utilize these carryforwards. Generally, a change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company's ability to utilize its carryforwards from the tax periods prior to the ownership change. The Company has conducted a study to determine whether it has experienced any ownership changes, as defined by the Act. As a result of the study, the Company has concluded that it has undergone multiple ownership changes in previous years. Accordingly, the Company's ability to utilize the aforementioned carryforwards will be limited on an annual basis. The Company believes that such limitations may result in approximately $10,700 and $9,400 of Federal and state net operating loss carryforwards, respectively, expiring prior to utilization. Additionally, the Company believes $521 of its Federal research and development credits will be limited.

        The Company and its subsidiaries file income tax returns in the U.S., local tax jurisdictions in the U.S. and the U.K. Presently, the Company has not been contacted by the Internal Revenue Service or any state tax jurisdictions for examination of its income tax returns for open periods. As the Company has generated losses for each tax year since inception (except for 2009, 2011 and 2012), all of its prior tax years are open to examination.

        As of December 31, 2012, the total amount of gross unrecognized tax benefits was $3,443. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(12) Income Taxes (Continued)

December 31, 2012 is $0. Any increase or decrease to the gross unrecognized tax benefit would result in a corresponding increase or decrease to the valuation allowance against deferred tax assets.

        Unrecognized tax benefits for the three years ended December 31, 2012 were:

	Years Ended December 31,
	2012	2011	2010
Unrecognized Tax benefits beginning of year	$3,372	$3,196	$0
Gross change for current year positions	71	75	0
Increase for prior period positions	0	101	3,196
Decrease for prior period positions	0	0	0
Decrease due to settlements and payments	0	0	0
Decrease due to statute expirations	0	0	0

Unrecognized tax benefits end of year	$3,443	$3,372	$3,196

        The Company does not believe the total amount of unrecognized tax benefits will increase or decrease significantly over the next twelve months.

        In connection with the adoption of stock-based compensation guidance in 2006, the Company elected to follow the with-and-without approach to determine the sequence in which deductions and NOL carryforwards are utilized. Accordingly, no tax benefit related to stock options was recognized in any year as a result of the utilization of NOL carryforwards to offset any taxable income. The table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2012 and 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for book purposes. Additionally, paid in capital will be increased by approximately $14,600 if and when such deferred tax assets are ultimately realized.

(13) Common Stock and Redeemable Convertible Preferred Stock

  (a) Common Stock

        The Company is authorized to issue 120,000,000 shares of common stock, with a par value of $0.01 per share.

  (b) Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock is issued or outstanding.

(14) Employee Stock Benefit Plans

  (a) Employee Stock Purchase Plan

        Under the Company's 2006 Employee Stock Purchase Plan ("ESPP"), as approved by the stockholders of the Company, employees may purchase shares of the Company's common stock at a 15% discount through payroll deductions. In June 2010, the stockholders authorized the increase of shares authorized for issuance under ESPP by 500,000 shares from 300,000 shares to 800,000 shares.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(14) Employee Stock Benefit Plans (Continued)

Employees may contribute up to 10% of their compensation to the ESPP. The purchase price is 85% of the fair value per share of common stock on the date the purchase period begins or the date on which the purchase period ends, whichever is lower. The ESPP restricts the maximum number of shares that an employee may purchase to 15,000 shares during each semi-annual purchase period and to $25,000 worth of common stock during each year. In June 2010, December 2010, June 2011, January 2012, June 2012 and December 2012, employees purchased 54,210, 44,698, 55,292, 47,210, 55,015 and 51,035 shares of common stock at a price of $19.9750, $17.9350, $16.66, $16.8215, $16.8300 and $15.7585 per share, respectively. As of December 31, 2012, there were 277,908 shares available for future grant under the ESPP.

  (b) Stock Options and Stock Awards

        Under the Company's 2004 Equity Compensation Plan, amended and restated December 1, 2009, (the "2004 Plan"), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and service providers. In June 2012, the stockholders approved the increase of shares authorized for issuance under the 2004 Plan to 15,800,000. The Compensation Committee of the Board of Directors (the "Compensation Committee") administers the 2004 Plan and has delegated to each of the Company's Chief Executive Officer and Chief Financial Officer the authority to grant stock options to newly hired employees and promoted employees below the Vice President level within specified parameters. The members of the Board of Directors may annually elect to receive all, or a designated portion, of their fees in the form of common stock instead of cash. The shares issued pursuant to such elections by Board members are issued under the 2004 Plan. During the years ended December 31, 2012, 2011 and 2010, such issuances amounted to 4,956, 7,205, and 5,868 shares having an aggregate fair value of $106, $134 and $143, respectively, on the dates of issuance. Otherwise, the Company has, to date, granted only nonqualified stock options and restricted stock awards under the 2004 Plan. Stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, and generally have a ten-year contractual term and vest no later than four years from the date of grant (with some providing for automatic vesting upon a change of control of the Company). The Company issues new shares of common stock upon exercise of stock options. At December 31, 2012, there were 4,474,750 shares available for future grants under the 2004 Plan.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(14) Employee Stock Benefit Plans (Continued)

  (c) General Stock Option Information

        The following tables summarize stock option activity for the three years ended December 31, 2012:

	Years Ended December 31,
	2012	2011	2010
Options outstanding:
Outstanding at beginning of period	7,262,718	6,136,249	5,359,110
Granted	1,829,884	2,157,689	1,843,609
Exercised	(960,864)	(270,453)	(414,316)
Cancelled	(1,505,562)	(760,767)	(652,154)

Outstanding at end of period	6,626,176	7,262,718	6,136,249

Exercisable at end of period	3,258,010	3,873,844	2,930,866

Weighted average exercise prices:
Outstanding at beginning of period	$22.53	$23.46	$21.16
Granted	20.07	20.07	29.34
Exercised	10.93	10.76	11.04
Cancelled	27.10	27.18	29.16
Outstanding at end of period	22.50	22.53	23.46
Exercisable at end of period	23.42	21.34	17.88

        During the year ended December 31, 2012, the Company granted standard non-qualified stock options to employees and directors to purchase shares of the Company's common stock pursuant to the 2004 Plan. The options expire ten years from date of grant and their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted. The standard non-qualified stock options granted to employees vest no later than four years from the grant date, assuming continued employment of the grantee.

        Of the options cancelled during 2012, 680,193 represented unvested options forfeited with an average exercise price of $23.03 and 825,369 represented vested options cancelled with a weighted average exercise price of $30.46. The aggregate intrinsic value of options outstanding and of exercisable options as of December 31, 2012 was $7,627 and $6,708, respectively. These aggregate intrinsic values represent the total pretax intrinsic value, based on the Company's stock closing price of $18.54 as of December 31, 2012, that would have been received by the option holders had all option holders exercised their options as of that date.

        The total intrinsic value of options exercised in 2012, 2011 and 2010 was $9,287, $2,368 and $8,096, respectively. As of December 31, 2012, the weighted average remaining contractual life of outstanding options and of exercisable options was 7.23 and 5.83 years, respectively.

        The total number of in-the-money options exercisable as of December 31, 2012 was 966,730.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(14) Employee Stock Benefit Plans (Continued)

  (d) Stock Award Information

        During 2012, the Company granted a total of 148,600 performance-based restricted stock unit awards to certain officers. The amount of restricted stock ultimately earned (subject to vesting) was based upon attainment of two performance goals, weighted as follows: 60% weighting on attaining a specified level of U.S. net sales of XIAFLEX in the year ending December 31, 2012 and 40% weighting based upon the date of filing of the supplemental Biologic License Application for XIAFLEX for Peyronie's disease. Upon ultimate vesting, each restricted share unit is converted into one share of the common stock of the Company. The number of restricted stock units earned amounted to 50,420 that vested 33% on February 7, 2013 with an equal amount vesting on the first anniversary and the remainder of the units vesting on the second anniversary of this date . The remainder of the original awards has been cancelled.

        In addition, during 2011 the Company granted 73,453 restricted share units to certain employees. Of these restricted share units, 1,750 units vested immediately upon issuance, another 1,750 vest upon the one year anniversary of the grant date, and the remainder vest ratably over four years at one year intervals from the grant date, assuming continued employment of the grantee. Upon vesting, each restricted share unit is converted into one share of the common stock of the Company. Through December 31, 2012, 15,295 of these restricted share units have been cancelled.

  (e) Restricted Stock Information

        The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted common stock activity for the three years ended December 31, 2012:

	Years Ended December 31,
	2012	2011	2010
Nonvested shares:
At beginning of period	13,752	50,828	168,500
Granted	43,700	0	10,000
Vested	(8,752)	(33,950)	(106,666)
Cancelled	0	(3,126)	(21,006)

At end of period	48,700	13,752	50,828

Weighted average grant date fair value:
At beginning of period	$27.08	$26.21	$17.87
Granted	23.76	0	25.90
Vested	27.76	25.91	12.56
Cancelled	0.00	28.50	28.50
At end of period	23.76	27.08	26.21

  (f) Valuation and Expense Information

        Total stock-based compensation expense recorded for the year ended December 31, 2012, 2011 and 2010 amounted to $15,007, $17,278 and $17,962 (including the expense resulting from the stock award

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(14) Employee Stock Benefit Plans (Continued)

modification discussed below), respectively. Stock-based compensation costs capitalized as part of inventory amounted to $4,866 and $3,593 at December 31, 2012 and 2011, respectively.

        During 2010, the Compensation Committee modified the agreement for existing and future stock option awards to the members of the Board of Directors of the Company. The revised agreement provides that a director who retires in good standing with at least three years of service will have the remaining life of vested options at date of retirement to exercise such vested options. The previous agreement provided a two year post-retirement exercise period for exercise of vested stock options for a director who retires in good standing with at least five years of service. The 2010 compensation expense associated with this modification amounted to $1,163 and is included in total stock-based compensation expense of $17,962 recorded in 2010.

        The Company measures the cost of share-based compensation awards at fair value on the date of grant using the Black-Scholes model and applying the assumptions in the following table. For awards granted during the years ended December 31, 2012 and 2011, the expected volatility is based on the historical volatility of the Company. For awards granted during 2010, the expected volatility is based on the blended historical volatility of the Company and the historical volatility of peer group companies. The Company uses the simplified calculation of expected option life prescribed in the guidance issued by the Securities and Exchange Commission because the Company's history is inadequate to determine a reasonable estimate of the option life. The dividend yield is determined based on the Company's history to date and management's estimate of dividends over the option life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant.

	Years Ended December 31,
	2012	2011	2010
Weighted average assumptions:
Expected life of options (in years)	6.26	6.28	6.20
Risk-free interest rate	1.05%	2.00%	2.62%
Expected volatility	50.66%	50.68%	50.08%
Expected dividend yield	0.00%	0.00%	0.00%

        The weighted-average grant date fair value of the options issued in 2012, 2011 and 2010 was $9.85, $10.20 and $14.95, respectively. As of December 31, 2012, there was approximately $25,434 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.54 years. Future grants will add to this total, whereas future amortization and the vesting of existing grants will reduce this total.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(15) Unaudited Quarterly Financial Information:

	2012
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$73,606	$78,171	$71,043	$172,461
Cost of goods sold*	16,602	17,804	15,849	28,081
Research and development expenses*	11,993	10,186	10,591	13,161
Selling, general and administrative expenses*	46,946	42,585	55,344	40,660
Income (loss) from operations	(1,935)	7,596	(10,741)	90,509
Net income (loss)	(1,748)	7,724	(10,488)	90,456
Net income (loss) per common share(1):
Basic	(0.04)	0.16	(0.21)	1.84
Diluted	(0.04)	0.16	(0.21)	1.83
Shares used to compute net income (loss) per common share:
Basic	48,250,572	48,575,418	49,078,321	49,168,676
Diluted	48,250,572	49,172,212	49,078,321	49,543,039

*
includes the following amounts of stock-based compensation expense:

Cost of goods sold	$20	$14	$15	$27
Research and development	607	767	836	874
Selling, general and administrative	3,051	3,174	2,989	2,994

	2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$58,369	$65,937	$66,731	$73,278
Cost of goods sold*	11,252	14,379	13,527	16,503
Research and development expenses*	15,754	13,315	14,161	18,718
Selling, general and administrative expenses*	43,159	43,368	43,262	50,099
Loss from operations	(11,796)	(5,125)	(4,219)	(12,042)
Net loss	(11,846)	(5,149)	(4,058)	(11,864)
Basic and dilued net loss per common share(1)	(0.25)	(0.11)	(0.08)	(0.25)
Weighted average basic and diluted common shares outsanding	47,765,384	47,830,131	47,933,447	47,999,462

*
includes the following amounts of stock-based compensation expense:

Cost of goods sold	$13	$14	$15	$23
Research and development	803	767	836	778
Selling, general and administrative	3,528	3,174	2,989	4,338

(1)
The sum of the quarterly loss per share amounts may differ from the full year amount due to changes in the number of shares outstanding during the year.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(16) Subsequent event

        In January 2013, the Company issued $350,000 aggregate principal amount of 1.50% Convertible Senior Notes due 2018 (the "2018 Convertible Notes") in a public offering. The net proceeds from the offering were approximately $338,700 after deducting underwriters' discounts and commissions and estimated offering expenses. The Company used approximately $28,500 of the net proceeds from the offering to pay the cost of note hedge transactions with one or more of the underwriters of the 2018 Convertible Notes or their respective affiliates and other financial institutions. The note hedge transactions are expected generally to reduce the potential dilution to the Company's common stock and/or offset potential cash payments in excess of the principal amount upon any conversion of 2018 Convertible Notes in the event that the market value per share of the Company's common stock, as measured under the terms of the note hedge transactions, is greater than the strike price of the note hedge transactions (which corresponds to the initial conversion price of the 2018 Convertible Notes and is subject to certain adjustments substantially similar to those contained in the 2018 Convertible Notes). In addition, in order to partially offset the cost of the note hedge transactions, the Company issued warrants to purchase 14,481,950 shares of its common stock at a strike price of $27.36 per share to the hedge counterparties at a higher strike price. The warrants would separately have a dilutive effect to the extent that the market value per share of the Company's common stock exceeds the applicable strike price of the warrants.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have concluded, based on their respective evaluations as of the end of the period covered by this Report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report are effective to provide reasonable assurance that the information required to be disclosed in the reports we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. A controls system cannot provide absolute assurances, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during our quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

 PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated herein by reference to the sections captioned "Election of Directors," "Executive Officers," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

        We have adopted a Code of Conduct that applies to all of our directors, officers and employees. Our Code of Conduct contains provisions that satisfy the standards for a "code of ethics" set forth in Item 406 of Regulation S-K of the rules and regulations of the Securities and Exchange Commission. Our Code of Conduct also contains a special Code of Ethics that is applicable to our Chief Executive Officer and our senior financial officers. Our Code of Conduct is available under the heading "For Investors—Corporate Governance" on our Internet Web site, the address of which is www.auxilium.com. The information contained on our Internet Web site is not incorporated by reference into this Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

        To the extent that we amend any provision of our Code of Conduct or grant a waiver from any provision of our Code of Conduct that is applicable to any of our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we intend to satisfy our disclosure obligations under applicable SEC rules by posting such information on our Internet Web site under the heading "For Investors—Corporate Governance."

ITEM 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to the section captioned "Executive Compensation" in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Party Transactions" in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference to the section captioned "Ratification of Selection of Independent Registered Public Accounting Firm" in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Report:

  (1)
  Consolidated Financial Statements

      See Index to Consolidated Financial Statements on page 100.

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

AUXILIUM PHARMACEUTICALS, INC.
Date: February 26, 2013	By:	/s/ ADRIAN ADAMS Adrian Adams Chief Executive Officer and President

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

Signature	Title	Date

/s/ ADRIAN ADAMS Adrian Adams	Chief Executive Officer and President (Principal Executive Officer) and Director	February 26, 2013
/s/ JAMES E. FICKENSCHER James E. Fickenscher	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013
/s/ ROLF A. CLASSON Rolf A. Classon	Chairman	February 26, 2013
/s/ PETER BRANDT Peter Brandt	Director	February 26, 2013
/s/ OLIVER S. FETZER Oliver Fetzer	Director	February 26, 2013

Signature	Title	Date

/s/ PAUL A. FRIEDMAN Paul A. Friedman	Director	February 26, 2013
/s/ NANCY S. LURKER Nancy S. Lurker	Director	February 26, 2013
/s/ WILLIAM T. MCKEE William T. McKee	Director	February 26, 2013

EXHIBIT INDEX

Exhibit No.		Description
3.1		Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2		Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein) as amended on June 21, 2012 (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

4.1		Indenture by and between Auxilium Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, dated January 30, 2013 (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed January 31, 2013, File No. 000-50855, and incorporated by reference herein).

4.2		First Supplemental Indenture by and between Auxilium Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, dated January 30, 2013 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed January 31, 2013, File No. 000-50855, and incorporated by reference herein).

4.3		Form of Convertible Note (included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed January 31, 2013, File No. 000-50855, and incorporated by reference herein).

10.1	#	License Agreement, dated May 31, 2000, as amended, between Bentley Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2009, File No. 000-50855, and incorporated by reference herein).

10.2	#	Second Amended and Restated Development and License Agreement, dated August 31, 2011, by and between BioSpecifics Technologies Corp. and the Registrant (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 1, 2011, File No. 000-50855, and incorporated by reference herein).

10.3	#	Settlement Agreement, dated as of August 31, 2011, by and between the Registrant and BioSpecifics Technologies Corp. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 1, 2011, File No. 000-50855, and incorporated by reference herein).

10.4	#	Manufacturing Agreement, dated January 19, 2011, between the Registrant and DPT Laboratories, Ltd. (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011, File No. 000-50855, and incorporated by reference herein).

10.5		Agreement of Lease, dated December 31, 2004, between Liberty Property Limited Partnership, as landlord, and Auxilium Pharmaceuticals, Inc., as tenant, as amended by the First Amendment to Agreement of Lease, dated as of June 1, 2006, by and between Auxilium Pharmaceuticals, Inc. and Liberty Property Limited Partnership and the Second Amendment to Agreement of Lease, dated February 22, 2008, between Auxilium Pharmaceuticals, Inc. and Liberty Property Limited Partnership (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 28, 2008, File No. 000-50855, and incorporated by reference herein).

Exhibit No.		Description
10.6		Agreement of Lease, dated July 16, 2012, between Chesterbrook Partners, LP, as landlord, and Auxilium Pharmaceuticals, Inc., as tenant (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

10.7	#	Supply Agreement, dated June 26, 2008, between the Registrant and Hollister-Stier Laboratories LLC (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-50855, and incorporated by reference herein).

10.8		First Amendment to Lease Agreement, dated September 29, 2008, by and between the Registrant and ARE-PA Region No. 6, LLC (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2008, File No. 000-50855, and incorporated by reference herein).

10.9	#	Development, Commercialization and Supply Agreement dated December 17, 2008, by and among, the Registrant, Auxilium International Holdings, Inc. and Pfizer, Inc. (filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50855, and incorporated by reference herein).

10.10	#	Amendment No. 1, dated November 6, 2012, to the Development, Commercialization and Supply Agreement dated December 17, 2008, by and among, the Registrant, Auxilium International Holdings, Inc. and Pfizer, Inc. (filed as Exhibit 10.1to the Registrant's Current Report on Form 8-K filed on November 7, 2012, File No. 000-50855, and incorporated by reference herein).

10.11	#	Development, Commercialization and Supply Agreement, dated March 22, 2011, by and among the Registrant, Auxilium International Holdings, Inc. and Asahi Kasei Pharma Corporation (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 10, 2011, File No. 000-50855, and incorporated by reference herein).

10.12	#	Collaboration Agreement, dated February 22, 2012, by and among the Registrant, Auxilium International Holdings, Inc. and Actelion Pharmaceuticals, Ltd. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 10, 2012, File No. 000-50855, and incorporated by reference herein).

10.13	#	Co-Promotion Agreement, dated May 18, 2012, by and between the Registrant and GlaxoSmithKline LLC (filed as Exhibit 10.4 to the Registrant's Amended Quarterly Report on Form 10-Q/A filed November 2, 2012, File No. 000-50855, and incorporated by reference herein).

10.14		Call Option Confirmation, dated January 24, 2013, between Goldman, Sachs & Co. and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.15		Call Option Confirmation, dated January 24, 2013, between JPMorgan Chase Bank, National Association and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.16		Call Option Confirmation, dated January 24, 2013, between Royal Bank of Canada by its agent RBC Capital Markets, LLC and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

Exhibit No.	Description
10.17	Call Option Confirmation, dated January 24, 2013, between Deutsche Bank AG, London Branch and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.18	Warrant Confirmation, dated January 24, 2013, between Goldman, Sachs & Co. and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.19	Warrant Confirmation, dated January 24, 2013, between JPMorgan Chase Bank, National Association and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.20	Warrant Confirmation, dated January 24, 2013, between Royal Bank of Canada by its agent RBC Capital Markets, LLC and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.21	Warrant Confirmation, dated January 24, 2013, Deutsche Bank AG, London Branch and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.22	Call Option Confirmation, dated January 25, 2013, between Goldman, Sachs & Co. and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.23	Call Option Confirmation, dated January 25, 2013, between JPMorgan Chase Bank, National Association and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.24	Call Option Confirmation, dated January 25, 2013, between Royal Bank of Canada by its agent RBC Capital Markets, LLC and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.25	Call Option Confirmation, dated January 25, 2013, between Deutsche Bank AG, London Branch and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.26	Warrant Confirmation, dated January 25, 2013, between Goldman, Sachs & Co. and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.27	Warrant Confirmation, dated January 25, 2013, between JPMorgan Chase Bank, National Association and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.14 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

Exhibit No.		Description
10.28		Warrant Confirmation, dated January 25, 2013, between Royal Bank of Canada by its agent RBC Capital Markets, LLC and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.29		Warrant Confirmation, dated January 25, 2013, Deutsche Bank AG, London Branch and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.16 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.30	*	Registrant's 2004 Equity Compensation Plan, amended and restated effective as of June 21, 2012 (filed as Appendix A to the Registrant's Definitive Proxy Statement, dated April 27, 2012, for its 2012 Annual Meeting of Stockholders, and incorporated by reference herein).

10.31	*	Form of Restricted Stock Grant Agreement for awards to Non-Employee Directors under the Registrant's 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

10.32	*†	Form of Restricted Stock Grant Agreement for awards to Executive Officers under the Registrant's 2004 Equity Compensation Plan, as amended.

10.33	*	Form of Restricted Stock Unit Grant Agreement with time-based vesting for employee awards under the Registrant's 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011, File No. 000-50855, and incorporated by reference herein).

10.34	*†	Form of Restricted Stock Unit Grant Agreement with performance-based vesting for executives under the Registrant's 2004 Equity Compensation Plan, as amended.

10.35	*	Form of Nonqualified Stock Option Agreement for awards under the Registrant's 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.36	*	Form of Nonqualified Stock Option Agreement for awards under the Registrant's 2004 Equity Compensation Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.37	*	Form of Nonqualified Stock Option Agreement for awards to Non-Employee Directors under the Registrant's 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2010, File No. 000-50855, and incorporated by reference herein).

10.38	*	Form No. 1 of Nonqualified Stock Option Agreement for awards to Executive Officers under the Registrant's 2004 Equity Compensation Plan, as amended (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2009, File No. 000-50855, and incorporated by reference herein).

10.39	*†	Form No. 2 of Nonqualified Stock Option Agreement for awards to Executive Officers under the Registrant's 2004 Equity Compensation Plan, as amended.

10.40	*	Form of Incentive Stock Option Agreement for awards under the Registrant's 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

Exhibit No.		Description

10.41	*	Form of Incentive Stock Option Agreement for awards under the Registrant's 2004 Equity Compensation Plan (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.42	*	Employment Agreement, dated December 7, 2011, by and between the Registrant and Adrian Adams (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on February 29, 2012, File No. 000-50855, and incorporated by reference herein).

10.43	*	Employment Agreement, dated February 3, 2012, by and between the Registrant and Andrew I. Koven (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed on February 29, 2012, File No. 000-50855, and incorporated by reference herein).

10.44	*	Amended and Restated Employment Agreement, dated July 19, 2012, by and between the Registrant and Mark A. Glickman (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

10.45	*	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and James E. Fickenscher (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50855, and incorporated by reference herein).

10.46	*	Employment Agreement, dated November 1, 2011, by and between the Registrant and Jennifer L. Armstrong (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2011, File No. 000-50855, and incorporated by reference herein).

10.47	*	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and Benjamin J. Del Tito, Jr., Ph.D. (filed as Exhibit 10.32 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-50855, and incorporated by reference herein).

10.48		Employment Agreement, dated April 19, 2012, by and between the Registrant and Elizabeth Varki Jobes (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 10, 2012, File No. 000-50855, and incorporated by reference herein).

10.49	*	Employment Agreement, dated August 8, 2011, by and between the Registrant and James P. Tursi, M.D. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 9, 2011, File 000-50855, and incorporated by reference herein).

10.50	*	Amended and Restated Employment Agreement, dated December 23, 2010, by and between the Registrant and Alan Wills (filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, File 000-50855, and incorporated by reference herein).

10.51	*	Separation of Employment Agreement and General Release, dated February 15, 2012, by and between Registrant and Jennifer Evans Stacey (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 17, 2012, File No. 000-50855, and incorporated by reference herein).

10.52	*	Separation of Employment Agreement and General Release, dated February 16, 2012, by and between Registrant and Edward J. Arcuri, Ph.D. (filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed on February 29, 2012, File No. 000-50855, and incorporated by reference herein).

Exhibit No.		Description
10.53	*	Separation of Employment Agreement and General Release, dated February 14, 2012, by and between Registrant and Edward F. Kessig (filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on February 29, 2012, File No. 000-50855, and incorporated by reference herein).

10.54	*	Board Compensation Program, amended and restated effective as of June 21, 2012 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

10.55	*	Registrant's 2006 Employee Stock Purchase Plan, Amended and Restated, Effective as of April 18, 2010 (filed as Exhibit A to the Registrant's Definitive Proxy Statement, dated April 30, 2010, for its 2010 Annual Meeting of Stockholders, and incorporated by reference herein).

21		Subsidiaries of Registrant (filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

23	†	Consent of PricewaterhouseCoopers LLP.

24	†	Power of Attorney (included on signature page).

31.1	†	Certification of Adrian Adams, the Registrant's Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	†	Certification of James E. Fickenscher, the Registrant's Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	†	Certification of Adrian Adams, the Registrant's Principal Executive Officer, and James E. Fickenscher, the Registrant's Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350).

101.INS	§	XBRL Instance Document

101.SCH	§	XBRL Taxonomy Extension Schema Document

101.CAL	§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	§	XBRL Taxonomy Extension Definition Linkbase Document

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