Form 10-Q
period 2013-03-31
AUXILIUM PHARMACEUTICALS INC
filed 2013-04-30
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number: 000-50855

Auxilium Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3016883
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

640 Lee Road, Chesterbrook, PA  19087

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

As of April 25, 2013, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 49,306,028.

AUXILIUM PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$335,592	$35,857
Short-term investments	132,220	121,573
Accounts receivable, trade, net	47,758	55,859
Accounts receivable, other	2,298	1,685
Inventories, current	24,459	22,134
Prepaid expenses and other current assets	3,910	3,762
Total current assets	546,237	240,870
Inventories, non-current	48,566	49,697
Property and equipment, net	33,734	29,220
Long-term investments	0	1,442
Other assets	14,071	6,163
Total assets	$642,608	$327,392

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,311	$3,565
Accrued expenses	83,404	80,740
Deferred revenue, current portion	4,483	11,835
Deferred rent, current portion	2,176	936
Total current liabilities	93,374	97,076
Senior Convertible Notes	285,392	0
Deferred revenue, long-term portion	25,780	26,288
Deferred rent, long-term portion	6,104	4,140
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 49,449,438 and 49,419,104 shares at March 31, 2013 and December 31, 2012, respectively	494	494
Additional paid-in capital	565,449	525,354
Accumulated deficit	(330,275)	(322,115)
Treasury stock at cost: 143,410 and 136,405 shares at March 31, 2013 and December 31, 2012, respectively	(3,462)	(3,337)
Accumulated other comprehensive loss	(248)	(508)
Total stockholders’ equity	231,958	199,888
Total liabilities and stockholders’ equity	$642,608	$327,392

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenues	$66,172	$73,606
Operating expenses*:
Cost of goods sold	15,089	16,602
Research and development	11,858	11,993
Selling, general and administrative	44,310	46,946
Total operating expenses	71,257	75,541
Loss from operations	(5,085)	(1,935)
Investment income (loss), net	(71)	187
Interest expense	(3,004)	0
Net loss	$(8,160)	$(1,748)
Basic and diluted net loss per common share	$(0.17)	$(0.04)
Weighted average common shares outstanding	49,247,332	48,250,572

*includes the following amounts of stock-based compensation expense:
Cost of goods sold	$30	$20
Research and development	698	607
Selling, general and administrative	3,031	3,051

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(8,160)	$(1,748)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	292	(78)
Foreign currency translation adjustment	(32)	—
Total	260	(78)
Comprehensive loss	$(7,900)	$(1,826)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,160)	$(1,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,759	3,678
Amortization of debt discount and issuance expenses	2,129	0
Depreciation and amortization	2,846	2,307
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, trade and other	7,487	(2,489)
Decrease (increase) in inventories	(733)	611
Increase in prepaid expenses and other assets	(34)	(638)
Increase (decrease) in accounts payable and accrued expenses	2,429	(1,198)
Increase (decrease) in deferred revenue	(7,860)	7,999
Increase (decrease) in deferred rent	3,204	(284)
Net cash provided by operating activities	5,067	8,238

Cash flows from investing activities:
Purchases of short-term investments	(51,107)	(41,384)
Purchases of property and equipment	(6,680)	(1,439)
Redemptions of short-term investments	40,594	50,553
Sales and redemptions of long-term investments	1,600	100
Net cash provided by (used in) investing activities	(15,593)	7,830

Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	338,921	0
Purchase of convertible note hedge	(70,000)	0
Proceeds from sale of warrants	41,475	0
Proceeds from exercise of common stock options	22	1,201
Employee Stock Purchase Plan purchases	0	795
Purchases of treasury stock	(125)	(77)
Proceeds from Board of Directors stock purchases	17	39
Net cash provided by financing activities	310,310	1,958
Effect of exchange rate changes on cash	(49)	14
Increase in cash and cash equivalents	299,735	18,040
Cash and cash equivalents, beginning of period	35,857	37,535
Cash and cash equivalents, end of period	$335,592	$55,575

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2013

(In thousands, except share amounts)

(Unaudited)

							Accumulated
			Additional				other
	Common stock		paid-in	Accumulated	Treasury Stock		comprehensive
	Shares	Amount	capital	deficit	Shares	Cost	loss	Total
Balance, January 1, 2013	49,419,104	$494	$525,354	$(322,115)	136,405	$(3,337)	$(508)	$199,888
Equity component of Senior Convertible Notes	0	0	64,361	0	0	0	0	64,361
Convertible Note Hedge	0	0	(70,000)	0	0	0	0	(70,000)
Sale of warrants	0	0	41,475	0	0	0	0	41,475
Exercise of common stock options	1,250	0	22	0	0	0	0	22
Stock-based compensation	28,110	0	4,220	0	0	0	0	4,220
Proceeds from Board of Directors stock purchases	974	0	17	0	0	0	0	17
Treasury stock acquisition	0	0	0	0	7,005	(125)	0	(125)
Comprehensive income							260
Net loss	0	0	0	(8,160)	0	0	0	(8,160)
Balance, March 31, 2013	49,449,438	$494	$565,449	$(330,275)	143,410	$(3,462)	$(248)	$231,958

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

March 31, 2013

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)         Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to the Quarterly Report on Form 10-Q.  Certain disclosures required for complete annual financial statements are not included herein.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The information at March 31, 2013 and for the respective three-month periods ended March 31, 2013 and 2012 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein.  The December 31, 2012 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2012 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b)         Net Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period reduced, where applicable, for unvested outstanding restricted shares.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(8,160)	$(1,748)

Denominator:
Weighted-average common shares outstanding	49,295,399	48,263,110
Weighted-average unvested restricted common shares subject to forfeiture	(48,067)	(12,538)

Shares used in calculating net loss per common share	49,247,332	48,250,572

Basic and diluted net loss per common share	$(0.17)	$(0.04)

Diluted net loss per common share is computed giving effect to all potentially dilutive securities. The potentially dilutive shares include outstanding stock options, performance-based restricted stock units, restricted stock units, restricted stock and warrants, and incremental shares issuable upon conversion of 1.5% Convertible Senior Notes due 2018 (“2018 Convertible Notes”) (See Note 6, Senior Convertible Notes). Diluted net loss per common share for all periods presented is the same as basic net loss per common share because the potential common stock is anti-dilutive. Anti-dilutive common shares not included in diluted net loss per common share are summarized as follows:

	March 31,
	2013	2012
Common stock options	7,378,730	8,091,681
Restricted common stock	47,700	10,500
Restricted stock units	341,701	45,191
Performance-based restricted stock units	140,550	148,600
Warrants	14,481,950	0
	22,390,631	8,295,972

It is the current intent and policy of the Company to settle conversions of the 2018 Convertible Notes through combination settlement, which involves repayment of  the principal amount in cash and any excess of the conversion value over the principle amount (the “conversion spread”) in shares of common stock. Therefore, only the impact of the conversion spread will be included in total dilutive weighted average shares outstanding using the treasury stock method.  As such, the 2018 Convertible Notes will have no impact on diluted per share results until the price of the Company’s common stock exceeds the conversion price.

The call options to purchase the Company’s common stock, which were purchased to hedge against potential dilution upon conversion of the 2018 Convertible Notes (See Note 6, Senior Convertible Notes for discussion), are not considered in calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive. Upon exercise, the call options will mitigate the dilutive effect of the 2018 Convertible Notes.

The warrants outstanding will not be considered in calculating the total dilutive weighted average shares outstanding until the price of the Company’s common stock exceeds the strike price of the warrants (See Note 6, Senior Convertible Notes for discussion of the terms of the warrants). When the market price of the Company’s common stock exceeds the strike price of the warrants, the effect of the additional shares that may be issued upon exercise of the warrants will be included in total dilutive weighted average shares outstanding using the treasury stock method.

(c)          Revenue Recognition

Net revenues for the three months ended March 31, 2013 and 2012 comprise the following:

	Three months ended March 31,
	2013	2012
Testim revenues-
Net U.S. product sales	$45,280	$57,907
International revenues	174	783
	45,454	58,690
XIAFLEX revenues-
Net U.S. product sales	11,966	12,590
International revenues	8,752	2,326
	20,718	14,916
Total net revenues	$66,172	$73,606

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International contract revenues represent the amortization of deferred up-front and milestone payments the Company has received on its out-licensing agreements, together with royalties earned on product sales by the licensees.

During the three months ended March 31, 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues, and increased the Net loss, reported for the first quarter of 2012 in the amount of $820.  Management believes that this adjustment is not material to the Company’s results of operations for 2012.

(d)         New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update on reporting of amounts reclassified out of accumulated other comprehensive income. This guidance, which is effective for fiscal years beginning after December 15, 2012, requires companies to provide information about amounts reclassified out of accumulated other comprehensive income by component (the respective line items of the income statement).  The Company adopted this guidance as of January 1, 2013 and its adoption did not have a material effect on the Company’s consolidated financial statements.

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

As of March 31, 2013, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$335,592	$335,592	$0	$0
Short-term investments	132,220	39,702	92,518	0

Total financial assets	$467,812	$375,294	$92,518	$—

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$35,857	$35,857	$0	$0

Short-term investments	121,573	31,459	90,114	0
Long-term investments:
Auction rate securities	1,442	0	0	1,442

Total financial assets	$158,872	$67,316	$90,114	$1,442

The Company considers its short-term investments to be “available for sale” and accordingly classifies them as current, as management can sell these investments at any time at its option. The cost basis of short-term investments held at March 31, 2013 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $63 as of March 31, 2013.

Fair value for Level 1 is based on quoted market prices. Fair value for Level 2 is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Inputs are obtained from various sources including market participants, dealers and brokers. The securities classified as Level 3 are auction rate securities that are not actively traded.  The Company determined the fair value of these securities based on a discounted cash flow model that incorporated a discount period, coupon rate, liquidity discount and coupon history.  In determining the fair value, the Company also considered the rating of the securities by investment rating agencies and whether the securities were backed by the United States government.

The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the three months ended March 31, 2013:

Long -term Investments
Beginning balance	$1,442
Transfers into Level 3	0
Sales and redemptions of securites	(1,528)
Realized income- included in net income	86
Ending balance	$0

Total realized loss on sale of securities included in Investment income (loss), net for the period	$(72)

There were no transfers between Level 1 and 2.

3.              INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2013	2012
Raw materials	$7,780	$8,183
Work-in-process	58,987	53,037
Finished goods	6,258	10,611
	73,025	71,831
Inventories, current	24,459	22,134
Inventories, non-current	$48,566	$49,697

Inventories, current at March 31, 2013 include $2,025 of XIAFLEX bulk inventories held by Pfizer, Inc. for packaging and labeling as discussed in Note 5, Pfizer Agreement Transition.

4.              ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2013	2012
Payroll and related expenses	$8,917	$15,048
Royalty expenses	9,368	10,949
Research and development expenses	4,884	2,972
Sales and marketing expenses	12,306	8,017
Rebates, discounts and returns accrual	39,003	38,066
Accrued interest	875	0
Other	8,051	5,688
	$83,404	$80,740

5.                  PFIZER AGREEMENT TRANSITION

In December 2008, the Company entered into a development, commercialization and supply agreement with Pfizer, Inc. (“Pfizer”) (the “Pfizer Agreement”). Under the Pfizer Agreement, the Company granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAPEX (the European Union tradename for XIAFLEX) for the treatment of Dupuytren’s contracture

(“Dupuytren’s”) and Peyronie’s disease (“Peyronie’s”) in the European Union (the “EU”) and certain Eurasian countries listed therein (collectively, the “Territory”).  On November 6, 2012, the Company and Pfizer (together the “Parties”) entered into an amendment (the “Pfizer Amendment”) to the Pfizer Agreement in which the Parties agreed to mutually terminate the Pfizer Agreement, effective April 24, 2013 (the “Termination Date”). Prior to the Termination Date, the parties continued to perform all of their obligations as described in the Pfizer Agreement.  After April 24, 2013, all rights held by Pfizer to commercialize XIAPEX and the responsibility for regulatory activities for XIAPEX in the Territory reverted, at no cost, to the Company. In addition, Pfizer maintained, as provided in the Pfizer Agreement, the right to sell its remaining XIAPEX inventory for the six month period following the Termination Date so long as Pfizer continues to make the commercialization and royalty payments on such sales that were established pursuant to the Pfizer Agreement.

On March 28, 2013, the Company and Pfizer entered into a transition services agreement (the “Transition Services Agreement”) relating to the transition from Pfizer to the Company of the development and commercialization activities related to XIAPEX for the treatment of Dupuytren’s and, if approved, for the treatment of Peyronie’s. Notwithstanding the Pfizer Amendment, the Transition Services Agreement provides, and sets out schedules, for, among other matters, an orderly transition of regulatory approvals and licenses, packaging and labeling responsibilities, distribution activities, pharmacovigilance obligations, recall obligations, product testing activities, ongoing clinical trial activities and redesign of packaging.

A summary of certain terms of the Transition Services Agreement is set forth below:

•                  Pfizer will assign to the Company the ongoing management and continued performance of certain clinical trials for XIAPEX, including the transfer of data, effective May 31, 2013.

•                  Until July 31, 2013, Pfizer will continue to sell in the Territory any of its XIAPEX inventory that remains on hand and will pay to the Company any commercialization payments due under the original Pfizer Agreement.

•                  The Parties have been cooperating in working toward the transfer of the EU and the Swiss marketing authorizations to the Company and will continue to do so.  The EU marketing authorization has now been transferred to the Company.  In addition to Pfizer’s selling of its own XIAPEX inventory, Pfizer will distribute XIAPEX on behalf of the Company in the EU and Switzerland until the earlier of the date on which the transfer of the marketing authorizations to the Company have been fully implemented or September 30, 2013.

•                  Upon the transfer of the applicable marketing authorizations, the Company will submit registrations related to pharmacovigilance with respect to XIAPEX.  Pfizer will continue to be responsible for the pharmacovigilance system until such registrations have been approved.

•                  Pfizer will package and label XIAPEX bulk product, manufactured by the Company, for the Company’s distribution in the Territory to the extent ordered by the Company by April 5, 2013. (Such order was placed with Pfizer.) The Company will have packaging and labeling responsibility for all subsequent production of XIAPEX.

•                  After February 28, 2014, Pfizer will not provide any further support to the Company with respect to the supply of XIAPEX.

•                  The term of the Transition Services Agreement commenced on March 28, 2013 and ends on April 24, 2014; provided that the rights and obligations of the Parties that expressly terminate on a date prior to April 24, 2014, will terminate on such date.

6.                    SENIOR CONVERTIBLE NOTES

In January 2013, the Company issued $350 million aggregate principal amount of the 2018 Convertible Notes, in a registered public offering. Interest is payable semiannually in arrears on January 15 and July 15, commencing on July 15, 2013.

The 2018 Convertible Notes are senior unsecured obligations that will rank senior in right of payment to any future indebtedness of the Company that is expressly subordinated in right of payment, will rank equal in right of payment to any unsecured indebtedness that is not so subordinated, will rank effectively junior in right of payment to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, and will rank structurally junior to any indebtedness and other liabilities (including trade payables) of our subsidiaries. Prior to July 15, 2018, the 2018 Convertible Notes are convertible only upon certain specified events. The initial conversion rate for the 2018 Convertible Notes is 41.3770 shares of common stock per $1,000 principal amount of the 2018 Convertible Notes, representing an initial effective conversion price of approximately $24.17 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2018 Convertible Notes, but will not be adjusted for accrued and unpaid interest.

The Company received net proceeds of $310,396 from issuance of the 2018 Convertible Notes, net of $11,079 debt issuance costs and net payments of $28,525 related to our hedge transactions. The debt issuance costs have been allocated on a pro-rata basis to the debt ($8,975) and equity ($2,104) components of the transaction. The debt component of the issuance costs is included in Other assets and is being accreted to interest expense over the stated term of the 2018 Convertible Notes. The equity component was netted against the proceeds and included in additional paid-in capital.

The Company may not redeem the 2018 Convertible Notes prior to maturity. However, in the event of a fundamental change, as defined in the indenture, the holders of the 2018 Convertible Notes may require us to purchase all or a portion of their 2018 Convertible Notes at a purchase price equal to 100% of the principal amount of the 2018 Convertible Notes, plus accrued and unpaid interest, if any, to the repurchase date. Holders who convert their 2018 Convertible Notes in connection with a make-whole fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate.

Prior to July 15, 2018, the 2018 Convertible Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2013 (and only during such fiscal quarter), if the last reported sale price of the Company common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “ 2018 Convertible Notes Measurement Period”) in which, for each trading day of such 2018 Convertible Notes Measurement Period, the trading price per $1,000 principal amount of 2018 Convertible Notes on such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of March 31, 2013, none of the conditions allowing holders of the 2018 Convertible Notes to convert had been met.

In accordance with the governing accounting guidance, the Company determined that the embedded conversion option in the 2018 Convertible Notes is not required to be separately accounted for as a derivative. However, since the 2018 Convertible Notes are within the scope of the accounting guidance for debt with conversion and other options, the Company is required to separate the 2018 Convertible Notes into a liability component and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 2018 Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest cost over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity.

The Company has determined that a 5.0% effective interest rate is appropriate to calculate the accretion of the bond discount, which is being recorded as interest expense over the stated term of the 2018 Convertible Notes. (The amount by which interest expense, calculated using the effective interest rate of 5.0%, exceeds the interest expense related to the coupon rate of 1.5% is non-cash interest expense.) The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. The Company may be required to pay additional interest upon occurrence of certain events as outlined in the indenture governing the 2018 Convertible Notes. As of March 31, 2013, the remaining term of the 2018 Convertible Notes is 5.29 years. Management estimates that the fair value of the 2013 Convertible Notes at March 31, 2013 approximates the recorded value at such date based upon market interest rates (a Level 2 fair value measurement).

Upon conversion of a note, holders of the 2018 Convertible Notes will receive up to the principal amount of the converted note in cash and any excess conversion value (conversion spread) in shares of our common stock. The amount of cash and the number of shares of our common stock, if any, will be based on a 60 trading day observation period as described in the indenture. As described in Note 1 Summary of Significant Accounting Policies, the conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method, if the effect is dilutive.

As discussed above, to hedge against potential dilution upon conversion of the 2018 Convertible Notes, the Company purchased call options on its common stock. The call options give the Company the right to purchase up to 14,481,950 shares of our common stock at $24.17 per share subject to certain adjustments that correspond to the potential adjustments to the conversion rate for the 2018 Convertible Notes. The Company paid an aggregate of $70,000 to purchase these call options. The call options will expire on July 15, 2018, unless earlier terminated or exercised. To reduce the cost of the hedge, in a separate transaction, the Company sold warrants. These warrants give the holder the right to purchase up to 14,481,950 shares of common stock of the Company at $27.36 per share, subject to certain adjustments. These warrants will be exercisable and will expire in equal installments for a period of 140 trading days beginning on October 15, 2018. The Company received an aggregate of $41,475 from the sale of these warrants. In accordance with governing accounting guidance, the Company concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively unless certain conditions occur. The net amount of $28,525 was recorded as a reduction to additional paid-in capital. The settlement terms of the call options provide for net share settlement and the settlement terms of the warrants provide for net share or cash settlement at the option of the Company.

7.   STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2004 Equity Compensation Plan, as amended (the “2004 Plan”), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors, consultants and advisors who provide services. As of March 31, 2013, the Company had granted non-qualified stock options and stock awards under the 2004 Plan. At March 31, 2013, there were 3,118,618 shares available for future grants under the 2004 Plan.

(a)         Stock Option Information

During the three months ended March 31, 2013, the Company granted non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. These options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted and they vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the three month period ended March 31, 2013:

	Three Months Ended March 31, 2013
			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Stock options	Shares	price	life (in years)	value

Options outstanding:
Outstanding at December 31, 2012	6,626,176	$22.50
Granted	869,649	17.84
Exercised	(1,250)	17.49
Forfeited	(115,845)	24.67
Outstanding at March 31, 2013	7,378,730	21.91	7.30	$5,759
Exercisable at March 31, 2013	3,956,523	23.45	5.97	5,508

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $17.29 as of March 31, 2013, that would have been received by the option holders had all option holders exercised their options as of that date. During the three months ended March 31, 2013, total intrinsic value of options exercised was $2. As of March 31, 2012, exercisable options to purchase 812,672 shares of the Company’s common stock were in-the-money.

(b)         Stock Awards

During the three months ended March 31, 2013, the Company granted a total of 140,550 performance-based restricted stock unit awards to certain officers. The right to receive shares of common stock will be earned (subject to vesting) upon attainment of two performance goals, weighted as follows: 50% weighting on attaining a specified level of  net income for the year ending December 31, 2013 and 50% weighting based upon the timing of approval, and labelling required, by the U.S. Food and Drug Administration (the “FDA”) for the supplemental Biologic License Application (“sBLA”) for XIAFLEX for Peyronie’s disease. The number of shares of restricted stock units earned will vest 33% on the date of determination that the performance goal is achieved with an additional 33% vesting on the first anniversary, and the remaining balance vesting on the second anniversary, of the date of determination for the performance goal achievement. As of March 31, 2013, management estimates that the issuance of approximately 47,000 shares of restricted stock is probable under these awards.

In addition to an annual grant of stock options, during the three months ended March 31, 2013, the Company granted 281,900 restricted share units to employees. These restricted share units vest ratably over four years at one year intervals from the grant date. Upon vesting, each restricted share unit is converted into one share of the common stock of the Company.

(c)          Restricted Stock

The following table summarizes the restricted stock activity for the three-month period ended March 31, 2013:

		Weighted
		average
		grant-date
	Shares	fair value
Nonvested at December 31, 2012	48,700	$23.76
Issued	0	0.00
Vested	(1,000)	20.07
Cancelled	0	0.00
Nonvested at March 31, 2013	47,700	23.84

(d)         Valuation Assumptions and Expense Information

Total stock-based compensation costs charged against income for the three months ended March 31, 2013 and 2012 amounted to $3,759 and $3,678, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $5,326 at March 31, 2013 and $4,866 at December 31, 2012, respectively.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended March 31,
	2013	2012
Weighted average assumptions:
Expected life of options (in years)	6.25	6.25
Risk-free interest rate	1.14%	1.05%
Expected volatility	49.01%	50.81%
Expected dividend yield	0.00%	0.00%

During the three months ended March 31, 2013, the weighted-average grant-date fair value of options granted was $8.54. As of March 31, 2013, there was approximately $29,400 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.74 years.

8.   LITIGATION

The Company and FCB I LLC (“FCB”) learned on March 27, 2013 that Judge Linares of the United States District Court for the District of New Jersey ruled in favor of the Company and FCB on their motion to dismiss the lawsuit previously filed by Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) on September 10, 2012.  On April 25, 2013, Upsher-Smith filed a Notice of Appeal, appealing the dismissal to the United States Court of Appeals for the Federal Circuit.  The lawsuit had sought a declaration of non-infringement and/or invalidity of FCB’s U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  As the Company has previously disclosed, all of the referenced patents cover its Testim®1% testosterone gel and are listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration.  The referenced patents will expire between 2023 and 2025.

On March 26, 2013, the Company submitted a Citizen Petition to the FDA with respect to Upsher-Smith’s 505(b)(2) New Drug Application referencing Testim (“505(b)(2) NDA”).  The Company requested that, in the event of FDA approval of the Upsher-Smith 505(b)(2) NDA, the FDA: (i) refrain from designating Upsher-Smith’s testosterone gel as therapeutically equivalent to Testim and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels.

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

9.   SUBSEQUENT EVENT

On April 29, 2013, the Company announced the acquisition of Actient Holdings LLC (“Actient”) for $585 million in upfront cash, plus certain contingent consideration and warrants.  Actient is a private company focused on both drugs and devices for primarily men’s health specialty therapeutic areas, including urology.  Actient’s urology portfolio includes TESTOPEL®, the only long-acting implantable testosterone replacement therapy, Edex®, an injectable drug for erectile dysfunction, Striant®, a buccal system for testosterone delivery, and Osbon ErecAid®, a device for aiding erectile dysfunction.  Actient also has a non-promoted respiratory franchise, including Theo-24® and Semprex®-D, along with other non-promoted products.  Actient has approximately 165 employees, including approximately 100 sales representatives in two focused field forces.  The Company financed the acquisition with cash on hand, which included proceeds from its issuance of the 2018 Convertible Notes in January 2013, and a $225 million term loan.  For a further description of this acquisition and the term loan, please see our Current Report on Form 8-K, filed with the SEC on April 29, 2013.

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

In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements.  Such risks and uncertainties include, among other things:

•                  our ability to integrate the operations of Actient and its subsidiaries into our operations successfully and efficiently;

•                  our ability to materialize the synergies and benefits, including revenue and profits growth, from the acquisition of Actient;

•                  the risks or costs associated with the Actient acquisition being greater than we anticipate;

•                  the risks associated with entering the medical device business as a result of the Actient acquisition;

•                  the commercial success in the United States (U.S.) of XIAFLEX® (collagenase clostridium histolyticum) for the treatment of adult Dupuytren’s contracture (Dupuytren’s) patients with a palpable cord;

•                  the success of the launch, and the Pfizer transition, in the European Union (“EU”) of XIAPEX® (EU tradename for collagenase clostridium histolyticum) for Dupuytren’s and Peyronie’s disease;

•                  the success of the development and commercialization in Australia, Brazil, Canada, Mexico and Japan of XIAFLEX;

•                  achieving greater market acceptance of XIAFLEX by physicians and patients;

•                  obtaining and maintaining third-party payor coverage and reimbursement for XIAFLEX, Testim®, TESTOPEL®, Edex®, our other marketed products and our product candidates;

•                  obtaining approval from the FDA for XIAFLEX for the treatment of Peyronie’s disease;

•                  the size of addressable markets for our products and product candidates;

•                  maximizing revenues of Testim, XIAFLEX, TESTOPEL, Edex and our other marketed products in the currently approved indications;

•                  competing effectively with other Testosterone Replacement Therapy (“TRT”) and erectile dysfunction (“ED”) products, including potential generic competition;

•                  the success of our co-promotion arrangement with GSK for Testim;

•                  growth in sales of Testim;

•                  growth of the overall TRT and ED markets;

•                  the ability to manufacture or have manufactured XIAFLEX, Testim, TESTOPEL, our other marketed products and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

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

•                  purchasing ingredients and supplies necessary to manufacture XIAFLEX, Testim, TESTOPEL, Edex, our other marketed products and our product candidates at terms acceptable to us;

•                  the costs associated with acquiring and the ability to acquire additional product candidates or approved products;

•                  the ability to enroll patients in clinical trials for XIAFLEX in the expected timeframes;

•                  the ability to obtain authorization from the FDA or other regulatory authority to initiate clinical trials of XIAFLEX within the expected timeframes;

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

•                  our ability to forecast our performance accurately; and

•                  one-time events.

These risks and uncertainties are not exhaustive.  For a more detailed discussion of risks and uncertainties, see “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed with the SEC on April 29, 2013.  Other sections of this Quarterly Report and our other SEC filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects.  Moreover, we operate in a very competitive and rapidly changing environment.  Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements.  We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws.  We qualify all forward-looking statements by these cautionary statements.

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

We marketed two products during the period covered by this Quarterly Report: Testim and XIAFLEX.

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

We commercialize Testim in the U.S., while Ferring and Paladin market Testim on our behalf in certain European countries and Canada, respectively. Commencing in July 2012, GSK also markets Testim in the U.S. pursuant to a co-promotion agreement we and GSK entered into in May 2012. XIAFLEX is a proprietary, injectable clostridial collagenase enzyme approved by the FDA for the treatment of Dupuytren’s in adult patients with a palpable cord.  Dupuytren’s is a condition that affects the connective tissue that lies beneath the skin in the palm. As the disease progresses, the collagen deposits form a cord that stretches from the palm of the hand to the base of the finger. Once this cord develops, the patient’s fingers contract and the function of the hand is impaired. Prior to approval of XIAFLEX, surgery was the only effective treatment. We launched XIAFLEX for the treatment of Dupuytren’s in the U.S. in March 2010, and currently maintain a sales force covering 62 territories and 20 reimbursement specialists. They are supported by a group of eight medical scientists.

On December 27, 2012, the FDA accepted for filing and granted standard review status to our

sBLA for XIAFLEX for the treatment of Peyronie’s. The FDA has notified us that it is not presently planning to take this application to an Advisory Committee meeting; however, we can give no assurance that it will not require an Advisory Committee meeting in the future. Under the Prescription Drug User Fee Act (PDUFA), the FDA is expected to take action on this application by September 6, 2013.

We had partnered with Pfizer, Inc. (“Pfizer”) for development and commercialization of XIAPEX for Dupuytren’s and Peyronie’s disease in Europe and certain Eurasian countries.  The mutual termination of this collaboration was effective April 24, 2013.  We are currently evaluating all of our options for the continuing commercialization of XIAPEX for the treatment of Dupuytren’s and for gaining approval for XIAPEX for the treatment of Peyronie’s in the EU. Pfizer will continue to distribute XIAPEX on our behalf under a transition services agreement until the transfer to us of the applicable marketing authorizations has been fully implemented or September 30, 2013, whichever is earlier.  We have partnered with Asahi Kasei for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Japan. We have also partnered with Actelion for development and commercialization of XIAFLEX for Dupuytren’s and Peyronie’s in Australia, Brazil, Canada and Mexico. In July 2012, we were granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren’s contracture in adults with a palpable cord in Canada.  The Marketing Authorization was subsequently transferred to Actelion and it expects to make XIAFLEX available to patients in Canada in the first half of 2013.  We are seeking a partner or partners for development and commercialization in the rest of the world.

For the period covered by this Report, our pipeline included:

CCH

Phase III:

• XIAFLEX for the treatment of Peyronie’s with our sBLA having been accepted for filing in December 2012 with a PDUFA date scheduled for September 6, 2013

Phase II:

• XIAFLEX for the treatment of Adhesive Capsulitis, commonly known as Frozen Shoulder syndrome, with top-line data reported in the first quarter of 2013

• XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy with top-line data having been reported in the fourth quarter of 2012 and the initiation of a Phase IIa trial expected to commence in the second half of 2013

Testosterone

We expect to commence clinical studies in 2013 for our high concentration testosterone gel product.

Our vision is to build a rapidly growing, profitable and sustainable biopharmaceutical company. To achieve this vision we plan to:

• maximize revenues of Testim and XIAFLEX in the currently approved indications;

• execute a successful launch of XIAFLEX for the treatment of Peyronie’s, if approved by the FDA;

• deliver on our current product pipeline;

• build out our business and development pipeline in specialty therapeutic areas through corporate development and licensing activities, such as the recent acquisition of Actient; and

• continue our focus on financial discipline.

On April 29, 2013, we announced that we had acquired Actient for $585 million in upfront cash, plus certain contingent consideration and warrants.  Actient is a private company focused on both drugs and devices for primarily men’s health specialty therapeutic areas, including urology.  Actient’s urology portfolio includes TESTOPEL®, the only long-acting implantable TRT therapy, Edex®, an injectable drug for ED, Striant®, a buccal system for testosterone delivery, and Osbon ErecAid®, a device for aiding erectile dysfunction.  Actient also has a non-promoted respiratory franchise, including Theo-24® and Semprex®-D, along with other non-promoted products.  The company has approximately 165 employees, including approximately 100 sales representatives in two focused field forces.  We financed the acquisition with cash on hand, which included proceeds from our issuance of the 2018 Convertible Notes in January 2013, and a $225 million term loan.  For a detailed description of this acquisition and the term loan, please see our Current Report on Form 8-K, filed with the SEC on April 29, 2013.

In the short term, we plan to focus on commercial execution with respect to Testim and XIAFLEX for Dupuytren’s, successfully launching XIAFLEX for Peyronie’s, if approved by the FDA, successfully integrating the operations of Actient, bringing additional indications for XIAFLEX to market, and pursuing opportunities for growth through in-licensing or acquisition activities in our current or additional specialty therapeutic areas. We believe that we are well positioned to be a profitable and sustainable specialty biopharmaceutical company by executing on these core strategic initiatives. We believe that we can further leverage our sales forces and our expertise in clinical development and regulatory strategy with the addition of new products. We plan to be opportunistic and nimble with respect to corporate development and licensing opportunities, as we believe our recent acquisition of Actient demonstrates. We will continue to explore opportunities to add marketed products and/or product opportunities that we believe represent a good strategic fit and are fiscally responsible. Although we may seek products that have a therapeutic fit with our current products and product candidates, we believe that the core competencies we have with respect to drug development and commercialization can be applied to a number of other specialty focused therapeutic areas.

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

Recent Developments

For the first quarter of 2013, we reported net revenues of $66.2 million, compared to $73.6 million for the first quarter of 2012, and a net loss of ($8.2) million, or ($0.17) per share, compared to a net loss of ($1.7) million, or ($0.04) per share, for the first quarter of 2012.

In January 2013, we issued $350 million aggregate principal amount of 1.50% Convertible Senior Notes Due 2018 in a public offering.  The net proceeds from the offering were approximately $338.7 million after deducting underwriters’ discounts and commissions and estimated offering expenses. We used approximately $28.5 million of the net proceeds from the offering to pay the cost of the note hedge transactions (after such cost was partially offset by the proceeds from the sale of the warrants) and we used the remainder of the net proceeds from the offering (together with term loan financing) for the acquisition of Actient.

In January 2013, we expanded our exclusive license for XIAFLEX to include the potential treatment of cellulite as an additional indication for development.

On February 1, 2013, we announced that The Journal of Urology had electronically published the uncorrected proof of our pivotal IMPRESS (The Investigation for Maximal Peyronie’s Reduction Efficacy and Safety Studies) trials, the phase III studies that assessed XIAFLEX for the potential treatment of Peyronie’s on its website www.jurology.com.  The article may be found at http://www.jurology.com/article/S0022-5347(13)00227-9/abstract.  The manuscript is currently scheduled to appear in print in the July 2013 print version of The Journal of Urology.

On March 25, 2013, we issued a press release announcing positive data for collagenase clostridium histolyticum which is being developed for the potential treatment, if approved by the FDA, of adult patients with adhesive capsulitis, commonly known as Frozen Shoulder syndrome.

On March 26, 2013, we submitted a Citizen Petition to FDA with respect to Upsher-Smith’s 505(b)(2) New Drug Application referencing Testim (“505(b)(2) NDA”).  We requested that, in the event of FDA approval of the Upsher-Smith 505(b)(2) NDA, the FDA: (i) refrain from designating Upsher-Smith’s testosterone gel as therapeutically equivalent to Testim and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels.

On March 28, 2013, we and our wholly-owned subsidiaries, Auxilium UK Ltd, and Auxilium International Holdings, Inc., and Pfizer entered into a Transition Services Agreement (the “Transition Services Agreement”) relating to the transition from Pfizer to us of the development and commercialization activities related to XIAPEX for the treatment of Dupuytren’s and, if approved, for the treatment of Peyronie’s in the European Union.  In accordance with a November 2012 amendment, the original Development, Commercialization and Supply Agreement, dated as of December 17, 2008 with Pfizer terminated on April 24, 2013.  Post-termination, the Transition Services Agreement provides, and sets out schedules, for, among other matters, an orderly transition of regulatory approvals and licenses, packaging and labeling responsibilities, distribution activities, pharmacovigilance obligations, recall obligations, product testing activities, ongoing clinical trial activities and redesign of packaging.

We and FCB learned on March 27, 2013 that Judge Linares of the United States District Court for the District of New Jersey ruled in favor of us and FCB on our motion to dismiss the lawsuit previously filed by Upsher-Smith on September 10, 2012.  On April 25, 2013, Upsher-Smith filed a Notice of Appeal, appealing the dismissal to the United States Court of Appeals for the Federal Circuit.  The lawsuit had sought a declaration of non-infringement and/or invalidity of FCB’s U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.

On April 29, 2013, we announced that we had acquired Actient for $585 million in upfront cash, plus certain contingent consideration and warrants.  Actient is a private company focused on both drugs and devices for primarily men’s health specialty therapeutic areas, including urology.  Actient’s urology portfolio includes TESTOPEL®, the only long-acting implantable TRT therapy, Edex®, an injectable drug for ED, Striant®, a buccal system for testosterone delivery, and Osbon ErecAid®, a device for aiding erectile dysfunction.  Actient also has a non-promoted respiratory franchise, including Theo-24® and Semprex®-D, along with other non-promoted products.  The company has approximately 165 employees, including approximately 100 sales representatives in two focused field forces.  We financed the acquisition with cash on hand, which included proceeds from our issuance of the 2018 Convertible Notes in January 2013, and a $225 million term loan.  For a detailed description of this acquisition and the term loan, please see our Current Report on Form 8-K, filed with the SEC on April 29, 2013.

Results of Operations

Three Months Ended March 31, 2013 and 2012

Net revenues.  Net revenues for the three months ended March 31, 2013 and 2012 comprise the following:

	Three months ended March 31,
	2013	2012	Change	% Change
	(in millions)
Testim revenues-
Net U.S. product sales	$45.3	$57.9	$(12.6)	-22%
International revenues	0.2	0.8	(0.6)	-78%
	45.5	58.7	(13.2)	-23%
XIAFLEX revenues-
Net U.S. product sales	12.0	12.6	(0.6)	-5%
International revenues	8.8	2.3	6.4	276%
	20.7	14.9	5.8	39%
Total net revenues	$66.2	$73.6	$(7.4)	-10%
Revenue allowance as a percentage of gross U.S. revenues	35%	32%	3%

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International contract revenues represent the amortization of deferred up-front and milestone payments the Company has received on its out-licensing agreements, together with royalties earned on product sales by the licensees.

During the three months ended March 31, 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues, and increased the Net loss, reported for the first quarter of 2012 in the amount of $820.  Management believes that this adjustment is not material to the Company’s results of operations for 2012.

Testim

The decrease in Testim net U.S. revenues principally reflects a slowing in the overall TRT market, a loss in market share as a result of the continued efforts of competing products, changes in our managed care coverage and some destocking of Testim inventories by our wholesale customers. According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for the first quarter of 2013 decreased 10% compared to the comparable period of 2012. Testim net U.S. product sales the first quarter of 2013 benefited from an increase in net selling price of 2% compared to 2012 as contract rebates and government health plan charge-backs principally offset the benefit of the cumulative impact of gross price increases.

XIAFLEX

Total revenues for XIAFLEX in the first quarter of 2013 were $20.7 million compared to $14.9 million in the first quarter of 2012. Net revenues for the three months ended March 31, 2013 include $12.0 million of net U.S. product sales of XIAFLEX compared to the $12.6 million recorded in the first quarter of 2012. XIAFLEX international revenues for the three months ended March 31, 2013 amounted to $8.8 million compared to $2.3 million recorded in the first quarter of 2012. The increase in XIAFLEX international revenues results from the increase in amortization resulting from the decision with Pfizer to mutually terminate the Pfizer Agreement effective April 24, 2013.  There will not be any such amortization applicable to periods after April 24, 2013.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the first quarter of 2013 compared to that of 2012 increased due to higher levels of managed care contract rebates and government health plan charge-backs.

Cost of goods sold.  Cost of goods sold was $15.1 million and $16.6 million for the three months ended March 31, 2013 and 2012, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to our licensors and the amortization of the deferred costs associated with our out-licensing agreements. The decrease in cost of goods sold for the three months ended March 31, 2013 compared to 2012 was principally attributable to the decrease in Testim units sold.  Gross margin on our net revenues was 77% in both the first quarter of 2013 and 2012, as the benefit of the increased amortization resulting from the Pfizer Agreement termination was offset by the decline in XIAFLEX product sale margins due to lower production volumes and spending on manufacturing initiative related to XIAFLEX .

Research and development expenses. Investments in research and development for the quarter ended March 31, 2013 were $11.9 million compared to $12.0 million for the first quarter of 2012, as the lower level of spending in 2013 on the Peyronie’s clinical trials was offset by increased spending on Frozen Shoulder syndrome clinical trials.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $44.3 million for the quarter ended March 31, 2013 compared with $46.9 million for the year-ago quarter. The decrease was primarily due to decreased spending for marketing and direct to customer advertising in 2013 on XIAFLEX for Dupuytren’s, partially offset by increased marketing spending in preparation for the Peyronie’s launch and higher legal costs.

Investment income (loss), net.  Investment income (loss), net relates primarily to earning on cash, cash equivalents and short-term investments offset, in 2012, by the realized loss on the sale of long-term investments.

Interest expense.  Interest expense in 2013 represents accrual of the cash interest and the amortization of the debt discount and issuance costs relating to the $350 million aggregate principal amount of the 1.5% Convertible Senior Notes we issued in January 2013.

Liquidity and Capital Resources

We had $467.8 million and $157.4 million in cash, cash equivalents and short-term investments as of March 31, 2013 and December 31, 2012, respectively. On April 29, 2013, we announced that we had acquired Actient for $585 million in upfront cash, plus certain contingent consideration and warrants. We financed the acquisition with cash on hand, which included proceeds from our issuance of the 2018 Convertible Notes in January 2013, and a $225 million term loan. We believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations for at least the next twelve months. We may, however, elect to raise additional funds prior to this time in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products or product candidates or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

•                  our ability to successfully market our products in the U.S. or elsewhere;

•                  our ability to successfully integrate the operations of Actient into our operations;

•                  our ability to repay our outstanding indebtedness in a timely manner with the cash generated by our operations;

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

•                  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights and the outcomes thereof; and

•                  the extent to which we acquire or invest in businesses and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Sources and Uses of Cash

Cash provided by operations was $5.1 million for the three months ended March 31, 2013 compared to $8.2 million for the comparable 2012 period. Cash provided by operations in 2013 resulted primarily from collection of accounts receivable. Cash provided by operations in 2012 resulted primarily from the $10.0 million up-front payment received from Actelion, offset by BioSpecifics Technologies Corp.’s share of this payment amounting to $0.6 million.

Cash used by investing activities in 2013 was $15.6 million for the three months ended March 31, 2013 compared to cash provided by investing activities of $7.8 million for the three months ended March 31, 2012. The cash impact of investing activities relates primarily to net sales and redemptions of short-term and long-term investments in marketable debt securities and our investments in property and equipment in both periods.. Our investments in property and equipment in the 2013 period relate primarily to investments made in our new headquarters facility and in 2012 improvements made to our Horsham biological manufacturing facility and our information technology infrastructure for the production of XIAFLEX.

Cash provided by financing activities was $310.3 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively. Cash provided by financing activities in 2013 principally represents the net proceeds of $338.9 million after deducting underwriters’ discounts and commissions and offering expenses from the issuance of the 2018 Senior Convertible Notes and net payments of $28.5 related to our related hedge transactions. In addition, cash provided by financing activities in both periods reflect cash receipts from Employee Stock Purchase Plan purchases and from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers and employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

New Accounting Pronouncements

See Note 1(d) - New Accounting Pronouncements to the Company’s Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. There have been no material changes in our exposure to market risks since December 31, 2012. Refer to “Item 7 A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously disclosed in a Current Report on Form 8-K, filed with the SEC on April 1, 2013, we and FCB learned on March 27, 2013 that Judge Linares of the United States District Court for the District of New Jersey ruled in favor of us and FCB on our motion to dismiss the lawsuit previously filed by Upsher-Smith on September 10, 2012.  On April 25, 2013, Upsher-Smith filed a Notice of Appeal, appealing the dismissal to the United States Court of Appeals for the Federal Circuit.  The lawsuit had sought a declaration of non-infringement and/or invalidity of FCB’s U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  As we have previously disclosed, all of the referenced patents cover our Testim®1% testosterone gel and are listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA.  The referenced patents will expire between 2023 and 2025.

All other pending litigations described under “Part I, Item 3 — Legal Proceedings” in our 2012 Annual Report on Form 10-K, filed with the SEC on February 26, 2013, remain ongoing.

On March 26, 2013, we submitted a Citizen Petition to FDA with respect to Upsher-Smith’s 505(b)(2) New Drug Application referencing Testim.  We requested that, in the event of FDA approval of the Upsher-Smith 505(b)(2) NDA, the FDA: (i) refrain from designating Upsher-Smith’s testosterone gel as therapeutically equivalent to Testim and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels.

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

Item 1A.  Risk Factors.

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the risks and information set forth under Item 8.01 on our Current Report on Form 8-K filed with the SEC on April 29, 2013, in evaluating our business, financial position, future results and prospects.  The risks described in these filings are not the only risks we face.  Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended March 31, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2013 to Jan. 31, 2013	None	Not applicable	Not applicable	Not applicable
Feb. 1, 2013 to Feb. 28, 2013	7,005	$17.74	Not applicable	Not applicable
Mar. 1, 2013 to Mar. 31, 2013	None	Not applicable	Not applicable	Not applicable
Total	7,005(a)	$17.74	Not applicable	Not applicable

(a) Represents  910 shares purchased at $18.30 per share from Andrew I. Koven (Chief Administrative Officer and General Counsel), 482 shares purchased at $18.30 per share from James E. Fickenscher (CFO),  824 shares purchased at $18.57 per share from Mark Glickman (Excutive Vice President of Sales and Marketing), 426 shares purchased at $18.30 per share from James P. Tursi (Chief Medical Officer), 426 shares purchased at $18.30 per share from Alan J. Wills (Executive Vice President, Corporate Development), 333 shares purchased at $18.30 per share from Ben Del Tito, Jr., Ph.D.(Executive Vice President, Regulatory Affairs and Project Management) and 3,604 shares purchased at $17.16 per share from other employees pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock awards issued in accordance with Rule 16 (b) (3) of the Securities Exchange Act of 1934.

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

10.1#	Transition Services Agreement, dated March 28, 2013, by and among, the Registrant, Auxilium UK Ltd, Auxilium International Holdings, Inc. and Pfizer, Inc.

10.2*	Form of Restricted Stock Unit Grant Agreement with time-based vesting for executive officers under the Registrant’s 2004 Equity Compensation Plan, as amended.

10.3*	Board Compensation Program, amended and restated effective as of February 8, 2013.

31.1	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

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

AUXILIUM PHARMACEUTICALS, INC.

Date: April 30, 2013	/s/ Adrian Adams
Adrian Adams
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: April 30, 2013	/s/ James E. Fickenscher
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

10.1#	Transition Services Agreement, dated March 28, 2013, by and among, the Registrant, Auxilium UK Ltd, Auxilium International Holdings, Inc. and Pfizer, Inc.

10.2*	Form of Restricted Stock Unit Grant Agreement with time-based vesting for executive officers under the Registrant’s 2004 Equity Compensation Plan, as amended.

10.3*	Board Compensation Program, amended and restated effective as of February 8, 2013.

31.1	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

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