Form 10-Q
period 2013-06-30
AUXILIUM PHARMACEUTICALS INC
filed 2013-08-01
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 26, 2013, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 49,385,451.

AUXILIUM PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$29,880	$35,857
Short-term investments	44,697	121,573
Accounts receivable, trade, net	75,675	55,859
Accounts receivable, other	1,776	1,685
Inventories, current	40,261	22,134
Prepaid expenses and other current assets	9,992	3,762
Total current assets	202,281	240,870
Inventories, non-current	57,693	49,697
Property and equipment, net	37,005	29,220
Intangible assets, net	656,105	0
Goodwill	113,369	0
Other assets	19,610	7,605
Total assets	$1,086,063	$327,392

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,065	$3,565
Accrued expenses	110,507	80,740
Deferred revenue, current portion	2,032	11,835
Deferred rent, current portion	1,744	936
Current portion of term loan	10,336	0
Contingent consideration, current	35,679	0
Total current liabilities	170,363	97,076
Term loan, long-term portion	201,343	0
Senior Convertible Notes	288,177	0
Deferred revenue, long-term portion	25,272	26,288
Deferred rent, long-term portion	6,688	4,140
Contingent consideration, long-term portion	76,713	0
Deferred tax liability	10,693	0
Total liabilities	779,249	127,504
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 49,463,518 and 49,419,104 shares at June 30, 2013 and December 31, 2012, respectively	495	494
Additional paid-in capital	583,401	525,354
Accumulated deficit	(273,187)	(322,115)
Treasury stock at cost: 144,245 and 136,405 shares at June 30, 2013 and December 31, 2012, respectively	(3,476)	(3,337)
Accumulated other comprehensive loss	(419)	(508)
Total stockholders’ equity	306,814	199,888
Total liabilities and stockholders’ equity	$1,086,063	$327,392

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$100,519	$78,171	$166,691	$151,778
Operating expenses*:
Cost of goods sold	27,216	17,804	42,305	34,408
Research and development	13,626	10,186	25,484	22,180
Selling, general and administrative	74,894	42,585	119,204	89,532
Amortization of purchased intangibles	10,895	0	10,895	0
Contingent consideration	2,258	0	2,258	0
Total operating expenses	128,889	70,575	200,146	146,120
Income (loss) from operations	(28,370)	7,596	(33,455)	5,658
Interest expense	(7,134)	—	(10,138)	—
Other income, net	234	128	163	318
Income (loss) before inome taxes	(35,270)	7,724	(43,430)	5,976
Income tax benefit	92,358	0	92,358	0
Net income	$57,088	$7,724	$48,928	$5,976
Net income per common share:
Basic	$1.16	$0.16	$0.99	$0.12
Diluted	$1.15	$0.16	$0.99	$0.12
Shares used to compute net income per common share:
Basic	49,280,151	48,575,418	49,263,832	48,624,626
Diluted	49,583,377	49,172,212	49,564,918	49,295,336

*includes the following amounts of stock-based compensation expense:
Cost of goods sold	$38	$17	$68	$37
Research and development	704	637	1,402	1,244
Selling, general and administrative	3,475	3,240	6,506	6,291

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$57,088	$7,724	$48,928	$5,976
Other comprehensive income (loss):
Unrealized gains on investments	(162)	104	130	26
Foreign currency translation adjustment	(9)	(11)	(41)	(11)
Total	(171)	93	89	15
Comprehensive income	$56,917	$7,817	$49,017	$5,991

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$48,928	$5,976
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,976	7,572
Depreciation and amortization	5,385	4,419
Amortization of purchased intangibles	10,895	0
Amoritization of debt discount and issuance costs	5,779	0
Contingent consideration	2,258	0
Release of valuation allowance for deferred tax assets	(92,358)	0
Changes in operating assets and liabilities, net of acquisition:
Decrease in accounts receivable, trade and other	6,128	1,699
Increase in inventories	(3,981)	(5,131)
Decrease in prepaid expenses and other assets	6,185	722
Increase (decrease) in accounts payable and accrued expenses	6,182	(429)
Increase (decrease) in deferred revenue	(10,819)	5,905
Increase (decrease) in deferred rent	3,355	(566)
Net cash provided by (used in) operating activities	(4,087)	20,167

Cash flows from investing activities:
Business acquisition, net of cash acquired	(588,917)	0
Purchases of short-term investments	(65,537)	(117,223)
Redemptions of short-term investments	142,385	85,789
Purchases of property and equipment	(9,223)	(2,382)
Sales and redemptions of long-term investments	1,600	100
Net cash used in investing activities	(519,692)	(33,716)

Cash flows from financing activities:
Proceeds from issuance of term loan, net of issuance costs	214,035	0
Repayment of term loan	(2,812)	0
Proceeds from issuance of convertible debt, net of issuance costs	338,921	0
Payments of contingent consideration	(3,724)	0
Purchase of convertible note hedge	(70,000)	0
Proceeds from sale of warrants	41,475	0
Proceeds from exercise of common stock options	65	7,492
Employee Stock Purchase Plan purchases	0	1,720
Treasury stock acquisition	(139)	(77)
Payments from Board of Director stock purchases	32	68
Net cash provided by financing activities	517,853	9,203

Effect of exchange rate changes on cash	(51)	11
Decrease in cash and cash equivalents	(5,977)	(4,335)
Cash and cash equivalents, beginning of period	35,857	37,535
Cash and cash equivalents, end of period	$29,880	$33,200

Supplemental data:
Business acquisition:
Fair value of assets acquired, net of cash acquired	$840,909	$0
Purchase consideration representing compensation	$8,309	0
Fair value of liabilities assumed and contingent consideration	(248,301)	0
Fair value of warrants issued	(12,000)	0
Net cash paid for acquisition	$588,917	$0
Interest paid	$2,161	$0

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2013

(In thousands, except share amounts)

(Unaudited)

							Accumulated
			Additional				other
	Common stock		paid-in	Accumulated	Treasury Stock		comprehensive
	Shares	Amount	capital	deficit	Shares	Cost	loss	Total
Balance, January 1, 2013	49,419,104	$494	$525,354	$(322,115)	136,405	$(3,337)	$(508)	$199,888
Equity component of Senior Convertible Notes	0	0	64,361	0	0	0	0	64,361
Deferred tax benefit related to issuance of Senior Convertible Notes			1,295					1,295
Convertible Note Hedge	0	0	(70,000)	0	0	0	0	(70,000)
Sale of warrants	0	0	41,475	0	0	0	0	41,475
Issuance of warrants in business acquisition	0	0	12,000	0	0	0	0	12,000
Exercise of common stock options	4,600	0	65	0	0	0	0	65
Issuance of restricted stock	10,000	0	0					0
Cancellation of restricted stock	(250)	0	0					0
Stock-based compensation	28,190	0	8,819	0	0	0	0	8,819
Proceeds from Board of Directors stock purchases	1,874	0	32	0	0	0	0	32
Treasury stock acquisition	0	0	0	0	7,840	(139)	0	(139)
Comprehensive income							89	89
Net income	0	0	0	48,928	0	0	0	48,928
Balance, June 30, 2013	49,463,518	$495	$583,401	$(273,187)	144,245	$(3,476)	$(419)	$306,814

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

June 30, 2013
(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to Form 10-Q.  Certain disclosures required for complete annual financial statements are not included herein.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The information at June 30, 2013 and for the respective three and six month periods ended June 30, 2013 and 2012 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein.  The December 31, 2012 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2012 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b)         Revenue Recognition

Net revenues for the three and six months ended June 30, 2013 and 2012 comprise the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Testim revenues-
Net U.S. revenues	$53,185	$62,456	$98,465	$120,363
International revenues	1,209	1,268	1,382	2,051
	54,394	63,724	99,847	122,414
XIAFLEX revenues-
Net U.S. revenues	14,952	11,900	26,919	24,491
International revenues	3,916	2,547	12,668	4,873
	18,868	14,447	39,587	29,364
Other net U.S. revenues-
TESTOPEL	14,382	0	14,382	0
Edex	5,032	0	5,032	0
Other	7,843	0	7,843	0
	27,257	0	27,257	0
Total net revenues	$100,519	$78,171	$166,691	$151,778

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S., net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received on its out-licensing agreements, together with royalties earned on product sales by the licensees.

As discussed in Note (2), on April 26, 2013, the Company acquired Actient Holdings LLC (“Actient”), a privately-held urology specialty pharmaceutical company with a diversified product offering of four marketed products in the urology space and two marketed products in the respiratory space. TESTOPEL is a product used for the treatment of testosterone deficiency in aging men as well as androgen deficiency caused by other conditions. Edex is an injectable used for the treatment of erectile dysfunction. Other U.S. net revenues, as shown in the above table, for the three and six months ended June 30, 2013 are sales of additional products the Company acquired in this acquisition. TESTOPEL and Edex and certain other of Actient products do not currently have any patent protection. Therefore, the Company must rely on trade secrets and other unpatented proprietary information in order to obtain a competitive advantage with respect to such products.

TESTOPEL is sold under a buy-and-bill model. Under this model, the Company’s customers are health care providers who maintain a stock of TESTOPEL for future patient procedures. Revenue is recognized for this product upon the delivery, whereupon title passes, all obligations have been fulfilled, and collection of the related receivable is fixed, determinable, probable, and reasonably assured. The Company offers volume discounts and discounts for credit card payments when customer orders are received, and these discounts are recognized when the related product sales are recorded.

The Company recognizes revenue for Edex and other Actient branded pharmaceutical products upon the delivery of goods, whereupon title passes, all obligations have been fulfilled, and collection of the related receivable is fixed, determinable, probable, and reasonably assured. The Company provides for chargebacks (primarily related to its sales to government entities, such as the U.S. Veterans Administration), rebates, returns, and other adjustments in the same period the related product sales are recorded. Reserves for these government chargebacks, rebates, returns, and other adjustments are based upon analysis of historical data. Each period, the Company reviews its reserves for government chargebacks, rebates, returns, and other adjustments based on data available at that time. Any adjustment to these reserves results in charges to revenue.

For Actient non-drug medical devices, revenue is recognized upon the shipment of goods or upon the delivery of goods, whereupon title passes, all obligations have been fulfilled, and collection of the related receivable is fixed, determinable, probable, and reasonably assured. The Company records estimated sales returns and discounts as a reduction of net sales in the period revenue is recognized. The Company maintains an allowance for these returns and reduces reported revenue for expected returns from shipments each reporting period. This allowance is not significant and is based on historical and current trends in product returns.

Shipping and handling fees for Actient products are billed to customers are recognized in net revenues. Other shipping and handling costs are included in the cost of sales.

In the first quarter of 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues and Net income reported for the six months ended June 30, 2012 in the amount of $820.  Management believes this adjustment is not material to the Company’s results of operations for 2012.

(c)          Net Income (Loss) Per Common Share

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

Basic income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$57,088	$7,724	$48,928	$5,976

Denominator:
Weighted-average common shares outstanding	49,313,106	48,592,506	49,304,301	48,639,339
Weighted-average unvested restricted common shares subject to forfeiture	(32,955)	(17,088)	(40,469)	(14,813)

Shares used in calculating basic net income (loss) per common share	49,280,151	48,575,418	49,263,832	48,624,526

Basic net income (loss) per common share	$1.16	$0.16	$0.99	$0.12

Diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$57,088	$7,724	$48,928	$5,976

Denominator:
Weighted-average common shares outstanding	49,313,106	48,592,506	49,304,301	48,639,339
Weighted-average unvested restricted common shares subject to forfeiture	(32,955)	(17,088)	(40,469)	(14,813)
Incremental shares from assumed conversions of stock compensation plans	303,226	596,794	301,086	670,810

Shares used in calculating diluted net income (loss) per common share	49,583,377	49,172,212	49,564,918	49,295,336

Diluted net income (loss) per common share	$1.15	$0.16	$0.99	$0.12

Diluted net income per common share is computed giving effect to all potentially dilutive securities. The potentially dilutive shares include outstanding stock options and awards, outstanding warrants, and incremental shares issuable upon conversion of 1.5% Convertible Senior Notes due 2018 (“2018 Convertible Notes”) (See Note 9, Senior Convertible Notes). The following weighted-average number of stock options and restricted stock units were antidilutive and, therefore, excluded from the computation of diluted net income per common share for the three and six month periods ended June 30, 2013: 6,617,868 and 6,390,070, respectively.

The Company has 1,250,000 warrants outstanding issued in connection with the acquisition of Actient as discussed in Note (2) and 14,481,950 warrants sold in connection with the issuance of convertible debt as discussed in Note (9). The warrants will not be considered in calculating the total dilutive weighted average shares outstanding until the price of the Company’s common stock exceeds the strike price of the warrants. When the market price of the Company’s common stock exceeds the strike price of the warrants, the effect of the additional shares that may be issued upon exercise of the warrants will be included in total dilutive weighted average shares outstanding using the treasury stock method.

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

The call options to purchase the Company’s common stock, which were purchased to hedge against potential dilution upon conversion of the 2018 Convertible Notes, as discussed in Note 9, are not considered in calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive. Upon exercise, the call options will mitigate the dilutive effect of the 2018 Convertible Notes.

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

2.     ACQUISITION OF ACTIENT

The Company views the acquisition of Actient on April 26, 2013 as a major step forward in its strategy to expand its specialty therapeutic offerings and expects to benefit from greater leverage in its commercial infrastructure and significant cross-selling opportunities. The total consideration for Actient included base cash consideration of $585,000 plus adjustments for working capital and cash acquired, contingent consideration based on future sales of certain acquired products, and the issuance of 1,250,000 warrants to purchase the Company common stock. The Company funded the cash payments with cash on hand and a $225,000 senior secured term loan (the “Term Loan”) (see Note 8).

The following table summarizes the fair value of the total consideration at April 26, 2013:

Total
Acquisition-
Date
Fair value
Base cash consideration	$585,000
Cash and working capital adjustment	15,431
Contingent consideration	40,958
Warrants	12,000
Total consideration	653,389
Consideration representing compensation	(8,309)
Consideration allocated to net assets acquired	$645,080

The above consideration representing compensation is the amount payable to former management of Actient upon completion of their retention period with the Company. This amount will be amortized to expense by the Company as compensation cost over such retention period.

The above contingent consideration represents a risk adjusted net present value relating to the following cash payments on achievement of the following sales milestones for Actient urology products as defined in the purchase agreement:

•                  $15 million if cumulative net sales of Actient’s urology products from and after the Closing equal $150 million;

•                  $10 million if cumulative net sales of Actient’s urology products during the twelve-month period commencing May 1, 2013 exceed $150 million; and

$25 million if cumulative net sales of Actient’s urology products during the twenty four month-period commencing May 1, 2013 exceed $300 million.

The warrants issued in the acquisition have a strike price of $17.80 and a ten year life. The fair value assigned to the warrants was determined using the Black-Scholes valuation model, applying an expected term of ten years equal to the life of the warrants, the Company’s historical volatility of 50% as the expected volatility, a ten year risk-free interest of 1.70% and an expected zero percent dividend yield.  In accordance with governing accounting guidance, the Company concluded that the warrants were indexed to our stock and therefore they have been classified as an equity instrument.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

The Company has preliminarily valued the acquired assets and liabilities based on their estimated fair value. These estimates are subject to change as additional information becomes available, including finalization of certain tax matters and finalization of the working capital adjustment. The preliminary fair values included in the balance sheet as of June 30, 2103 are based on the best estimates of management. The completion of the valuation may result in adjustments to the carrying value of Actient’s assets and liabilities, revision of useful lives of intangibles assets, the determination of any residual amount that will be allocated to goodwill and the related tax effects. The related amortization of acquired assets is also subject to revision based on the final valuation. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the April 26, 2013 acquisition date.

The following table summarizes the estimated fair values of the net assets acquired.

April 26,
2013
Cash	$11,514
Accounts recievable, trade	25,631
Inventory	21,704
Prepaid expenses and other current assets	4,061
Property and equipment	3,028
Purchased intangibles	667,000
Goodwill	113,369
Other long-term assets	6,116
Total assets acquired	852,423
Contingent consideration assumed	(72,900)
Other liabilities assumed	(29,906)
Deferred tax liabilities	(104,537)
Total net assets acquired	$645,080

The purchased intangibles represent acquired product rights. The costs of these purchased product rights are being amortized to income on a straight-line basis over the below disclosed estimated lives and are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recovered. The following is a summary of the fair value assigned to the product rights acquired and the amortization period assigned to these rights.

	Fair value	Estimated life in years
TESTOPEL	$491,000	12
Edex	70,000	11
Timm Medical	23,000	10
Striant	8,000	10
Theo-24	39,000	9
Semprex-D	32,000	10
Other products	4,000	2
Total	$667,000

The contingent consideration assumed is earn-out consideration relating to acquisitions that were previously undertaken by Actient and principally represent royalties on future sales of Actient products. Of the amount shown in the above summary of net assets, $60,848 and $7,052 represent royalties payable on future sales of TESTOPEL and Edex, respectively. The TESTOPEL obligation is a 12% royalty payable on net sales of TESTOPEL through December 31, 2017, at which time such royalty obligation ceases. The Edex obligation is a 15% royalty payable on annual net sales in excess of $20,000. The Edex obligation will cease upon a generic market launch. The remaining amount of contingent consideration represent 6% to 15% royalty obligations on various Actient products, of which approximately $3,000 of such royalty obligation will cease in November 2013, and certain milestone obligations associated with the Company launch of implantable TRT products defined in Actient’s purchase agreements.

The difference between the total consideration and the fair value of the net assets acquired of $113,369 was recorded to Goodwill in the Consolidated balance sheet. This goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, principally representing the tax attributes of the acquisition and certain operational synergies. Approximately $400,000 of the intangibles and Goodwill are expected to be deductible for tax purposes.

In accordance with the relevant accounting guidance, goodwill is not amortized. However, it must be assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. The balance of Goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief decision maker manages the Company. For purposes of assessing the impairment of goodwill, the Company uses its market capitalization as an input to its determination of fair value. If the carrying amount of the net assets of the Company exceeds the fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any.

The operating results of Actient are reported in the Company’s financial statements beginning on April 26, 2013. The following table provides pro forma results of operations for the three and six month periods ended June 30, 2013 and 2012, as if Actient had been acquired as of January 1, 2012, and both the issuance of the Term Loan and the 2018 Convertible Notes used to fund the Transaction had also occurred on January 1, 2012. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the integration of Actient.  Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or which may occur in the future.

	Unaudited pro forma consolidated results
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenues	$115,113	$108,620	$215,830	$212,129
Net income (loss) attributable to the Company	$(33,964)	$(23,349)	$(36,612)	$19,388
Net income (loss) per common share-
Basic	$(0.69)	$(0.48)	$(0.74)	$0.40
Diluted	$(0.69)	$(0.47)	$(0.74)	$0.39

3.     MERGER TRANSITION AND RESTRUCTURING ACTIVITIES

As discussed in Note (2), $8,309 of the Actient purchase consideration represents compensation payable to former Actient management upon completion of their retention period with the Company. This amount was recorded as a prepaid asset as of the date of the acquisition and is being amortized to expense as compensation cost over such retention period. As of June 30, 2013, $6,902 of this merger consideration has been expensed and the remainder of this prepaid will be expensed in the third quarter of 2013. If any of this management holdback of consideration is forfeited by the former Actient management as a result of their failure to complete the required retention period, such consideration will revert to the previous owners of Actient.

In connection with the acquisition of Actient, the Company undertook actions to realign its sales,  sales support, and management activities and staffing which included severance benefits to former Actient employees. For former Actient employees that have agreed to continue employment with the Company for a merger transition period, the severance payable upon completion of their retention period is being expensed over their respective retention period. All severance obligations are expected to amount to $6,360, of which during the three and six months ended June 30, 2013 $3,123 has been expensed and $210 had been paid.

4.     FAIR VALUE MEASUREMENTS

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

The following tables present the Company’s fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$29,881	$29,881	$0	$0
Short-term investments	44,697	12,034	32,663	0
Total financial assets	$74,578	$41,915	$32,663	$0

Liabilities
Contingent consideration	$112,392	$0	$0	$112,392

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$35,857	$35,857	$0	$0
Short-term investments	121,573	31,459	90,114	0
Long-term investments:
Auction rate securities	1,442	0	0	1,442
Total financial assets	$158,872	$67,316	$90,114	$1,442

Liabilities
Contingent consideration	$0	$0	$0	$0

Financial assets

The Company considers its short-term investments to be “available for sale” and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at June 30, 2013 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $225 as of June 30, 2013.

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

There was no Level 3 financial asset activity during the three months ended June 30, 2013. The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the six months ended June 30, 2013:

Long -term Investments	Six months ended June 30, 2013

Beginning balance	$1,442
Transfers into Level 3	0
Sales and redemptions of securities	(1,528)
Unrealized gain- included in other comprehensive income	86
Ending balance	$0

Total realized loss on sale of securities included in Investment income (loss), net for the period	$(72)

There were no transfers between Level 1 and 2 during the six months ended June 30, 2013.

Contingent consideration

The Level 3 liability is contingent consideration related to the acquisition of Actient described in Note 2. Fair value is determined based on assumptions and projections relevant to revenues and discounted cash flow model using a risk-adjusted discount rate of 14%. Assumptions include the expected value of royalties and milestone payments due on estimated settlement dates, volatility of product supply, demand and prices, and the Company’s cost of money. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to the updated assumptions and estimates are recognized in the consolidated statements of operations.

The table below provides a rollforward of the fair value of contingent consideration since the Actient acquisition date:

Contingent consideration

Fair value at date of Actient acquisition, April 26, 2013	$113,858
Change in contingent consideration charged to operations	2,258
Payments of contingent consideration	(3,724)
Fair value at June 30, 2013	$112,392

Debt outstanding

Management estimates that the fair value of the Term Loan outstanding at June 30, 2013 approximates its principal value of $222,188 based upon market interest rates (a Level 2 fair value measurement). The fair value of the 2018 Convertible Notes at June 30, 2013 approximates its par value of $350,000 based on active trading activity in this security (a Level 1 fair value measurement).

5.     INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2013	2012
Raw materials	$7,106	$8,183
Work-in-process	70,918	53,037
Finished goods	19,930	10,611
	97,954	71,831
Inventories, current	40,261	22,134
Inventories, non-current	$57,693	$49,697

Inventories, current at June 30, 2013 include $1,535 of XIAFLEX bulk inventories held by Pfizer, Inc. for packaging and labeling as discussed in Note 7, Pfizer Agreement Transition.

The Company recorded the acquired Actient inventories at their fair value, which required a step-up in value of $11,704 to record the acquired inventories at their net realizable value. As the acquired inventories are sold, this step-up in value is recorded as cost of goods sold in the Consolidated Statement of Operations. During the three months ended June 30, 2013, $4,495 of the inventory step-up was recognized as Cost of goods sold.

6.              ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2013	2012
Payroll and related expenses	$16,568	$15,048
Royalty expenses	10,171	10,949
Research and development expenses	6,137	2,972
Sales and marketing expenses	10,613	8,017
Rebates, discounts and returns accrual	41,158	38,066
Accrued interest	2,188	0
Purchase option payable	7,000	0
Other	16,672	5,688
	$110,507	$80,740

7.                    PFIZER AGREEMENT TRANSITION

In December 2008, the Company entered into a development, commercialization and supply agreement with Pfizer, Inc. (“Pfizer”) (the “Pfizer Agreement”). Under the Pfizer Agreement, the Company granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAPEX (the European Union tradename for XIAFLEX) for the treatment of Dupuytren’s contracture (“Dupuytren’s”) and, if approved, Peyronie’s disease (“Peyronie’s”) in the European Union (the “EU”) and certain Eurasian countries listed therein (collectively, the “Territory”).  On November 6, 2012, the Company and Pfizer (together the “Parties”) entered into an amendment (the “Pfizer Amendment”) to the Pfizer Agreement in which the Parties agreed to mutually terminate the Pfizer Agreement, effective April 24, 2013 (the “Termination Date”). Prior to the Termination Date, the parties continued to perform all of their obligations as described in the Pfizer Agreement.  After April 24, 2013, all rights held by Pfizer to commercialize XIAPEX and the responsibility for regulatory activities for XIAPEX in the Territory reverted, at no cost, to the Company. In addition, Pfizer maintained, as provided in the Pfizer Agreement, the right to sell its remaining XIAPEX inventory for the six month period following the Termination Date so long as Pfizer continued to make the commercialization and royalty payments on such sales that were established pursuant to the Pfizer Agreement.

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

8.                    TERM LOAN

In order to partially fund a portion of the costs and related expenses of the acquisition of Actient described in Note (2), the Company entered into a Term Loan agreement with a syndicate of banks to borrow $225,000 in principal value. The original issue discount together with issuance costs of the Term Loan, amounting to $10,965, is being accreted to Interest expense over the stated term of the loan agreement and the unamortized balance has been deducted from the Term Loan balance shown in the Balance Sheet.

The Term Loan  is collateralized by a first priority security interest on certain real and all personal property of the Company and certain of its subsidiaries including (i) a pledge of all of the equity interests held by the Company and such subsidiaries and (ii) a lien encumbering all intellectual property owned by the Company and such subsidiaries.  The obligations of the Company and such subsidiaries under the Credit Agreement are unconditionally cross guaranteed by the Company and such subsidiaries.

The Term Loan principal must be repaid in equal quarterly installments of 1.25% per quarter commencing on June 30, 2013, with the remainder of the borrowings to be paid on the maturity date, unless otherwise prepaid prior to such date in accordance with the terms of the Term Loan. The principal amount outstanding is subject to mandatory prepayment from excess positive cash flow and upon the happening of certain events including: (i) receipt of net cash proceeds from dispositions; (ii) receipt of net cash proceeds from the sale or issuance of debt or equity; and (iii) receipt of proceeds from casualty and condemnation events, in each case subject to certain limitations and conditions set forth in the Term Loan. The Company can elect loans to bear interest at a rate equal to either Base Rate (as defined in the agreement) or LIBOR, plus a margin.  The Base Rate interest rate margin is 4.00% and the LIBOR interest rate margin is 5.00%. The agreement also establishes a floor rate for both the Base Rate and LIBOR options. As of the date hereof, the Company has elected to base the interest rate of the borrowings on LIBOR. As of June 30, 2013, the total interest rate on the Term Loan principal was 6.25%.

The Term Loan contains no financial covenants but contains usual and customary operating and restrictive covenants for a facility of this type. Events of default under the Term Loan are also usual and customary for transactions of this type. As of June 30, 2013, the Company was in compliance with Term Loan covenants.

9.                      SENIOR CONVERTIBLE NOTES

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

Prior to July 15, 2018, the 2018 Convertible Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2013 (and only during such fiscal quarter), if the last reported sale price of the Company common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “ 2018 Convertible Notes Measurement Period”) in which, for each trading day of such 2018 Convertible Notes Measurement Period, the trading price per $1,000 principal amount of 2018 Convertible Notes on such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of June 30, 2013, none of the conditions allowing holders of the 2018 Convertible Notes to convert had been met.

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

10.               STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2004 Equity Compensation Plan, as amended (the “2004 Plan”), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors, consultants and advisors who provide services. As of June 30, 2013, the Company had granted non-qualified stock options and stock awards under the 2004 Plan. At June 30, 2013, there were 2,923,032 shares available for future grants under the 2004 Plan.

(a)         Stock Option Information

During the six months ended June 30, 2013, the Company granted non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. These options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the

Company on the respective dates that the options were granted and they vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the six month period ended June 30, 2013:

	Six Months Ended June 30, 2013
			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Stock options	Shares	price	life (in years)	value
Options outstanding:
Outstanding at December 31, 2012	6,626,176	$22.50
Granted	1,106,309	17.56
Exercised	(4,600)	14.14
Forfeited	(208,090)	26.01
Outstanding at June 30, 2013	7,519,795	21.68	7.19	$5,243
Exercisable at June 30, 2013	3,995,439	23.35	5.85	4,948

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $16.63 as of June 30, 2013, that would have been received by the option holders had all option holders exercised their options as of that date. During the three months ended June 30, 2013, total intrinsic value of options exercised was $15. As of June 30, 2013, exercisable options to purchase 958,413 shares of the Company’s common stock were in-the-money.

(b)         Stock Awards

During the six months ended June 30, 2013, the Company granted a total of 140,550 performance-based restricted stock unit awards to certain officers. The right to receive shares of common stock will be earned (subject to vesting) upon attainment of two performance goals, weighted as follows: 50% weighting on attaining a specified level of net income for the year ending December 31, 2013 and 50% weighting based upon the timing of approval, and labelling required, by the U.S. Food and Drug Administration (the “FDA”) for the supplemental Biologic License Application (“sBLA”) for XIAFLEX for Peyronie’s disease. The number of shares of restricted stock units earned will vest 33% on the date of determination that the performance goal is achieved with an additional 33% vesting on the first anniversary, and the remaining balance vesting on the second anniversary, of the date of determination for the performance goal achievement. As of June 30, 2013, management estimates that the issuance of approximately 47,000 shares of restricted stock is probable under these awards.

In addition to an annual grant of stock options, during the six months ended June 30, 2013, the Company granted 282,360 restricted share units to employees. These restricted share units vest ratably over four years at one year intervals from the grant date. Upon vesting, each restricted share unit is converted into one share of the common stock of the Company.

(c)          Restricted Stock

During the six months ended June 30, 2013, the Company granted to members of the Board of Directors 10,000 restricted shares and 20,000 deferred stock units. These awards will vest on the date of the 2014 annual shareholders meeting, assuming continued service of the grantee.

The following table summarizes the restricted stock activity for the six-month period ended June 30, 2013:

		Weighted
		average
		grant-date
	Shares	fair value
Nonvested at December 31, 2012	48,700	$23.76
Issued	10,000	14.37
Vested	(34,490)	24.16
Cancelled	(250)	24.62
Nonvested at June 30, 2013	23,960	19.27

(d)         Valuation Assumptions and Expense Information

Total stock-based compensation costs charged against income for the six months ended June 30, 2013 and 2012 amounted to $7,976 and $7,572, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $5,709 at June 30, 2013 and $4,866 at December 31, 2012, respectively.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average assumptions:
Expected life of options (in years)	6.33	6.34	6.27	6.26
Risk-free interest rate	1.26%	0.97%	1.17%	1.04%
Expected volatility	48.17%	50.24%	48.83%	50.74%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

During the six months ended June 30, 2013, the weighted-average grant-date fair value of options granted was $8.40. As of June 30, 2013, there was approximately $29,700 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.61 years.

11.               INCOME TAXES

The Company’s effective income tax rate benefits were 261.9% and 212.7% for the three months and six months ended June 30, 2013, respectively.  These effective income tax rates results from the reversal of a portion of the valuation allowance against the Company’s deferred tax assets, net of recognition of income taxes on current income in certain state jurisdictions and certain discrete items of tax.

The effective income tax rates were 0.0% and 0.0% for the three months and six months ended June 30, 2012, respectively, as a result of the full valuation allowance.

Since inception through March 31, 2013, the Company has maintained a full valuation allowance equal to its cumulative net deferred tax assets given its history of operating losses. During the second quarter of 2013, in conjunction with the accounting associated with the Actient acquisition described in Note (2), the Company recorded deferred tax liabilities related to differences between the book basis and the tax basis of the Actient amortizable assets. These deferred tax liabilities will serve as reversible temporary differences that give rise to future taxable income and, therefore, they serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company. Solely on this basis, management determined that it is more likely than not that a portion of its valuation allowance was no longer required.  As a result of the release of the valuation allowance, the Company recorded a tax benefit of $92,607 in the Consolidated statement of operations for the three and six month periods ended June 30, 2013 and an additional tax benefit of $1,295 in Additional paid-in capital related to the 2018 Convertible Notes.

Additionally, as a result of the purchase accounting adjustments discussed above, the Company is establishing deferred tax liabilities of $10,635 for certain state jurisdictions.  These deferred tax liabilities result from the differences between the book and tax basis of certain Actient amortizable assets in jurisdictions in which there are no offsetting deferred tax assets.

Because the Actient acquisition deferred tax liabilities are provisional amount that are subject to the finalization of the purchase accounting, this tax benefit may be revised during the acquisition measurement period as explained in Note (2). Since the Company has only looked to reversible taxable differences and feasible tax-planning strategies in assessing the need for the valuation allowance, a portion of its deferred tax assets are not more likely than not to be utilized and remain offset by a valuation allowance. On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will not be realized.  In the event the Company determines at a future time that it would realize additional deferred tax assets, the Company will decrease its deferred tax asset valuation allowance and record an income tax benefit in the period when the Company makes such determination.

12.               LITIGATION

Hatch-Waxman Litigation

Testim, XIAFLEX, TESTOPEL, Edex®, and the Company’s other marketed products are approved under the provisions of the U.S. Food, Drug and Cosmetic Act that renders each susceptible to potential competition from generic manufacturers via the Abbreviated New Drug Application (“ANDA”) procedure or the 505(b)(2) New Drug Application (“505(b)(2) NDA”) procedure. Generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the drug product.

The ANDA procedure and the 505(b)(2) NDA procedure include provisions allowing generic manufacturers to challenge the effectiveness of the innovator’s patent protection long before the generic manufacturer actually commercializes their products through the paragraph IV certification procedure. In recent years, generic manufacturers have used paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue and to implicate drug products with even relatively small total revenues.

TESTOPEL and Edex and certain other of the Company’s products do not currently have any patent protection and, as a result, potential competitors face fewer barriers in introducing competing products.  Therefore, the Company must rely on trade secrets and other unpatented proprietary information in order to obtain a competitive advantage, which it may be unable to do. While the Company attempts to protect its proprietary information as trade secrets effectively, the Company cannot guarantee that the measures it has taken will provide effective protection for its proprietary information. It is possible that the Company’s competitors will independently develop products that compete with TESTOPEL and Edex and certain other of its products.

Upsher-Smith Litigations

The Company is currently engaged in separate litigations with Upsher-Smith Pharmaceuticals, Inc. (“Upsher-Smith”) in Federal court in Delaware regarding Upsher-Smith’s attempts to bring a generic testosterone gel product to market via an ANDA or 505(b)(2) NDA using Testim as its reference listed drug.  Upsher-Smith will not be able to lawfully launch a generic or branded generic version of Testim in the U.S. without the necessary approval from the FDA.  The previously pending ANDA litigation in Federal court in New Jersey was dismissed in March 2013, and, although Upsher-Smith initially appealed, the Company and Upsher-Smith have since jointly agreed to dismiss the appeal.  We refer to the ANDA litigation in Delaware as the “Delaware Upsher-Smith ANDA Litigation”, the 505(b)(2) NDA litigation in Delaware as the “Delaware Upsher-Smith 505(b)(2) NDA Litigation”, the litigation in New Jersey as the “New Jersey Upsher-Smith ANDA Litigation”, and all three of them collectively as the “Upsher-Smith Litigations”.

Delaware ANDA

In October 2008, the Company and its licensor, CPEX Pharmaceuticals, Inc. (FCB I LLC’s (“FCB”) predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ‘968 Patent. Shortly after, the Company commenced the Delaware Upsher-Smith ANDA Litigation.  Although it would seem unlikely based on (i) the FDA’s public statements in its responses to the Citizen’s Petitions submitted by each of the Company and AbbVie Inc. (“AbbVie”) and (ii) Upsher-Smith’s public stance that its generic product has different penetration enhancers than Testim, the FDA could approve the generic product proposed in Upsher-Smith’s ANDA. With FDA approval, even if the Delaware Upsher-Smith ANDA Litigation remains pending, Upsher-Smith may nevertheless choose to launch this generic product at risk of infringing the ‘968 patent.  Although administratively closed in December 2011, the Delaware Upsher-Smith ANDA Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ‘968 Patent or that the ‘968 Patent is invalid and/or unenforceable.  All discovery obligations of the parties continue to be in effect.   In April 2012, the Company and FCB received a notice from Upsher-Smith in connection with its ANDA advising the Company and FCB of Upsher-Smith’s Paragraph IV certification relating to the eight additional patents listed in the Orange Book in addition to the ‘968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents and that those patents are invalid.  A tenth U.S. patent issued to FCB on May 15, 2012 and was listed in the Orange Book.

New Jersey ANDA

On March 27, 2013, the Company and FCB learned that Judge Linares of the United States District Court for the District of New Jersey ruled in favor of Auxilium and FCB on their motion to dismiss the lawsuit previously filed by Upsher-Smith on September 10, 2012.  On April 25, 2013, Upsher-Smith filed a Notice of Appeal, appealing the dismissal to the United States Court of Appeals for the Federal Circuit.  On June 14, 2013, the Court dismissed the appeal pursuant to a joint motion filed by us and Upsher-Smith, thereby terminating the lawsuit.  The lawsuit had sought a declaration of non-infringement and/or invalidity of FCB’s U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  All of the eight referenced patents cover our Testim® 1% testosterone gel, and the eight referenced patents are among the ten FCB patents covering Testim that are currently listed in the Orange Book.  The referenced patents will expire between 2023 and 2025.

Delaware 505(b)(2) NDA

On or about December 28, 2012, the Company and FCB became aware of a notice from Upsher-Smith that advised the Company and FCB of Upsher-Smith’s filing of a 505(b)(2) NDA containing a Paragraph IV certification under 21 U.S.C. Section 314.52(c) for testosterone gel (the “Upsher-Smith NDA”). This Paragraph IV certification notice refers to the ten U.S. patents, covering Testim, that are listed in the Orange Book.  These ten patents are owned by FCB and are exclusively licensed to Auxilium and will expire between 2023 and 2025.  Upsher-Smith may seek to have any drug approved under the Upsher-Smith NDA as a generic or branded generic version of Testim.  On January 28, 2013, the Company and FCB filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel.  A hearing on Upsher-Smith’s previously filed motion for summary judgment was held on June 28, 2013, and by request of the Court, the parties submitted additional briefing in the weeks following the hearing.  The Company is currently awaiting a ruling from the Court which the Company believes could come as early as during the third quarter of 2013.   If summary judgment is granted, Upsher-Smith could launch a 1% testosterone gel product using Testim as the reference drug immediately after such ruling, if it receives approval by the FDA.  If summary judgment is not granted, the trial is currently scheduled to commence in June 2014.

On March 26, 2013, the Company submitted a Citizen’s Petition to the FDA with respect to Upsher-Smith’s 505(b)(2) NDA referencing Testim.  The Company requested that, in the event of FDA approval of the Upsher-Smith 505(b)(2) NDA, the FDA: (i) refrain from designating Upsher-Smith’s testosterone gel as therapeutically equivalent to Testim and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels.  Since any such approval by the FDA would be pursuant to a 505(b)(2) NDA and not pursuant to an ANDA, it is unclear at this time whether such an Upsher-Smith product would receive a therapeutically equivalent rating to Testim or a different rating.

Watson Litigation

ANDA Litigation with Watson

On May 24, 2012, the Company and FCB filed a lawsuit against Watson Pharmaceuticals, Inc. (now known as Actavis, Inc.) (“Watson”) for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel (the “Watson Litigation”).  The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012 in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of an ANDA for a generic 1% testosterone gel product.  This letter also stated that the ANDA contained Paragraph IV certifications with respect to the nine patents listed in the Orange Book on that date as covering Testim.  The Company’s lawsuit filed against Watson involves those nine patents, as well as a tenth patent covering Testim that was issued on May 15, 2012 and is listed in the Orange Book.

Other Matters

The Company is also party to various other actions and claims arising in the normal course of business that it does not believe are material.  The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the its financial position or the manner in which the Company conduct its business. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to its financial position, any such loss could have a material adverse effect on its results of operations or the manner in which the Company conducts its business in the period(s) during which the underlying matters are resolved.

13.               SUBSEQUENT EVENTS

On July 15, 2013, the Company and Swedish Orphan Biovitrum AB (publ) (“Sobi”) announced that they had entered into a collaboration agreement (the “Sobi Agreement”). Under the Sobi Agreement,

Sobi was granted the right to develop and commercialize XIAPEX for the treatment in humans of Peyronie’s Disease, if approved, and Dupuytren’s Contracture in 28 European Union member countries, Switzerland, Norway, Iceland, 18 Central Eastern Europe/Commonwealth of Independent countries, including Russia and Turkey, and 22 Middle Eastern & North African countries.  Under the terms of the Sobi Agreement, the Company expects to receive significant tiered royalties within the range of 55-65%, 50-60% and 45-55% based on sales of XIAPEX in Sobi’s territories, which will also cover payment for product supply.  The tiered royalty percentages will decrease by approximately 10% upon the occurrence of certain manufacturing milestones or July 1, 2016, whichever is earlier.  Additionally, Sobi could make up to $40 million in potential sales milestone payments to the Company. For a further description of the Sobi Agreement, please see the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2013.

On July 31, 2013, the Company and GlaxoSmithKline LLC (‘GSK”) agreed to mutually terminate their co-promotion agreement for the sale of Testim. As a result, the Company reversed to income for the three and six months ended June 30, 2013 the $1,015 accrual recorded in 2012 for post-expiration obligations to GSK.

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

In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements.  Such risks and uncertainties include, among other things:

•                  our ability to integrate the operations of Actient Holdings LLC (“Actient”) and its subsidiaries into our operations successfully and efficiently;

•                  our ability to materialize the synergies and benefits, including revenue and profits growth, from the acquisition of Actient;

•                  the risks or costs associated with the Actient acquisition being greater than we anticipate;

•                  the risks associated with entering the medical device business as a result of the Actient acquisition;

•                  the commercial success of our products in the U.S. and, through our collaborators, internationally;

•                  achieving greater market acceptance of our products by physicians and patients;

•                  obtaining and maintaining third-party payor coverage and reimbursement for our products and, if approved, our product candidates;

•                  obtaining approval from the U.S. Food and Drug Administration (“FDA”) for XIAFLEX for the treatment of Peyronie’s disease;

•                  the size of addressable markets for our products and product candidates;

•                  maximizing revenues of our products in the currently approved indications;

•                  competing effectively with other products in our products’ therapeutic areas, including potential generic and branded generic competition;

•                  our ability to successfully defend our intellectual property, including the various litigations regarding Testim in which we are currently involved;

•                  growth in sales of our products;

•                  growth of the overall testosterone replacement therapy (“TRT”) and erectile dysfunction (“ED”) markets;

•                 the ability to manufacture or have manufactured our products and other product candidates in commercial quantities at reasonable costs and compete successfully against other products and companies;

•                  the ability to leverage our investment in our sales force, as well as our expertise in clinical development and regulatory strategy, with the addition of new products;

•                  the availability of and ability to obtain additional funds through public or private offerings of debt or equity securities;

•                  the ability to service all of our outstanding indebtedness;

•                  obtaining and maintaining all necessary patents or licenses;

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

•                  our ability to forecast our performance accurately; and

•                  one-time events.

These risks and uncertainties are not exhaustive.  For a more detailed discussion of risks and uncertainties, see “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 29, 2013, and “Item 1A — Risk Factors” of Part II of this Quarterly Report.  Other sections of this Quarterly Report and our other SEC filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects.  Moreover, we operate in a very competitive and rapidly changing environment.  Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements.  We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws.  We qualify all forward-looking statements by these cautionary statements.

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

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences.  For the quarter ended June 30, 2013, we reported net revenues of $100.5 million, compared to net revenues of $78.2 million in the second quarter of 2012, an increase of 29%.  For the second quarter of 2013, XIAFLEX U.S. net revenues increased by 26% over the comparable 2012 period and U.S. Testim net revenues decreased by 15%.  Revenues from our recently acquired subsidiary, Actient, resulted in sales for the period of April 26, 2013 (the date we purchased Actient) through June 30, 2013 of $27.3 million.  We reported net income of $57.1 million, or $1.16 per share basic and $1.15 per share fully diluted for the second quarter of 2013, compared to a net income of $7.7 million, or $0.16 per share (basic and fully diluted), reported for the second quarter of 2012.  The results for the quarter ending June 30, 2013 included a $92.4 million tax benefit recorded as a result of the Actient acquisition.  As of June 30, 2013, we had $74.6 million in cash, cash equivalents and short-term investments, compared to $157.4 million at December 31, 2012, and outstanding debt of $288.2 million ($350 million at par value) in the form of the 2018 Convertible Notes and $211.7 million ($222.2 million par value) in a senior secured term loan (the “Term Loan”).

We are a fully integrated company and had approximately 615 employees at the end of the first six months of 2013, including approximately 328 employees in our commercial organization, 137 employees in manufacturing and quality, 67 employees in research and development and 83 employees in administrative support.

We currently market 11 products in the urology, orthopedic and respiratory areas in the U.S. and, where indicated below, internationally through our respective collaborators:

•                  Testim® 1% (testosterone gel) for the topical treatment of hypogonadism;

•                        Ferring International Center S.A. (“Ferring”) markets Testim in certain countries of the EU and Paladin Labs Inc. (“Paladin”) markets Testim in Canada;

•                  TESTOPEL®, a long-acting implantable TRT product;

•                  Edex® the leading branded non-oral drug for ED;

•                  Osbon ErecAid®, the leading device for treating ED;

•                  Striant®, a buccal delivery system for TRT;

•                  XIAFLEX® for the treatment of adult Dupuytren’s contracture patients with a palpable cord;

•                        Swedish Orphan Biovitrium AB (“Sobi”) has marketing rights for XIAPEX® (the EU tradename for collagenase clostridium histolyticum) in 71 Eurasian and African countries;.

•                        Asahi Kasei Pharma Corporation (“Asahi Kasei”) has development and commercial rights for XIAFLEX in Japan; and

•                        Actelion Pharmaceuticals Ltd (“Actelion”) has development and commercial rights for XIAFLEX in Canada, Australia, Brazil and Mexico.

•                  Five non-promoted products, including the following two respiratory products:

•                        Theo-24® for the treatment of COPD and asthma; and

•                        Semprex-D®, for the treatment of seasonal allergic rhinitis.

We promote our six promoted products through three focused sales forces, totaling approximately 255 sales representatives.  These sales forces are now organized as follows:

•                  Team Primera consists of approximately 150 territories and is responsible for Testim and Edex;

•                  Team Innovia consists of approximately 60 territories and is responsible for selling TESTOPEL and Osbon ErecAid.  Team Innovia will also have primary responsibility for selling XIAFLEX in Peyronie’s disease, if approved by the FDA.

•                  Team Agilis consists of 47 territories and is responsible for selling XIAFLEX in Dupuytren’s contracture.

For the period covered by this Report, our pipeline included:

CCH

Phase III:

• XIAFLEX for the treatment of Peyronie’s disease with our sBLA having been accepted for filing in December 2012 with a PDUFA date scheduled for September 6, 2013

Phase II:

• XIAFLEX for the treatment of Adhesive Capsulitis, commonly known as Frozen Shoulder syndrome, with top-line data reported in the first quarter of 2013 and the initiation of a later stage study for the treatment of Frozen Shoulder syndrome in the fourth quarter of 2013

• XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy with top-line data having been reported in the fourth quarter of 2012 and the initiation of a Phase IIa trial expected to commence in the second half of 2013

Testosterone

We expect to commence clinical studies in 2013 for our high concentration testosterone gel product.

Our vision is to build a rapidly growing, profitable and sustainable biopharmaceutical company.

To achieve this vision we plan to:

• maximize revenues of our products in the currently approved indications;

• execute a successful launch of XIAFLEX for the treatment of Peyronie’s disease, if approved by the FDA;

• deliver on our current product pipeline;

• build out our business and development pipeline in specialty therapeutic areas through corporate development and licensing activities, such as the recent acquisition of Actient; and

• continue our focus on financial discipline.

In the short term, we plan to focus on commercial execution with respect to our promoted products, successfully launching XIAFLEX for Peyronie’s disease, if approved by the FDA, successfully integrating the operations of Actient, bringing additional indications for XIAFLEX/CCH to market, and pursuing opportunities for growth through in-licensing or acquisition activities in our current or additional specialty therapeutic areas. We believe that we are well positioned to be a profitable and sustainable specialty biopharmaceutical company by executing on these core strategic initiatives. We believe that we can further leverage our sales forces and our expertise in clinical development and regulatory strategy with the addition of new products. We plan to be opportunistic and nimble with respect to corporate development and licensing opportunities, as we believe our recent acquisition of Actient demonstrates. We will continue to explore opportunities to add marketed products and/or product opportunities that we believe represent a good strategic fit and are fiscally responsible. Although we may seek products that have a therapeutic fit with our current products and product candidates, we believe that the core competencies we have with respect to drug development and commercialization can be applied to a number of other specialty focused therapeutic areas.

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

Recent Developments

On August 1, 2013, we and GlaxoSmithKline LLC announced the mutual termination of our U.S. co-promotion of Testim for the treatment of male hypogonadism, effective August 2, 2013.

On August 1, 2013, we also announced that we had finalized our plans for our new sales force allocation.  Moving forward, we will utilize three field forces with a total of approximately 255 sales representatives.  The Primera sales force will consist of approximately 150 territories and will be responsible for Testim and Edex.  The Innovia sales force will consist of approximately 60 territories and will be responsible for selling Testopel and Osbon ErecAid.  The Innovia team will also have primary responsibility for selling XIAFLEX in Peyronie’s disease, assuming this indication receives approval by the U.S. FDA.  The Agilis sales force will be responsible for selling XIAFLEX in Dupuytren’s contracture and will consist of approximately 47 territories.

On July 15, 2013, we and Sobi announced a long-term collaboration for the development, supply and commercialization of XIAPEX® (collagenase clostridium histolyticum) (EU tradename for XIAFLEX) in 71 Eurasian and African countries.  In addition, work is on-going to file for approval of XIAPEX for the treatment of Peyronie’s disease in the EU. Under the terms of the agreement, we expect to receive significant tiered royalties within the range of 55-65%, 50-60% and 45-55% based on sales of XIAPEX in Sobi’s territories, which will also cover payment for product supply.  The tiered royalty percentages will decrease by approximately 10% upon the occurrence of certain manufacturing milestones or July 1, 2016, whichever is earlier.  Additionally, Sobi could make up to $40 million in potential sales milestone payments to us.

In the second quarter of 2013, we completed enrollment for a study with XIAFLEX for the concurrent treatment of multiple palpable cords that, if successful, could allow us to seek FDA approval and expansion of the Dupuytren’s label.  This trial was originally planned as a 600 patient trial, but actual enrollment exceeded 725 patients.  Top-line data from this study is expected by the end of 2013.

On April 29, 2013, we announced the completion of  the acquisition of Actient, a private urology specialty therapeutics company, for $585 million in upfront cash plus certain contingent consideration and warrants to purchase our common stock.

Results of Operations

Three Months Ended June 30, 2013 and 2012

Net revenues.  Net revenues for the three months ended June 30, 2013 and 2012 comprise the following:

	Three months ended June 30,
	2013	2012	Change	% Change
	(in millions)
Testim revenues-
Net U.S. revenues	$53.2	$62.5	$(9.3)	-15%
International revenues	1.2	1.3	(0.1)	-5%
	54.4	63.7	(9.3)	-15%
XIAFLEX revenues-
Net U.S. revenues	15.0	11.9	3.1	26%
International revenues	3.9	2.5	1.4	54%
	18.9	14.4	4.4	31%
Other net U.S. revenues-
TESTOPEL	14.4	—	14.4	N/A
Edex	5.0	—	5.0	N/A
Other	7.8	—	7.8	N/A
	27.3	—	27.3	N/A
Total net revenues	$100.5	$78.2	$22.3	29%

Revenue allowance as a percentage of gross U.S. revenues	31%	33%	-2%

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received on its out-licensing agreements, together with royalties earned on product sales by the licensees.

Testim

The decrease in Testim net U.S. revenues principally due to a loss in market share as a result of the continued efforts of competing products and changes in our managed care coverage.  According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for the second quarter of 2013 decreased 18% compared to the comparable period of 2012. Testim net U.S. producer sales the second quarter of 2013 benefited from an increase in net selling price of 6% compared to 2012 as contract rebates and government health plan charge-backs principally offset the benefit of the cumulative impact of gross price increases.

XIAFLEX

Total revenues for XIAFLEX in the second quarter of 2013 were $18.9 million compared to $14.4 million in the second quarter of 2012. Net revenues for the three months ended June 30, 2013 include $15.0 million of net U.S. product sales of XIAFLEX compared to the $11.9 million recorded in the second quarter of 2012. This increase represents the growth in product shipments. XIAFLEX international revenues for the three months ended June 30, 2013 amounted to $3.9 million compared to $2.5 million recorded in the second quarter of 2012. The increase in XIAFLEX international revenues results from the increase in amortization resulting from the decision with Pfizer to mutually terminate the Pfizer Agreement effective April 24, 2013 and an increase in royalty income on Pfizer sales.

Other net U.S. revenues

Other U.S. net revenues for the three months ended June 30, 2013 are sales of the products we acquired in the April 26, 2013 acquisition of Actient.  We did not have any sales of such products in the prior year since we had not yet acquired Actient.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the second quarter of 2013 compared to that of 2012 decreased due to lower level of allowances on sales of Actient products offset in part by higher levels of managed care contract rebates and government health plan charge-backs on sales of Testim.

Cost of goods sold. Cost of goods sold was $27.2 million and $17.8 million for the three months ended June 30, 2013 and 2012, respectively.  Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended June 30, 2013 compared to 2012 was principally attributable to Actient acquisition, offset in part due to the decrease in Testim units sold.  Gross margin on net revenues was 73% for the quarter ended June 30, 2013 compared to 77% for the comparable period in 2012.  The decrease in the gross margin rate is primarily due to the $4.5 million acquisition accounting step-up of the acquired Actient inventory, a decline in XIAFLEX U.S. product sale margins due to lower production volumes and spending on XIAFLEX manufacturing initiatives, and write-downs of XIAPEX international inventories to estimated net realizable value, offset in part by the higher margin contribution of Actient products before the acquisition accounting step-up.

Research and development expenses. Investments in research and development for the quarter ended June 30, 2013 were $13.6 million, compared to $10.2 million for 2012.  This increase in expense results principally from spending on the ongoing XIAFLEX multi-cord phase III clinical trial for Dupuytren’s contracture, partially offset by lower spending  on  XIAFLEX clinical trials for the treatment of Peyronie’s disease.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $74.9 million for the quarter ended June 30, 2013 compared with $42.6 million for the year-ago quarter. This increase was primarily due to the added expenses of acquired Actient operations, transaction and integration costs of the Actient acquisition and an increase in marketing and advertising spend related to the potential launch, if approved, of XIAFLEX for the treatment of Peyronie’s disease.

Amortization of purchased intangibles.  Amortization of purchased intangibles relates to the amortization of the finite-lived intangible assets acquired in the April, 2013 Actient acquisition.

Change in contingent consideration.  The change in contingent consideration represents change in the fair value of the contingent consideration recorded as part of the April, 2013 Actient acquisition due to the time value of money. This expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving forecasted Actient product revenues on which royalties are payable and the periods in which we estimate sales level milestones will be achieved.

Interest expense.  Interest expense in 2013 represents accrual of the cash interest and the amortization of the debt discount and issuance costs relating to the $350 million aggregate principal amount of the 1.5% Convertible Senior Notes we issued in January 2013 and the $225 million Term Loan facility.

Other income, net.  Other income (expense) relates primarily to interest earned on cash, cash equivalents and short-term investments.

Income tax benefit.  The tax benefit for 2013 represents the $92.6 million release of the valuation allowance for deferred tax assets, net of recognition of income taxes on current income in certain state jurisdictions and certain discrete items of tax. As part of the required accounting for the Actient acquisition, we recorded deferred tax liabilities related to differences between the book basis and the tax basis of certain Actient amortizable assets.  These deferred tax liabilities will serve as reversible temporary differences that give rise to future taxable income and, therefore, they serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company.

Six Months Ended June 30, 2013 and 2012

Net revenues.  Net revenues for the six months ended June 30, 2013 and 2012 comprise the following:

	Six months ended June 30,
	2013	2012	Change	% Change
	(in millions)
Testim revenues-
Net U.S. revenues	$98.5	$120.4	$(21.9)	-18%
International revenues	1.4	2.1	(0.7)	-33%
	99.8	122.4	(22.6)	-18%
XIAFLEX revenues-
Net U.S. revenues	26.9	24.5	2.4	10%
International revenues	12.7	4.9	7.8	160%
	39.6	29.4	10.2	35%
Other net U.S. revenues-
TESTOPEL	14.4	—	14.4	N/A
Edex	5.0	—	5.0	N/A
Other	7.8	—	7.8	N/A
	27.3	—	27.3	N/A
Total net revenues	$166.7	$151.8	$14.9	10%

Revenue allowance as a percentage of gross U.S. revenues	32%	32%	0%

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received through its out-licensing agreements, together with royalties earned on product sales by the licensees.

During the first quarter of 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues and Net income reported for the six months ended June 30, 2012 in the amount of $820.  Management believes this adjustment is not material to the Company’s results of operations for 2012.

Testim

The decrease in Testim net U.S. revenues principally due to a loss in market share as a result of the continued efforts of competing products and changes in our managed care coverage.  According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for the first half of 2013 decreased 17% compared to the comparable period of 2012. Testim net U.S. producer sales the first half of 2013 benefited from an increase in net selling price of 2% compared to 2012 as contract rebates and government health plan charge-backs principally offset the benefit of the cumulative impact of gross price increases.

XIAFLEX

Total revenues for XIAFLEX in the first half of 2013 were $39.6 million compared to $29.4 million in the first half of 2012. Net revenues for the six months ended June 30, 2013 include $26.9 million of net U.S. product sales of XIAFLEX compared to the $24.5 million recorded in the first half of 2012. This increase represents the growth in product shipments. The increase in XIAFLEX international revenues results from the increase in amortization resulting from the decision with Pfizer to mutually terminate the Pfizer Agreement effective April 24, 2013.  There will not be any such amortization applicable to periods after April 24, 2013.

Other net U.S. revenues

Other net U.S. revenues for the six months ended June 30, 2013 are sales of the products we acquired in the April 26, 2013 acquisition of Actient.  We did not have any sales of such products in the prior year since we had not yet acquired Actient.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the first half of 2013 remained level with that of 2012 as a lower level of allowances on sales of Actient products offset higher levels of managed care contract rebates and government health plan charge-backs on sales of Testim.

Cost of goods sold.  Cost of goods sold was $42.3 million and $34.4  million for the six months ended June 30, 2013 and 2012, respectively.  Cost of goods sold reflects the cost of product sold, royalty obligations due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended June 30, 2013 compared to 2012 was principally attributable to the Actient acquisition, offset in part due to the decrease in Testim units sold.   Gross margin on our net revenues was 75 % in the first six months of 2013 compared to 79% in the comparable 2012 period. The decrease in the gross margin rate is primarily due to the $4.5 million acquisition accounting step-up of the acquired Actient inventory, a decline in XIAFLEX U.S. product sale margins due to lower production volumes and spending on XIAFLEX manufacturing initiatives and write-downs of XIAPEX international inventories to estimated net realizable value, offset in part by the benefit of the increased amortization resulting from the Pfizer Agreement termination and the higher margin contribution of Actient products before the acquisition accounting step-up.

Research and development expenses. Research  and development spending for the six months ended June 30, 2013 was $25.5 million, compared to $22.2 million for 2012.  This increase in expense results principally from spending on the ongoing XIAFLEX multi-cord phase III clinical trial for Dupuytren’s contracture, partially offset by lower spending  on  XIAFLEX clinical trials for the treatment of Peyronie’s disease.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $119.2 million for the six months ended June 30, 2013 compared with $89.5 million for the year-ago comparable period. This increase was primarily due to the added expenses of acquired Actient operations, transaction and integration costs of the Actient  acquisition and merger related restructuring expenses.

Amortization of purchased intangibles.  Amortization of purchased intangibles relates to the amortization of the finite-lived intangible assets acquired in the April, 2013 Actient acquisition.

Change in contingent consideration.  The change in contingent consideration represents change in the fair value of the contingent consideration recorded as part of the April, 2013 Actient acquisition due to the time value of money. This expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving forecasted Actient product revenues on which royalties are payable and the periods in which we estimate sales level milestones will be achieved.

Interest expense.  Interest expense in 2013 represents accrual of the cash interest and the amortization of the debt discount and issuance costs relating to the $350 million aggregate principal amount of the 1.5% Convertible Senior Notes we issued in January 2013 and the $225 million Term Loan facility.

Other income, net.  Other income (expense) relates primarily to interest earned on cash, cash equivalents and short-term investments.

Income tax benefit.  The tax benefit for 2013 represents the $92.6 million release of the valuation allowance for deferred tax assets, net of recognition of income taxes on current income in certain state jurisdictions and certain discrete items of tax. As part of the required accounting for the Actient acquisition, we recorded deferred tax liabilities related to differences between the book basis and the tax basis of certain Actient amortizable assets.  These deferred tax liabilities will serve as reversible temporary differences that give rise to future taxable income and, therefore, they serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company.

Liquidity and Capital Resources

We had $74.6 million and $157.4 million in cash, cash equivalents and short-term investments as of June 30, 2013 and December 31, 2012, respectively. We believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations for the next twelve months. We may elect to raise additional funds in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, enhance our ability to acquire businesses or companies or to acquire or in-license approved products or product candidates or technologies for development, and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

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

•                  our ability to successfully market our products;

•                  entry into the marketplace of competitive products, including a generic or branded generic to Testim or a competing product;

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

•                  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including costs associated with the matters described in Part II, Item 1of this Quarterly Report under “Legal Proceedings”, or the outcome of any such matters, or any other matter that may result from a challenge to our intellectual property rights; and

•                  the extent to which we acquire or invest in businesses and technologies.

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

Our Term Loan, filed on April 29, 2013 with the SEC as an exhibit to our Current Report on Form 8-K, generally restricts our ability to raise capital by issuing or incurring more debt or equity.  With respect to debt, we are free to issue or incur up to $25 million in additional indebtedness and certain other limited baskets of indebtedness for specified purposes, but we are generally not permitted to issue or incur additional indebtedness without either the consent of the Term Loan lenders or, in certain circumstances, the satisfaction of a total leverage ratio test which measures our total leverage ratio at the time of the issuance or incurrence of the new indebtedness against our total leverage ratio in effect when we entered into the Term Loan.  With respect to equity, we are generally free to issue annually new capital stock in amounts up to 5% of our consolidated total assets, calculated as of the end of the preceding fiscal year.  If we issue less than that amount in any given year, the difference between that amount and the amount actually issued, if any, is added to the amount permitted to be issued in the next year.  However, our ability to issue disqualified capital stock, which is generally equity with debt-like features (such as certain types of preferred stock and convertible securities), is generally capped at $10 million outstanding at any one time.  The Term Loan also restricts how we may use any additional capital we raise.

Sources and Uses of Cash

Cash used in operations was $4.1 million for the six months ended June 30, 2013 compared to cash provided by operations of $20.2 million for the comparable 2012 period. Cash used in operations in 2013 resulted primarily from the pre-tax operating loss for the period, net of stock compensation and non-cash charges. Cash provided by operations in 2012 resulted primarily from the operating income for the period and the $10.0 million up-front payment received from Actelion, offset by BioSpecifics’ share of this payment amounting to $0.6 million.

Cash used in investing activities was $519.7 million for the six months ended June 30, 2013 compared to cash used of $33.7 million for the six months ended June 30, 2012. Cash used in investing activities for 2013 principally represents $588.9 million of cash paid in the acquisition of Actient and investments in property and equipment, offset by redemptions (net of purchases) of short-term in marketable debt securities. The cash impact of investing activities 2012 relates primarily to purchases, net of redemptions, of short-term investments in marketable debt securities and investments in property and equipment.  Our investments in property and equipment relate primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure for the production of XIAFLEX.

Cash provided by financing activities was $517.9 million and $9.2 million for the six months ended June 30, 2013 and 2012, respectively.  Cash provided by financing activities in 2013 principally represents the net proceeds of $338.9 million and $214.0 million from the issuance of the 2018 Senior Convertible Notes and the Term Loan, respectively, and net payments of $28.5 related to our hedge transactions for the convertible notes. Cash provided by financing activities for 2012 reflects cash receipts from Employee Stock Purchase Plan purchases and from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers and employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

New Accounting Pronouncements

See Note 1(d) - New Accounting Pronouncements to the Company’s Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. There have been no significant changes in our exposure to market risks since December 31, 2012. Refer to “Item 7 A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.

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

Internal control.

The Company acquired Actient on April 26, 2013. The total assets and total revenues of Actient represented approximately 79% and 27%, respectively, of the related consolidated financial statements as of and for the period ended June 30, 2013. As the acquisition occurred in April 2013 and Actient was previously not subject to SOX 404 requirements, the scope of the Company’s assessment of the design and effectiveness of internal control over financial reporting for the fiscal year 2013 will exclude Actient. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Hatch-Waxman Litigation

Testim, XIAFLEX, TESTOPEL, Edex®, and our other marketed products are approved under the provisions of the U.S. Food, Drug and Cosmetic Act that renders each susceptible to potential competition from generic manufacturers via the Abbreviated New Drug Application (“ANDA”) procedure or the 505(b)(2) New Drug Application (“505(b)(2) NDA”) procedure. Generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the drug product.

The ANDA procedure and the 505(b)(2) NDA procedure include provisions allowing generic manufacturers to challenge the effectiveness of the innovator’s patent protection long before the generic manufacturer actually commercializes their products through the paragraph IV certification procedure. In recent years, generic manufacturers have used paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue and to implicate drug products with even relatively small total revenues.

TESTOPEL and Edex and certain other of our products do not currently have any patent protection and, as a result, potential competitors face fewer barriers in introducing competing products.  Therefore, we must rely on trade secrets and other unpatented proprietary information in order to obtain a competitive advantage, which we may be unable to do. While we attempt to protect our proprietary information as trade secrets effectively, we cannot guarantee that the measures we have taken will provide effective protection for our proprietary information. It is possible that our competitors will independently develop products that compete with TESTOPEL and Edex and certain other of our products.

Upsher-Smith Litigations

We are currently engaged in separate litigations with Upsher-Smith Pharmaceuticals, Inc. (“Upsher-Smith”) in Federal court in Delaware regarding Upsher-Smith’s attempts to bring a testosterone gel product to market via an ANDA or 505(b)(2) NDA using Testim as its reference listed drug.  Upsher-Smith will not be able to lawfully launch a generic or branded generic version of Testim in the U.S. without the necessary approval from the FDA.  The previously pending ANDA litigation in Federal court in New Jersey was dismissed in March 2013, and, although Upsher-Smith initially appealed, we and Upsher-Smith have since jointly agreed to dismiss the appeal.  We refer to the ANDA litigation in Delaware as the “Delaware Upsher-Smith ANDA Litigation”, the 505(b)(2) NDA litigation in Delaware as the “Delaware Upsher-Smith 505(b)(2) NDA Litigation”, the litigation in New Jersey as the “New Jersey Upsher-Smith ANDA Litigation”, and all three of them collectively as the “Upsher-Smith Litigations”.

Delaware ANDA

In October 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (FCB I LLC’s (“FCB”) predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ‘968 Patent. Shortly after, we commenced the Delaware Upsher-Smith ANDA Litigation.  Although it would seem unlikely based on (i) the FDA’s public statements in its responses to the Citizen’s Petitions submitted by each of us and AbbVie Inc. (“AbbVie”) and (ii) Upsher-

Smith’s public stance that its generic product has different penetration enhancers than Testim, the FDA could approve the generic product proposed in Upsher-Smith’s ANDA. With FDA approval, even if the Delaware Upsher-Smith ANDA Litigation remains pending, Upsher-Smith may nevertheless choose to launch this generic product at risk of infringing the ‘968 patent.  Although administratively closed in December 2011, the Delaware Upsher-Smith ANDA Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ‘968 Patent or that the ‘968 Patent is invalid and/or unenforceable.  All discovery obligations of the parties continue to be in effect.  In April 2012, we and FCB received a notice from Upsher-Smith in connection with its ANDA advising us and FCB of Upsher-Smith’s Paragraph IV certification relating to the eight additional patents listed in the Orange Book in addition to the ‘968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents and that those patents are invalid.  A tenth U.S. patent issued to FCB on May 15, 2012 and was listed in the Orange Book.

New Jersey ANDA

On March 27, 2013, we and FCB learned that Judge Linares of the United States District Court for the District of New Jersey ruled in favor of Auxilium and FCB on their motion to dismiss the lawsuit previously filed by Upsher-Smith on September 10, 2012.  On April 25, 2013, Upsher-Smith filed a Notice of Appeal, appealing the dismissal to the United States Court of Appeals for the Federal Circuit.  On June 14, 2013, the Court dismissed the appeal pursuant to a joint motion filed by us and Upsher-Smith, thereby terminating the lawsuit.  The lawsuit had sought a declaration of non-infringement and/or invalidity of FCB’s U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  All of the eight referenced patents cover our Testim® 1% testosterone gel, and the eight referenced patents are among the ten FCB patents covering Testim that are currently listed in the Orange Book.  The referenced patents will expire between 2023 and 2025.

Delaware 505(b)(2) NDA

On or about December 28, 2012, we and FCB became aware of a notice from Upsher-Smith that advised us and FCB of Upsher-Smith’s filing of a 505(b)(2) NDA containing a Paragraph IV certification under 21 U.S.C. Section 314.52(c) for testosterone gel (the “Upsher-Smith NDA”). This Paragraph IV certification notice refers to the ten U.S. patents, covering Testim, that are listed in the Orange Book.  These ten patents are owned by FCB and are exclusively licensed to Auxilium and will expire between 2023 and 2025.  Upsher-Smith may seek to have any drug approved under the Upsher-Smith NDA as a generic or branded generic version of Testim.  On January 28, 2013, we and FCB filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel.  A hearing on Upsher-Smith’s previously filed motion for summary judgment was held on June 28, 2013, and by request of the Court, the parties submitted additional briefing in the weeks following the hearing.  We are currently awaiting a ruling from the Court which we believe could come as early as during the third quarter of 2013.  If summary judgment is granted, Upsher-Smith could launch a 1% testosterone gel product using Testim as the reference drug immediately after such ruling, if it receives approval by the FDA.  If summary judgment is not granted, the trial is currently scheduled to commence in June 2014.

On March 26, 2013, we submitted a Citizen’s Petition to the FDA with respect to Upsher-Smith’s 505(b)(2) NDA referencing Testim.  We requested that, in the event of FDA approval of the Upsher-Smith 505(b)(2) NDA, the FDA: (i) refrain from designating Upsher-Smith’s testosterone gel as therapeutically equivalent to Testim and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels.  Since any such approval by the FDA would be pursuant to a 505(b)(2) NDA and not pursuant to an ANDA, it is unclear at this time whether such an Upsher-Smith product would receive a therapeutically equivalent rating to Testim or a different rating.

Watson Litigation

ANDA Litigation with Watson

On May 24, 2012, we and FCB filed a lawsuit against Watson Pharmaceuticals, Inc. (now known as Actavis, Inc.) (“Watson”) for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel (the “Watson Litigation”).  The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012 in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of an ANDA for a generic 1% testosterone gel product.  This letter also stated that the ANDA contained Paragraph IV certifications with respect to the nine patents listed in the Orange Book on that date as covering Testim.  Our lawsuit filed against Watson involves those nine patents, as well as a tenth patent covering Testim that was issued on May 15, 2012 and is listed in the Orange Book.

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

Item 1A.  Risk Factors.

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (our “Form 10-K”), as updated by our Current Report on Form 8-K filed with the SEC on April 29, 2013, and in “Item 1A — Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, in evaluating our business, financial position, future results and prospects. The information presented below updates and supplements those risk factors for the matters identified below and should be read in conjunction with the risks and other information contained in our Form 10-K and this Quarterly Report.  The risks described in our Form 10-K, as updated below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Risks Related to Our Acquisition of Actient

We may not have accurately calculated the tax benefit that we expect to receive as a result of our acquisition of Actient, which could cause our forecasts and projections to be inaccurate and have an adverse effect on our stock price.

We have calculated that we will receive a tax benefit of approximately $92.6 million as a consequence of our acquisition of Actient in the form of a step-up in basis resulting in tax deductible amortization of the goodwill associated with the acquisition.  We may not receive this tax benefit or it may be less than we anticipate.  Additionally, even if the tax benefit is as or greater than we have calculated, we may not be able to use the full amount of the tax benefit associated with the Actient acquisition.  If any of the foregoing were to occur, the forecasts and projections that we have prepared may be inaccurate which could cause us to revise the guidance as to our expected future financial performance that we have announced publicly.  Any revision to this guidance could cause the price of our stock to decline.

Risks Related to Commercialization

Our products and any of our product candidates, if approved, and our competitors’ branded products may face competition from lower cost generic, branded generic or follow-on products and such generic competition could have a material adverse effect on our business.

Testim, XIAFLEX, TESTOPEL, Edex®, and our other marketed products are approved under the provisions of the U.S. Food, Drug and Cosmetic Act that renders each susceptible to potential competition from generic manufacturers via the ANDA procedure or the 505(b)(2)NDA procedure. Generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the drug product.

The ANDA procedure and the 505(b)(2) NDA procedure include provisions allowing generic manufacturers to challenge the effectiveness of the innovator’s patent protection long before the generic manufacturer actually commercializes their products through the paragraph IV certification procedure. In recent years, generic manufacturers have used paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue and to implicate drug products with even relatively small total revenues.

TESTOPEL and Edex and certain other of our products do not currently have any patent protection and, as a result, potential competitors face fewer barriers in introducing competing products.  Therefore, we must rely on trade secrets and other unpatented proprietary information in order to obtain a competitive advantage, which we may be unable to do. While we attempt to protect our proprietary information as trade secrets effectively, we cannot guarantee that the measures we have taken will provide effective protection for our proprietary information. It is possible that our competitors will independently develop products that compete with TESTOPEL and Edex and certain other of our products.

Upsher-Smith Litigations

We are currently engaged in separate litigations with Upsher-Smith in Federal court in Delaware regarding Upsher-Smith’s attempts to bring a testosterone gel product to market via an ANDA or 505(b)(2) NDA using Testim as its reference listed drug.  Upsher-Smith will not be able to lawfully launch a generic or branded generic version of Testim in the U.S. without the necessary approval from the FDA.  The previously pending ANDA litigation in Federal court in New Jersey was dismissed in March 2013, and, although Upsher-Smith initially appealed, we and Upsher-Smith have since jointly agreed to dismiss the appeal.  We refer to the ANDA litigation in Delaware as the “Delaware Upsher-Smith ANDA Litigation”, the 505(b)(2) NDA litigation in Delaware as the “Delaware Upsher-Smith 505(b)(2) NDA Litigation”, the litigation in New Jersey as the “New Jersey Upsher-Smith ANDA Litigation”, and all three of them collectively as the “Upsher-Smith Litigations”.

Delaware ANDA

In October 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (FCB’s predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the ‘968 Patent. Shortly after, we commenced the Delaware Upsher-Smith ANDA Litigation.  Although it would seem unlikely based on (i) the FDA’s public statements in its responses to the Citizen’s Petitions submitted by each of us and AbbVie and (ii) Upsher-Smith’s public stance that its generic product has different penetration enhancers than Testim, the FDA could approve the generic product proposed in Upsher-Smith’s ANDA. With FDA approval, even if the Delaware Upsher-Smith ANDA Litigation remains pending, Upsher-Smith may nevertheless choose to launch this generic product at risk of infringing the ‘968 patent.  Although administratively closed in December 2011, the Delaware Upsher-Smith ANDA Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith’s proposed testosterone product does not infringe the ‘968 Patent or that the ‘968 Patent is invalid and/or unenforceable.  All discovery obligations of the parties continue to be in effect.  In April 2012, we and FCB received a notice from Upsher-Smith in connection with its ANDA advising us and FCB of Upsher-Smith’s Paragraph IV certification relating to the eight additional patents listed in the Orange Book in addition to the ‘968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents and that those patents are invalid.  A tenth U.S. patent issued to FCB on May 15, 2012 and was listed in the Orange Book.

New Jersey ANDA

On March 27, 2013, we and FCB learned that Judge Linares of the United States District Court for the District of New Jersey ruled in favor of Auxilium and FCB on their motion to dismiss the lawsuit previously filed by Upsher-Smith on September 10, 2012.  On April 25, 2013, Upsher-Smith filed a Notice of Appeal, appealing the dismissal to the United States Court of Appeals for the Federal Circuit.  On June 14, 2013, the Court dismissed the appeal pursuant to a joint motion filed by us and Upsher-Smith, thereby terminating the lawsuit.  The lawsuit had sought a declaration of non-infringement and/or invalidity of FCB’s U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.  All of the eight referenced patents cover our Testim® 1% testosterone gel, and the eight referenced patents are among the ten FCB patents covering Testim that are currently listed in the Orange Book.  The referenced patents will expire between 2023 and 2025.

Delaware 505(b)(2) NDA

On or about December 28, 2012, we and FCB became aware of a notice from Upsher-Smith that advised us and FCB of Upsher-Smith’s filing of a 505(b)(2) NDA containing a Paragraph IV certification under 21 U.S.C. Section 314.52(c) for testosterone gel (the “Upsher-Smith NDA”). This Paragraph IV certification notice refers to the ten U.S. patents, covering Testim, that are listed in the Orange Book.  These ten patents are owned by FCB and are exclusively licensed to Auxilium and will expire between 2023 and 2025.  Upsher-Smith may seek to have any drug approved under the Upsher-Smith NDA as a generic or branded generic version of Testim.  On January 28, 2013, we and FCB filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel.  A hearing on Upsher-Smith’s previously filed motion for summary judgment was held on June 28, 2013, and, by request of the Court, the parties submitted additional briefing in the weeks following the hearing.  We are currently awaiting a ruling from the Court which we believe could come as early as during the third quarter of 2013.  If summary judgment is granted, Upsher-Smith could launch a 1% testosterone gel product using

Testim as the reference drug immediately after such ruling, if it receives approval by the FDA.  If summary judgment is not granted, the trial is currently scheduled to commence in June 2014.

On March 26, 2013, we submitted a Citizen Petition to the FDA with respect to Upsher-Smith’s 505(b)(2) NDA referencing Testim.  We requested that, in the event of FDA approval of the Upsher-Smith 505(b)(2) NDA, the FDA: (i) refrain from designating Upsher-Smith’s testosterone gel as therapeutically equivalent to Testim and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels.  Since any such approval by the FDA would be pursuant to a 505(b)(2) NDA and not pursuant to an ANDA, it is unclear at this time whether such an Upsher-Smith product would receive a therapeutically equivalent rating to Testim or a different rating.

Watson Litigation

ANDA Litigation with Watson

On May 24, 2012, we and FCB filed a lawsuit against Watson for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel.  The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012 in response to a notice letter, dated April 12, 2012, sent by Watson Laboratories, Inc. (NV) regarding its filing with the FDA of an ANDA for a generic 1% testosterone gel product.  This letter also stated that the ANDA contained Paragraph IV certifications with respect to the nine patents listed in the Orange Book on that date as covering Testim.  Our lawsuit filed against Watson involves those nine patents, as well as a tenth patent covering Testim that was issued on May 15, 2012 and is listed in the Orange Book.

An adverse outcome in any of the Upsher-Smith Litigations (including a ruling granting Upsher-Smith’s pending summary judgment motion in the Delaware Upsher-Smith 505(b)(2) NDA Litigation), the Watson Litigation, or any other such legal action, could result in one or more generic or branded generic versions of Testim being launched in the U.S. immediately after such adverse outcome and before the expiration of the last to expire of the ten Orange Book patents relating to Testim in January 2025.  If Upsher-Smith prevails in the Upsher-Smith Litigation (including as a result of a ruling granting its pending summary judgment motion in the Delaware Upsher-Smith 505(b)(2) NDA Litigation), it could launch a 1% testosterone gel product using Testim as the reference drug immediately, if approved by the FDA.  It is unclear whether any such potentially approved Upsher-Smith product would receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it would receive a different rating to, and perhaps not be freely substitutable for, Testim.  Any such Upsher-Smith product, whatever the rating, could have a materially adverse impact on our Testim revenues, but we believe that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on our Testim revenues.  The introduction of a generic or different version of Testim at any time, whatever the rating, or the introduction of a generic or different version of AbbVie’s AndroGel franchise (which could be on or before August 2015) could significantly and potentially permanently reduce the revenue we derive from Testim.  A significant reduction in our Testim revenue could have a material adverse effect on our business, results of operations and financial condition, including without limitation, our liquidity and net working capital and could materially and adversely affect our ability to execute on our short and long-term business plans.

In addition, the Patient Protection and Affordable Care Act (the “PPACA”), enacted in March 2010, includes provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, we expect that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the FDA (although this could change as the regulations are enacted).  PPACA also establishes an abbreviated licensure pathway for products that are biosimilar to or interchangeable with FDA-approved biological products, such as XIAFLEX.  As a result, we could face competition from other pharmaceutical companies that develop biosimilar versions of our biological product XIAFLEX that do not infringe our patents or other proprietary rights.  Similar legislation has also been adopted in the EU.

If testosterone replacement therapies are perceived, or are found, to create health risks, our sales of Testim, TESTOPEL and Striant may decrease and our operations may be harmed.

Publications have, from time to time, suggested potential health risks associated with TRT. Potential health risks are described in various articles, including a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed are fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, increased cardiovascular disease risk and the suppression of sperm production. In April 2009, the FDA informed the Company that it had become aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children to testosterone due to drug transfer (known as transference) from adult males using testosterone gel drug products.  The FDA considered this information to be “new safety information” and requested changes to the prescribing information for Testim, including a “boxed warning”, which is used to highlight warning information that is especially important to the prescriber.  The FDA also required a REMS that includes assessments and a Medication Guide to inform patients. It is possible that studies on the effects of TRT could demonstrate these or other health risks. This, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact Testim, TESTOPEL and/or Striant sales. These factors could adversely affect our business.

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

We currently do not manufacture any of our marketed products or devices or any of our product candidates, except for TESTOPEL and the active ingredient for XIAFLEX, for which, in each case, we are the sole source of supply. We rely on third party manufacturers for our products, except as described in the preceding sentence, as well as third parties for certain packaging services for our products.

The manufacture of pharmaceutical products requires significant expertise and capital investment. Our third-party manufacturers or packagers may encounter difficulties in production. These problems may include:

•  difficulties with production costs and yields;

•  availability of raw materials and supplies;

•  issues with quality control and assurance;

•  damage to, or complete loss of, raw materials, supplies or finished product;

•  shortages of qualified personnel;

•  compliance with strictly enforced federal, state and foreign regulations; and

•  lack of capital funding.

Our third-party manufacturers and packagers may not perform as agreed.  Likewise, we may not perform as agreed under our contracts with these manufacturers and packagers.  In either event, the applicable manufacturer or packager or we, as the case may be, may terminate the applicable agreement, which would adversely impact our ability to produce and sell our products or produce our product candidates for use in clinical trials.  Also, any of our third-party manufacturers and packagers could become insolvent or cease operations.  The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of our products or any of our product candidates on acceptable terms, if at all, which would materially impair our business.

Any of these factors could increase our costs and result in our being unable to effectively commercialize or develop our products. Furthermore, if any third-party manufacturer fails to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, we may be unable to meet the demand for our products and we may lose potential revenues.

Risks Related to Collaborators

We are dependent upon our collaborative relationships with third parties to further develop and commercialize XIAFLEX (or XIAPEX as it is known in the EU) outside of the U.S. and to commercialize Testim outside of the U.S.  There may be circumstances that delay or prevent any of these third parties’ ability to develop and commercialize XIAFLEX or to commercialize Testim.

We have entered into agreements with each of Sobi, Asahi Kasei and Actelion under which we have granted them the right to develop and commercialize XIAFLEX/XIAPEX in 71 Eurasian and African countries, in Japan, and in Australia, Brazil, Canada and Mexico, respectively.  In addition, we may seek to enter into similar arrangements with other third parties with respect to the development and commercialization of XIAFLEX/XIAPEX in the rest of the world. We have also entered into agreements with Ferring and Paladin under which we have granted them the right to commercialize Testim in Europe and Canada, respectively.  We are subject to a number of risks associated with our dependence on our collaborative relationship with these third parties, including:

•              adverse decisions by a third party regarding the amount and timing of resource expenditures for the development and commercialization of XIAFLEX/XIAPEX or Testim;

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

Due to these factors and other possible disagreements with a third party, including disputes over intellectual property ownership, we may be delayed or prevented from further developing, manufacturing or commercializing XIAFLEX/XIAPEX outside the U.S. or further commercializing Testim outside the U.S., or we may become involved in litigation or arbitration, which would be time consuming and expensive.

If a third party were to unilaterally terminate its collaboration agreement with us, we would need to undertake development and marketing activities for XIAFLEX/XIAPEX or marketing activities for Testim, as the case may be, in that third party’s territory solely at our own expense and/or seek another partner for some or all of these activities in that territory. If we pursued these activities in that territory on our own, it would significantly increase our capital and infrastructure requirements, and might limit the indications we are able to pursue and could prevent us from effectively developing and commercializing XIAFLEX/XIAPEX and could prevent us from effectively commercializing Testim, as the case may be. If we sought to find another pharmaceutical company partner for some or all of these activities, we may not be successful in such efforts, or they may result in a collaboration that has us expending greater funds and efforts than the relationship with the terminating third party.

In general, we cannot control the amount and timing that our third party partners may devote to our collaborations. We are relying on our third-party partners to obtain regulatory approvals for and successfully commercialize XIAFLEX/XIAPEX in the relevant territories. If a third party fails to adequately market and promote XIAFLEX/XIAPEX in its territory, we may be unable to obtain any remedy against that third party and sales of XIAFLEX/XIAPEX may be harmed, which would negatively impact our business, results of operations, cash flows and liquidity due to reduced milestone and royalty payments under the applicable third party agreement.

We do not control the actions of our collaborators, and breaches of our agreements by any of them as well as disagreements over strategic goals could affect our business, our regulatory approvals or our reputation.

We have agreements in place with our collaborators, including Sobi, Asahi Kasei, Actelion and BioSpecifics Technologies Corp. (“BioSpecifics”), and we expect that any future collaborators would similarly be engaged under contract.  We also have entered into agreements with Ferring and Paladin under which we have granted them the right to commercialize Testim in Europe and Canada, respectively.  Nevertheless, for reasons that we may not have an ability to foresee or control, any of our collaborators may breach their respective agreements.  We also may disagree with our collaborators as to strategic issues or the manner in which our rights should be enforced.  Depending on its nature, a breach could affect our regulatory approvals for our products and could affect our reputation if the consequences of a breach are imputed to us.  We may need to engage in costly litigation to enforce our rights, and we may not prevail in such litigation.  A breach by, or disagreement with, one of our collaborators may lead to termination of the applicable agreement, which, in the case of a license agreement, may affect the scope of our license, such as modifying an exclusive license to a non-exclusive license.  Any such breach or disagreement and its consequences could have a material adverse effect on our business and financial condition.

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

Testosterone, the active ingredient in our TRT Products, and alprostadil, the active ingredient in Edex, are off-patent and are included in competing products. In the U.S., the ‘968 Patent covers a method for maintaining blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in the Orange Book. The ‘968 Patent expires in January 2025. Nine additional U.S. patents issued between 2009 and 2012 covering the composition of Testim and methods of its use and have been listed in the Orange Book. They expire in April 2023. Our licensor, FCB, also has filed continuation applications that are currently pending.

We are currently party to patent infringement litigations against each of Upsher-Smith and Watson relating to Upsher-Smith’s and Watson’s respective intentions to market a different version of

Testim prior to the expiration of the patents listed in the Orange Book covering Testim. Also, we have sued Upsher-Smith with respect to its 505(b)(2) NDA seeking approval from the FDA to market a competing testosterone gel product listing Testim as the reference listed drug prior to expiration of the same patents.  See “Legal Proceedings” in Part II, Item I above for an update on the Upsher-Smith Litigations and a discussion of the Watson litigations.

An adverse outcome in any of the Upsher-Smith Litigations (including a ruling granting Upsher-Smith’s pending summary judgment motion in the Delaware Upsher-Smith 505(b)(2) NDA Litigation), the Watson Litigation, or any other such legal action, could result in one or more generic or branded generic versions of Testim being launched in the U.S. immediately after such adverse outcome and before the expiration of the last to expire of the ten Orange Book patents relating to Testim in January 2025.  If Upsher-Smith prevails in the Upsher-Smith Litigation (including as a result of a ruling granting its pending summary judgment motion in the Delaware Upsher-Smith 505(b)(2) NDA Litigation), it could launch a 1% testosterone gel product using Testim as the reference drug immediately, if approved by the FDA.  It is unclear whether any such potentially approved Upsher-Smith product would receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it would receive a different rating to, and perhaps not be freely substitutable for, Testim.  Any such Upsher-Smith product, whatever the rating, could have a materially adverse impact on our Testim revenues, but we believe that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on our Testim revenues.  The introduction of a generic or different version of Testim at any time, whatever the rating, or the introduction of a generic or different version of AbbVie’s AndroGel franchise (which could be on or before August 2015) could significantly and potentially permanently reduce the revenue we derive from Testim.  A significant reduction in our Testim revenue could have a material adverse effect on our business, results of operations and financial condition, including without limitation, our liquidity and net working capital and could materially and adversely affect our ability to execute on our short and long-term business plans.

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

The medical device and pharmaceutical fields are characterized by a large number of patent filings involving complex legal and factual questions, and, therefore, we cannot predict with certainty whether our licensed patents will be enforceable. Competitors or collaborators may have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights related to products or processes that compete with or are similar to ours. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Litigation may be necessary to protect our proprietary rights, and we cannot be certain that we will have the required resources to pursue litigation or otherwise to protect our proprietary rights.

An adverse determination in any intellectual property litigation or interference or other post-grant review proceedings could prohibit us from selling a product or service, subject us to significant immediate payments to third parties and require us to seek licenses from third parties. The costs associated with these license arrangements may be substantial and could include substantial up-front payments and ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a product or service.

Competitors or collaborators may infringe our patents or successfully avoid them through design innovation. Some companies in the medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming. In any such proceeding, a court may decide that a patent of ours or one that we have licensed is not valid or is unenforceable, may narrowly interpret our patent claims or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. In particular, if a competitor were to file a paragraph IV certification under the Hatch-Waxman Act in connection with that competitor’s submission to the FDA of an ANDA or a 505(b)(2) NDA for approval of a generic or different version of any of our products for which we believed we held a valid patent (e.g. Testim, XIAFLEX), then we could initiate a lawsuit against such competitor claiming patent infringement and defending the relevant patent’s validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA or 505(b)(2) NDA for a generic or different version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA or 505(b)(2) NDA within 45 days of receiving the paragraph IV certification.  If, prior to the expiration of the 30-month stay, a court found that all of our patents were invalid or not infringed, then, notwithstanding the 30-month stay, the FDA would be permitted to approve the competitor’s ANDA or 505(b)(2) NDA resulting in a competitive generic or different product.  An ANDA or 505(b)(2) filer seeking approval of a generic of any of our products for which there is no patent coverage (e.g., TESTOPEL, Edex) could reach the market with such a product upon approval by the FDA.

For example, we are currently engaged in litigations in Federal court in Delaware with Upsher-Smith regarding Upsher-Smith’s attempts to bring a generic or different testosterone gel product to market via an ANDA or NDA using Testim as its reference drug.  We are also engaged in litigation in Federal court in New Jersey with Watson regarding Watson’s attempts to bring a generic testosterone gel product to market via an ANDA.  See “Legal Proceedings” in Part II, Item I above for an update on the Upsher-Smith Litigations and a discussion of the Watson litigations.  An adverse outcome in any of the Upsher-Smith Litigations (including a ruling granting Upsher-Smith’s pending summary judgment motion in the Delaware Upsher-Smith 505(b)(2) NDA Litigation), the Watson Litigation, or any other such legal action, could result in one or more generic or branded generic versions of Testim being launched in the U.S. immediately after such adverse outcome and before the expiration of the last to expire of the ten Orange Book patents relating to Testim in January 2025.  If Upsher-Smith prevails in the Upsher-Smith Litigation (including as a result of a ruling granting its pending summary judgment motion in the Delaware Upsher-Smith 505(b)(2) NDA Litigation), it could launch a 1% testosterone gel product using Testim as the reference drug immediately, if approved by the FDA.  It is unclear whether any such potentially approved Upsher-Smith product would receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it would receive a different rating to, and perhaps not be freely substitutable for, Testim.  Any such Upsher-Smith product, whatever the rating, could have a materially adverse impact on our Testim revenues, but we believe that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on our Testim revenues.  The introduction of a generic or different version of Testim at any time, whatever the rating, or the introduction of a generic or different version of AbbVie’s AndroGel franchise (which could be on or before August 2015) could significantly and potentially permanently reduce the revenue we derive from Testim.  A significant reduction in our Testim revenue could have a material adverse effect on our business, results of operations and financial condition, including without limitation, our liquidity and net working capital and could materially and adversely affect our ability to execute on our short and long-term business plans.

Risks Relating to Our Convertible Senior Notes and Related Hedge Transactions, and Term Loan

We incurred significant indebtedness through the sale of our 1.5% convertible senior notes due 2018 and under the Credit Agreement, and we may incur additional indebtedness in the future. The indebtedness created by the sale of the notes, the Term Loan and any future indebtedness we incur exposes us to risks that could adversely affect our business, results of operations and financial condition.

We incurred $350.0 million of senior indebtedness in January 2013 when we sold $350.0 million aggregate principal amount of 1.5% convertible senior notes due 2018, or the 2018 Convertible Notes. We incurred $225 million in senior secured indebtedness in connection with the acquisition of Actient in April 2013, which, pursuant to the Credit Agreement, will amortize at a rate of 5% per annum and has a final maturity date of April 26, 2017. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

We cannot assure stockholders that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of the 2018 Convertible Notes, the Credit Agreement or any indebtedness which we may incur in the future, we would be in default, which may permit the holders of the 2018 Convertible Notes, the lenders under the Credit Agreement and holders of such other future indebtedness to accelerate the maturity of the 2018 Convertible Notes, the Term Loan and such other indebtedness and could cause defaults thereunder. Any acceleration of the 2018 Convertible Notes, the Term Loan or any indebtedness which we may incur in the future could have a material adverse effect on our business, results of operations and financial condition, including without limitation, our liquidity and net working capital.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended June 30, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 3, 2013	None	Not applicable	Not applicable	Not applicable
May 1, 2013 to May 31, 2013	247	$15.18	Not applicable	Not applicable
June 1, 2013 to June 30, 2013	588	17.16	Not applicable	Not applicable
Total	835(a)	$16.57	Not applicable	Not applicable

(a) Represents 80 shares purchased at $17.15 from James E. Fickenscher (CFO ), 187 shares purchased at $17.15 from Alan J. Wills (Executive Vice-President, and Corporate Development) and 508 shares purchased at $17.17 from other employees pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock awards issued in accordance with Rule 16 (b) (3) of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

As previously disclosed on a Current Report on Form 8-K filed with the SEC Commission on May 21, 2012, we and GlaxoSmithKline LLC (“GSK”) entered into an agreement for the co-promotion of Testim in the U.S. on May 18, 2012 (the “GSK Agreement”).  On July 31, 2013, we and GSK entered into Amendment No. 1 to the Co-Promotion Agreement (the “Amendment”), whereby we mutually agreed to terminate the GSK Agreement, effective August 2, 2013.  The Amendment mutually terminates our co-promotion relationship with GSK for Testim in the U.S.  The Amendment also provides for a mutual release of all claims.  No other consideration was given or payable in connection with the Amendment and no monies are owed to either party.  No other relationship between us and GSK currently exists.  The Amendment is attached as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment.

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

10.1†#	Collaboration Agreement, dated July 15, 2013, by and among Swedish Orphan Biovitrum AB, AUXILIUM UK LTD, and Auxilium International Holdings, Inc.

10.2†	Amendment No. 1 to the Co-Promotion Agreement, dated July 31, 2013, by and among Auxilium Pharmaceuticals, Inc. and GlaxoSmithKline LLC

31.1†	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2†	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

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

AUXILIUM PHARMACEUTICALS, INC.

Date: August 1, 2013	/s/ Adrian Adams
Adrian Adams
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: August 1, 2013	/s/ James E. Fickenscher
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

10.1†#	Collaboration Agreement, dated July 15, 2013, by and among Swedish Orphan Biovitrum AB, AUXILIUM UK LTD, and Auxilium International Holdings, Inc.

10.2†	Amendment No. 1 to the Co-Promotion Agreement, dated July 31, 2013, by and among Auxilium Pharmaceuticals, Inc. and GlaxoSmithKline LLC

31.1†	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2†	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

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