Form 10-Q
period 2013-09-30
AUXILIUM PHARMACEUTICALS INC
filed 2013-11-06
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 49,578,201.

AUXILIUM PHARMACEUTICALS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$91,007	$35,857
Short-term investments	30,375	121,573
Accounts receivable, trade, net	73,832	55,859
Accounts receivable, other	5,049	1,685
Inventories, current	44,749	22,134
Prepaid expenses and other current assets	10,109	3,762
Total current assets	255,121	240,870
Inventories, non-current	53,709	49,697
Property and equipment, net	36,247	29,220
Intangible assets, net	641,020	0
Goodwill	123,234	0
Other assets	18,896	7,605
Total assets	$1,128,227	$327,392

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,835	$3,565
Accrued expenses	119,733	80,740
Deferred revenue, current portion	2,067	11,835
Deferred rent, current portion	1,007	936
Current portion of term loan	14,513	0
Contingent consideration, current	27,965	0
Total current liabilities	175,120	97,076
Term loan, long-term portion	243,267	0
Senior Convertible Notes	290,962	0
Deferred revenue, long-term portion	25,192	26,288
Deferred rent, long-term portion	7,576	4,140
Contingent consideration, long-term portion	92,279	0
Deferred tax liability	10,693	0
Total liabilities	845,089	127,504
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 49,571,310 and 49,419,104 shares at September 30, 2013 and December 31, 2012, respectively	496	494
Additional paid-in capital	588,559	525,354
Accumulated deficit	(302,077)	(322,115)
Treasury stock at cost: 144,245 and 136,405 shares at September 30, 2013 and December 31, 2012, respectively	(3,476)	(3,337)
Accumulated other comprehensive loss	(364)	(508)
Total stockholders’ equity	283,138	199,888
Total liabilities and stockholders’ equity	$1,128,227	$327,392

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$108,140	$71,043	$274,831	$222,819
Operating expenses*:
Cost of goods sold	33,553	15,849	75,858	50,256
Research and development	11,816	10,591	37,300	32,771
Selling, general and administrative	62,809	55,344	182,013	144,874
Amortization of purchased intangibles	15,085	0	25,980	0
Contingent consideration	4,671	0	6,929	0
Total operating expenses	127,934	81,784	328,080	227,901
Income (loss) from operations	(19,794)	(10,741)	(53,249)	(5,082)
Interest expense	(8,912)	—	(19,050)	—
Other income, net	104	253	268	570
Income (loss) before inome taxes	(28,602)	(10,488)	(72,031)	(4,512)
Income tax benefit (expense)	(289)	0	92,069	0
Net income (loss)	$(28,891)	$(10,488)	$20,038	$(4,512)
Net income (loss) per common share:
Basic	$(0.59)	$(0.21)	$0.41	$(0.09)
Diluted	$(0.59)	$(0.21)	$0.40	$(0.09)

Shares used to compute net income per common share:
Basic	49,384,637	49,078,321	49,304,543	48,636,444
Diluted	49,384,637	49,078,321	49,611,260	48,636,444

*includes the following amounts of stock-based compensation expense:
Cost of goods sold	$39	$20	$107	$57
Research and development	675	801	2,077	2,045
Selling, general and administrative	2,656	2,719	9,162	9,010

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(28,891)	$(10,488)	$20,038	$(4,512)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	41	(38)	171	(12)
Foreign currency translation adjustment	14	4	(27)	(7)
Total	55	(34)	144	(19)
Comprehensive income (loss)	$(28,836)	$(10,522)	$20,182	$(4,531)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$20,038	$(4,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,346	11,112
Depreciation and amortization	7,943	7,100
Amortization of purchased intangibles	25,980	0
Amoritization of debt discount and issuance costs	9,657	0
Contingent consideration	6,929	0
Release of valuation allowance for deferred tax assets	(92,607)	0
Changes in operating assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable, trade and other	4,198	(4,624)
Increase in inventories	(3,611)	(13,110)
Decrease (increase) in prepaid expenses and other assets	5,121	(1,790)
Increase in accounts payable and accrued expenses	15,306	13,702
Increase (decrease) in deferred revenue	(10,864)	4,295
Increase (decrease) in deferred rent	303	(849)
Net cash provided by (used in) operating activities	(261)	11,324

Cash flows from investing activities:
Business acquisition, net of cash acquired	(588,349)	0
Purchases of short-term investments	(73,218)	(154,001)
Redemptions of short-term investments	164,428	138,490
Purchases of property and equipment	(7,786)	(4,073)
Sales and redemptions of long-term investments	1,600	100
Net cash used in investing activities	(503,325)	(19,484)

Cash flows from financing activities:
Proceeds from issuance of term loan, net of issuance costs	262,852	0
Repayment of term loan	(6,215)	0
Proceeds from issuance of convertible debt, net of issuance costs	338,921	0
Payments of contingent consideration	(9,339)	0
Purchase of convertible note hedge	(70,000)	0
Proceeds from sale of warrants	41,475	0
Proceeds from exercise of common stock options	409	10,227
Employee Stock Purchase Plan purchases	962	1,720
Treasury stock acquisition	(139)	(81)
Payments from Board of Director stock purchases	47	87
Net cash provided by financing activities	558,973	11,953

Effect of exchange rate changes on cash	(237)	14
Increase in cash and cash equivalents	55,150	3,807
Cash and cash equivalents, beginning of period	35,857	37,535
Cash and cash equivalents, end of period	$91,007	$41,342

Supplemental data:
Business acquisition:
Fair value of assets acquired, net of cash acquired	$841,547	$0
Purchase consideration representing compensation	8,309	0
Fair value of liabilities assumed and contingent consideration	(249,507)	0
Fair value of warrants issued	(12,000)	0
Net cash paid for acquisition	$588,349	$0
Interest paid	$8,289	$0

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2013

(In thousands, except share amounts)

(Unaudited)

							Accumulated
			Additional				other
	Common stock		paid-in	Accumulated	Treasury Stock		comprehensive
	Shares	Amount	capital	deficit	Shares	Cost	loss	Total
Balance, January 1, 2013	49,419,104	$494	$525,354	$(322,115)	136,405	$(3,337)	$(508)	$199,888
Equity component of Senior Convertible Notes	0	0	64,361	0	0	0	0	64,361
Deferred tax benefit related to issuance of Senior Convertible Notes	0	0	1,295	0	0	0	0	1,295
Convertible Note Hedge	0	0	(70,000)	0	0	0	0	(70,000)
Sale of warrants	0	0	41,475	0	0	0	0	41,475
Issuance of warrants in business acquisition	0	0	12,000	0	0	0	0	12,000
Exercise of common stock options	40,112	0	409	0	0	0	0	409
Employee Stock Plan Purchases	66,458	1	961	0	0	0	0	962
Issuance of restricted stock	10,000	0	0	0	0	0	0	—
Cancellation of restricted stock	(250)	0	0	0	0	0	0	—
Stock-based compensation	33,190	0	12,657	0	0	0	0	12,657
Proceeds from Board of Directors stock purchases	2,696	0	47	0	0	0	0	47
Treasury stock acquisition	0	0	0	0	7,840	(139)	0	(139)
Comprehensive income	0	0	0	0	0	0	144	144
Net income	0	0	0	20,038	0	0	0	20,038
Balance, September 30, 2013	49,571,310	$496	$588,559	$(302,077)	144,245	$(3,476)	$(364)	$283,138

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

September 30, 2013
(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to Form 10-Q.  Certain disclosures required for complete annual financial statements are not included herein.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The information at September 30, 2013 and for the respective three and nine month periods ended September 30, 2013 and 2012 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein.  The December 31, 2012 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2012 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(b)         Revenue Recognition

Net revenues for the three and nine months ended September 30, 2013 and 2012 comprise the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Testim revenues-
Net U.S. revenues	$50,701	$54,642	$149,165	$175,004
International revenues	1,604	710	2,987	2,760
	52,305	55,352	152,152	177,764
XIAFLEX revenues-
Net U.S. revenues	15,882	13,216	42,800	37,706
International revenues	1,676	2,475	14,344	7,349
	17,558	15,691	57,144	45,055
Other net U.S. revenues-
TESTOPEL	20,636	0	35,017	0
Edex	7,958	0	12,991	0
Other	9,683	0	17,527	0
	38,277	0	65,535	0
Total net revenues	$108,140	$71,043	$274,831	$222,819

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S., net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received on its out-licensing agreements, together with royalties earned on product sales by the licensees.

As discussed in Note (2), on April 26, 2013, the Company acquired Actient Holdings LLC (“Actient”), a privately-held urology specialty pharmaceutical company with a diversified product offering of four marketed products in the urology space and two marketed products in the respiratory space.  TESTOPEL is a product used for the treatment of testosterone deficiency in aging men as well as androgen deficiency caused by other conditions. Edex is an injectable used for the treatment of erectile dysfunction. Other U.S. net revenues, as shown in the above table, for the three and nine months ended September 30, 2013 are sales of additional products the Company acquired in this acquisition. TESTOPEL and Edex and certain other of the Actient products do not currently have any patent protection. Therefore, the Company must rely on trade secrets and other unpatented proprietary information in order to obtain a competitive advantage with respect to such products.

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

Shipping and handling fees for Actient products are billed to customers, and are recognized in net revenues. Other shipping and handling costs are included in the cost of sales.

In the first quarter of 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues and Net income reported for the nine months ended September 30, 2012 in the amount of $820.  Management believes this adjustment is not material to the Company’s results of operations for 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic income (loss) per share:	2013	2012	2013	2012
Numerator:
Net income (loss)	$(28,891)	$(10,488)	$20,038	$(4,512)

Denominator:
Weighted-average common shares outstanding	49,408,597	49,129,521	49,339,449	48,663,474
Weighted-average unvested restricted common shares subject to forfeiture	(23,960)	(51,200)	(34,906)	(27,030)

Shares used in calculating basic net income (loss) per common share	49,384,637	49,078,321	49,304,543	48,636,444
Basic net income (loss) per common share	$(0.59)	$(0.21)	$0.41	$(0.09)

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted income (loss) per share:	2013	2012	2013	2012
Numerator:
Net income (loss)	$(28,891)	$(10,488)	$20,038	$(4,512)

Denominator:
Weighted-average common shares outstanding	49,408,597	49,129,521	49,339,449	48,663,474
Weighted-average unvested restricted common shares subject to forfeiture	(23,960)	(51,200)	(34,906)	(27,030)
Incremental shares from assumed conversions of stock compensation plans	0	0	306,717	0

Shares used in calculating diluted net income (loss) per common share	49,384,637	49,078,321	49,611,260	48,636,444

Diluted net income (loss) per common share	$(0.59)	$(0.21)	$0.40	$(0.09)

Diluted net income per common share is computed giving effect to all potentially dilutive securities. The potentially dilutive shares include outstanding stock options and awards, outstanding warrants, and incremental shares issuable upon conversion of 1.5% Convertible Senior Notes due 2018 (“2018 Convertible Notes”) (See Note 9, Senior Convertible Notes). The following weighted-average number of stock options and restricted stock units were antidilutive and, therefore, excluded from the computation of diluted net income per common share for the three and nine month periods ended September 30, 2013: 6,920,292 and 6,444,978, respectively.

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

(e)          Revision to previously issued financial statements

In connection with the preparation of the consolidated financial statements for the third quarter of 2013, an incorrect classification was identified with respect to the manner in which the Company classified the tenant improvement allowance of $3,204 provided by the lessor in the lease for its new corporate headquarters which commenced on January 1, 2013. At recognition of the tenant improvement allowance provided, the Company properly recorded on its Consolidated Balance Sheets the cost of the improvements as a fixed asset and the tenant improvement allowance as a deferred rent credit. In the Company’s Consolidated Statement of Cash Flows provided in its Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013, the tenant improvements were incorrectly classified as cash used in investing activities and the offsetting increase in deferred rent was incorrectly classified as an adjustment of cash flows provided by operating activities. The Company has now determined that the tenant improvement allowance should have been netted against the Purchases of property and equipment to reflect the non-cash nature of these transactions in the periods presented. The effect of the misclassification in the Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and the six months ended June 30, 2013 was a $3,204 overstatement of both net cash provided by operating activities and net cash used in investing activities. The Company assessed this misclassification and concluded that it was not material to the Company’s previously issued financial statements. The Company has properly presented the tenant improvement transaction in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013. The revision of the three month period ended March 31, 2013 and six month period ended June 30, 2013 will be reflected in the Company’s first and second quarter filings of fiscal 2014, respectively. The Company’s Consolidated Statements of Operations for first and second quarters of 2013 and the Consolidated Balance Sheets as of March 31, 2013 and June 30, 2013 were not affected by this misclassification and remain unchanged.

2.     ACQUISITION OF ACTIENT

The Company executed the acquisition of Actient on April 26, 2013 to expand its specialty therapeutic offerings and expects to benefit from greater leverage in its commercial infrastructure and significant cross-selling opportunities. The total consideration for Actient included base cash consideration of $585,000 plus adjustments for working capital and cash acquired, contingent consideration based on future sales of certain acquired products, and the issuance of 1,250,000 warrants to purchase the Company common stock. The Company funded the cash payments with cash on hand and a $225,000 senior secured term loan (the “Term Loan”) (see Note 8).

The following table summarizes the fair value of the total consideration at April 26, 2013:

Total
Acquisition-
Date
Fair value
Base cash consideration	$585,000
Cash and working capital adjustment	14,863
Contingent consideration	40,969
Warrants	12,000
Total consideration	652,832
Consideration representing compensation	(8,309)
Consideration allocated to net assets acquired	$644,523

The above consideration representing compensation is the amount payable to former management of Actient upon completion of their retention period with the Company. This amount was amortized to expense by the Company as compensation cost over such retention period which ended during the third quarter of 2013.

The above contingent consideration represents a risk adjusted net present value relating to the following cash payments on achievement of the following sales milestones for Actient urology products as defined in the purchase agreement:

•                  $15 million if cumulative net sales of Actient’s urology products from and after the Closing equal $150 million;

•                  $10 million if cumulative net sales of Actient’s urology products during the twelve-month period commencing May 1, 2013 exceed $150 million; and

•                  $25 million if cumulative net sales of Actient’s urology products during the twenty four month-period commencing May 1, 2013 exceed $300 million.

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

The Company has preliminarily valued the acquired assets and liabilities based on their estimated fair value. These estimates are subject to change as additional information becomes available, including finalization of certain tax matters. The preliminary fair values included in the balance sheet as of September 30, 2013 are based on the best estimates of management. The completion of the valuation may result in adjustments to the carrying value of Actient’s assets and liabilities, revision of useful lives of intangibles assets, the determination of any residual amount that will be allocated to goodwill and the related tax effects. The related amortization of acquired assets is also subject to revision based on the final valuation. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the April 26, 2013 acquisition date.

The following table summarizes the estimated fair values of the net assets acquired.

April 26,
2013
Cash	$11,514
Accounts recievable, trade	25,344
Inventory	21,704
Prepaid expenses and other current assets	3,735
Property and equipment	3,028
Purchased intangibles	667,000
Goodwill	123,234
Other long-term assets	5,202
Total assets acquired	860,761
Contingent consideration assumed	(81,685)
Other liabilities assumed	(30,016)
Deferred tax liabilities	(104,537)
Total net assets acquired	$644,523

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

The contingent consideration assumed is earn-out consideration relating to acquisitions that were previously undertaken by Actient and principally represent royalties on future sales of certain Actient products. Of the amount shown in the above summary of net assets, $60,848 and $15,752 represent royalties payable on future sales of TESTOPEL and Edex, respectively. The TESTOPEL obligation is a 12% royalty payable on net sales of TESTOPEL through December 31, 2017, at which time such royalty obligation ceases. The Edex obligation is a 15% royalty payable on annual net sales in excess of $20,000. The Edex obligation will cease upon a generic market launch of a competitive product. The remaining amount of contingent consideration represent 6% to 15% royalty obligations on various Actient products, of which approximately $4,000 of such royalty obligation ceased in July 2013, and certain milestone obligations associated with the Company launch of implantable TRT products defined in Actient’s purchase agreements.

The difference between the total consideration and the fair value of the net assets acquired was recorded to Goodwill in the Consolidated balance sheet. This goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, principally representing the tax attributes of the acquisition and certain operational synergies. Approximately $400,000 of the intangibles and Goodwill are expected to be deductible for tax purposes.

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

The operating results of Actient are reported in the Company’s financial statements beginning on April 26, 2013. The following table provides pro forma results of operations for the three and nine month periods ended September 30, 2013 and 2012, as if Actient had been acquired as of January 1, 2012, and both the initial Term Loan borrowing of $225,000, and the 2018 Convertible Notes, used to fund the Transaction had also occurred on January 1, 2012. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the integration of Actient.  Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or which may occur in the future.

	Unaudited pro forma consolidated results
	Three months ended September 30,		Nine months ended Septemebr 30,
	2013	2012	2013	2012
Net revenues	$108,140	$103,031	$323,970	$315,158
Net income (loss) attributable to the Company	$(18,187)	$(46,944)	$(52,603)	$(5,885)
Net income (loss) per common share-
Basic	$(0.37)	$(0.96)	$(1.07)	$(0.12)
Diluted	$(0.37)	$(0.96)	$(1.07)	$(0.12)

3.     MERGER TRANSITION AND RESTRUCTURING ACTIVITIES

As discussed in Note (2), $8,309 of the Actient purchase consideration represents compensation payable to former Actient management upon completion of their retention period with the Company. This amount was recorded as a prepaid asset as of the date of the acquisition and was being amortized to expense as compensation cost over such retention period which ended during the third quarter of 2013. As of September 30, 2013, all of this merger consideration has been expensed.

In connection with the acquisition of Actient, the Company undertook actions to realign its sales, sales support, and management activities and staffing which included severance benefits to former Actient employees. For former Actient employees that have agreed to continue employment with the Company for a merger transition period, the severance payable upon completion of their retention period is being expensed over their respective retention period. All severance obligations are expected to amount to $6,060, of which during the three and nine months ended September 30, 2013 $1,850 and $4,973, respectively, has been expensed and $1,189 had been paid.

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

The following tables present the Company’s fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30 ,2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$91,007	$91,007	$0	$0
Short-term investments	30,375	7,148	23,227	0
Total financial assets	$121,382	$98,155	$23,227	$0

Liabilities
Contingent consideration	$120,244	$0	$0	$120,244

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$35,857	$35,857	$0	$0
Short-term investments	121,573	31,459	90,114	0
Long-term investments:
Auction rate securities	1,442	0	0	1,442
Total financial assets	$158,872	$67,316	$90,114	$1,442

Liabilities
Contingent consideration	$0	$0	$0	$0

Financial assets

The Company considers its short-term investments to be “available for sale” and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at September 30, 2013 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $184 as of September 30, 2013.

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

There was no Level 3 financial asset activity during the three months ended September 30, 2013. The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2013:

Long -term Investments	Nine months ended September 30, 2013

Beginning balance	$1,442
Transfers into Level 3	0
Sales and redemptions of securities	(1,528)
Unrealized gain- included in other comprehensive income	86
Ending balance	$0

Total realized loss on sale of securities included in Investment income (loss), net for the period	$(72)

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2013.

Contingent consideration

The Level 3 liability is contingent consideration related to the acquisition of Actient described in Note 2. The range of the undiscounted amounts of contingent consideration ultimately payable is principally dependent on future sales of the products acquired. Fair value is determined based on assumptions and projections relevant to revenues and discounted cash flow model using a risk-adjusted discount rate of 14%. Assumptions include the expected value of royalties and milestone payments due on estimated settlement dates, volatility of product supply, demand and prices, and the Company’s cost of money. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained. A 1% change in this discount rate would have a $1.7 million change in the contingent consideration liability. Changes in the fair value of contingent consideration related to the updated assumptions and estimates are recognized in the consolidated statements of operations.

The table below provides a roll forward of the fair value of contingent consideration since the Actient acquisition date.

Contingent consideration

Fair value at date of Actient acquisition, April 26, 2013	$122,654
Change in contingent consideration charged to operations	6,929
Payments of contingent consideration	(9,339)
Ending balance, September 30, 2013	$120,244

Debt outstanding

Management estimates that the fair value of the Term Loan outstanding at September 30, 2013 approximates its principal value of $268,785 based upon market interest rates (a Level 2 fair value measurement). The fair value of the 2018 Convertible Notes at September 30, 2013 approximates its par value of $350,000 based on active trading activity in this security (a Level 1 fair value measurement).

5.     INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$8,023	$8,183
Work-in-process	70,119	53,037
Finished goods	20,316	10,611
	98,458	71,831
Inventories, current	44,749	22,134
Inventories, non-current	$53,709	$49,697

The Company recorded the acquired Actient inventories at their fair value, which required a step-up in value of $11,704 to record the acquired inventories at their net realizable value. As the acquired inventories are sold, this step-up in value is recorded as cost of goods sold in the Consolidated Statement of Operations. During the three and nine months ended September 30, 2013, $5,403 and $9,898, respectively, of the inventory step-up was recognized as Cost of goods sold.

6.     ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2013	2012
Payroll and related expenses	$18,775	$15,048
Royalty expenses	10,064	10,949
Research and development expenses	3,607	2,972
Sales and marketing expenses	14,873	8,017
Rebates, discounts and returns accrual	46,918	38,066
Accrued interest	1,094	0
Purchase option payable	7,000	0
Other	17,402	5,688
	$119,733	$80,740

7.              COLLABORATION AND LICENSE AGREEMENTS

(a) Sobi

On July 15, 2013, the Company and Swedish Orphan Biovitrum AB (publ) (“Sobi”) announced that they had entered into a collaboration agreement (the “Sobi Agreement”). Under the Sobi Agreement, Sobi was granted the right to develop and commercialize XIAPEX (the European Union tradename for XIAFLEX) for the treatment in humans of Peyronie’s disease (“Peyronie’s”), if approved, and Dupuytren’s contracture (“Dupuytren’s”) in 28 European Union member countries, Switzerland, Norway, Iceland, 18 Central Eastern Europe/Commonwealth of Independent countries, including Russia and Turkey, and 22 Middle Eastern & North African countries (the “Sobi Territory”).  Under the Sobi Agreement, Sobi will be responsible for the all development costs specific to the Sobi Territory and the Company will be responsible for development costs not specific to the Sobi Territory. In addition, Sobi will be solely responsible for costs associated with obtaining and maintaining regulatory approval for XIAPEX in the Sobi Territory as well as post-regulatory approval filing date development activities. The Company will be responsible for all clinical and commercial manufacturing and supply of XIAPEX for the Sobi Territory.

Under the terms of the Sobi Agreement, the Company expects to receive significant tiered royalties, within the range of 55-65%, 50-60% and 45-55% based on sales of XIAPEX in the Sobi Territory, which include payment for product supply.  The tiered royalty percentages will decrease by approximately 10% upon the occurrence of certain manufacturing milestones or July 1, 2016, whichever is earlier.  Additionally, Sobi could make up to $40 million in potential sales milestone payments to the Company.

Subject to each party’s termination rights, the term of the Sobi Agreement extends on a product-by-product basis from the date of the Sobi Agreement until the 10th anniversary of the date of the Sobi Agreement. The term of the Sobi Agreement will be automatically extended for sequential two year periods unless a notice of non-renewal is provided in writing to the other party at least six months prior to expiration of the then current term.

For accounting purposes, the Company has determined that the Sobi Agreement includes multiple deliverables, including development and commercialization rights and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Sobi Agreement meets the criteria for separation. Therefore, it is being treated as a single unit of accounting and, accordingly, the associated royalties on net sales of the product will be recognized as revenue when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements does not have stand-alone value to Sobi. All potential future milestone payments are considered to relate to this one combined unit of accounting and will be amortized to revenue on a straight-line basis over the life of the Sobi Agreement. When future milestones are earned, the Company will record as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date of the milestone.

(b) Pfizer Agreement Transition

In December 2008, the Company entered into a development, commercialization and supply agreement with Pfizer, Inc. (“Pfizer”) (the “Pfizer Agreement”). Under the Pfizer Agreement, the Company granted to Pfizer the right to develop and commercialize, with the right to sublicense, XIAPEX for the treatment of Dupuytren’s contracture (“Dupuytren’s”) and, if approved, Peyronie’s in the European Union (the “EU”) and certain Eurasian countries listed therein (collectively, the “Territory”).  On November 6, 2012, the Company and Pfizer entered into an amendment (the “Pfizer Amendment”) to the Pfizer Agreement in which they agreed to mutually terminate the Pfizer Agreement, effective April 24, 2013 (the “Termination Date”). Prior to the Termination Date, the Pfizer and the Company continued to perform all of their obligations as described in the Pfizer Agreement.  After April 24, 2013, all rights held by Pfizer to commercialize XIAPEX and the responsibility for regulatory activities for XIAPEX in the Territory reverted, at no cost, to the Company. In addition, Pfizer maintained, as provided in the Pfizer Agreement, the right to sell its remaining XIAPEX inventory for the six month period following the

Termination Date so long as Pfizer continued to make the commercialization and royalty payments on such sales that were established pursuant to the Pfizer Agreement.

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

A summary of certain terms of the Transition Services Agreement is set forth below:

•                  Pfizer assigned to the Company the ongoing management and continued performance of certain clinical trials for XIAPEX, including the transfer of data, effective May 31, 2013.

•                  Until July 31, 2013, Pfizer continued to sell in the Territory any of its XIAPEX inventory that remained on hand and paid to the Company any commercialization payments due under the original Pfizer Agreement.

•                  Pfizer and the Company cooperated in working toward the transfer of the EU and the Swiss marketing authorizations to the Company The EU marketing authorization has now been transferred to the Company and the Swiss marketing authorization has now been transferred to Medius AG on our behalf.  In addition to Pfizer’s selling of its own inventory, Pfizer distributed XIAPEX on behalf of the Company until July 31, 2013.

•                  Upon the transfer of the applicable marketing authorizations, the Company will submit registrations related to pharmacovigilance with respect to XIAPEX.  Pfizer will continue to be responsible for the pharmacovigilance system until such registrations have been approved.

•                  Pfizer agreed to package and label XIAPEX bulk product, manufactured by the Company, for the Company’s distribution in the Territory to the extent ordered by the Company by April 5, 2013. (Such order was placed with Pfizer.) The Company has packaging and labeling responsibility for all subsequent production of XIAPEX.

•                  After February 28, 2014, Pfizer will not provide any further support to the Company with respect to the supply of XIAPEX.

•                  The term of the Transition Services Agreement commenced on March 28, 2013 and ends on April 24, 2014; provided that the rights and obligations of Pfizer and the Company that expressly terminate on a date prior to April 24, 2014, will terminate on such date.

(c) Co-promotion Agreement with GSK

On July 31, 2013, the Company and GlaxoSmithKline LLC (“GSK”) agreed to mutually terminate their co-promotion agreement for the sale of Testim. As a result, the Company reversed to income for the nine months ended September 30, 2013 the $1,015 accrual recorded in 2012 for post-expiration obligations to GSK.

8.              TERM LOAN

In order to partially fund a portion of the costs and related expenses of the acquisition of Actient described in Note (2), the Company entered into a Term Loan agreement with a syndicate of banks to borrow $225,000 in principal value. In September 2013, the Company borrowed an additional $50,000 under the Term Loan agreement. The original issue discount together with issuance costs of the Term Loan, amounting to $12,148, is being accreted to Interest expense over the stated term of the Term Loan agreement and the unamortized balance has been deducted from the Term Loan balance shown in the Balance Sheet.

The Term Loan is collateralized by a first priority security interest on certain real and all personal property of the Company and certain of its subsidiaries including (i) a pledge of all of the equity interests held by the Company and such subsidiaries and (ii) a lien encumbering all intellectual property owned by the Company and such subsidiaries.  The obligations of the Company and such subsidiaries under the Term Loan agreement are unconditionally cross guaranteed by the Company and such subsidiaries.

The Term Loan principal must be repaid in equal quarterly installments of 1.25% per quarter commencing on June 30, 2013, with the remainder of the borrowings to be paid on the maturity date of April 26, 2017, unless otherwise prepaid prior to such date in accordance with the terms of the Term Loan. The principal amount outstanding is subject to mandatory prepayment from excess positive cash flow and upon the happening of certain events including: (i) receipt of net cash proceeds from dispositions; (ii) receipt of net cash proceeds from the sale or issuance of debt or equity; and (iii) receipt of proceeds from casualty and condemnation events, in each case subject to certain limitations and conditions set forth in the Term Loan. The Company can elect loans to bear interest at a rate equal to either Base Rate (as defined in the agreement) or LIBOR, plus a margin.  The Base Rate interest rate margin is 4.00% and the LIBOR interest rate margin is 5.00%. The Term Loan agreement also establishes a floor rate for both the Base Rate and LIBOR options. As of the date hereof, the Company has elected to base the interest rate of the borrowings on LIBOR. As of September 30, 2013, the total interest rate on the Term Loan principal was 6.25%.

The Term Loan contains no financial covenants but contains usual and customary operating and restrictive covenants for a facility of this type. Events of default under the Term Loan are also usual and customary for transactions of this type. As of September 30, 2013, the Company was in compliance with Term Loan covenants.

9.              SENIOR CONVERTIBLE NOTES

In January 2013, the Company issued $350 million aggregate principal amount of the 2018 Convertible Notes, in a registered public offering. Interest is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2013.

The 2018 Convertible Notes are senior unsecured obligations that will rank senior in right of payment to any future indebtedness of the Company that is expressly subordinated in right of payment, will rank equal in right of payment to any unsecured indebtedness that is not so subordinated, will rank effectively junior in right of payment to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, and will rank structurally junior to any indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries. Prior to July 15, 2018, the 2018 Convertible Notes are convertible only upon certain specified events. The initial conversion rate for the 2018 Convertible Notes is 41.3770 shares of common stock per $1,000 principal amount of the 2018 Convertible Notes, representing an initial effective conversion price of approximately $24.17 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2018 Convertible Notes, but will not be adjusted for accrued and unpaid interest.

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

Prior to July 15, 2018, the 2018 Convertible Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2013 (and only during such fiscal quarter), if the last reported sale price of the Company common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “ 2018 Convertible Notes Measurement Period”) in which, for each trading day of such 2018 Convertible Notes Measurement Period, the trading price per $1,000 principal amount of 2018 Convertible Notes on such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of September 30, 2013, none of the conditions allowing holders of the 2018 Convertible Notes to convert had been met.

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

The Company has determined that a 5.0% effective interest rate is appropriate to calculate the accretion of the bond discount, which is being recorded as interest expense over the stated term of the 2018 Convertible Notes. (The amount by which interest expense, calculated using the effective interest rate of 5.0%, exceeds the interest expense related to the coupon rate of 1.5% is non-cash interest expense.) The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. The Company may be required to pay additional interest upon occurrence of certain events as outlined in the indenture governing the 2018 Convertible Notes. As of September 30, 2013, the remaining term of the 2018 Convertible Notes is 4.8 years.

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

10.       STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2004 Equity Compensation Plan, as amended (the “2004 Plan”), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors, consultants and advisors who provide services. As of September 30, 2013, the Company had granted non-qualified stock options and stock awards under the 2004 Plan. At September 30, 2013, there were 2,971,412 shares available for future grants under the 2004 Plan.

(a)         Stock Option Information

During the nine months ended September 30, 2013, the Company granted non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. These options expire ten years from date of grant. Their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted and they vest rateably over four years at one year intervals from the grant date, assuming continued employment of the grantee.

The following tables summarize stock option activity for the nine month period ended September 30, 2013:

	Nine Months Ended September 30, 2013
			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Stock options	Shares	price	life (in years)	value
Options outstanding:
Outstanding at December 31, 2012	6,626,176	$22.50
Granted	1,172,209	17.58
Exercised	(40,112)	10.20
Forfeited	(316,562)	25.11
Outstanding at September 30, 2013	7,441,711	21.68	6.94	$7,479
Exercisable at September 30, 2013	4,050,142	23.46	5.62	6,117

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $18.20 as of September 30, 2013, that would have been received by the option holders had all option holders exercised their options as of that date. During the three months ended September 30, 2013, total intrinsic value of options exercised was $336. As of September 30, 2013, exercisable options to purchase 948,561 shares of the Company’s common stock were in-the-money.

(b)         Stock Awards

During the nine months ended September 30, 2013, the Company granted a total of 140,550 performance-based restricted stock unit awards to certain officers. The right to receive shares of common stock will be earned (subject to vesting) upon attainment of two performance goals, weighted as follows: 50% weighting on attaining a specified level of net income for the year ending December 31, 2013 and 50% weighting based upon the timing of approval, and labelling required, by the U.S. Food and Drug Administration (the “FDA”) for the supplemental Biologic License Application (“sBLA”) for XIAFLEX for Peyronie’s. The number of shares of restricted stock units earned will vest 33% on the date of determination that the performance goal is achieved with an additional 33% vesting on the first anniversary, and the remaining balance vesting on the second anniversary, of the date of determination for the performance goal achievement. As of September 30, 2013, management estimates that the issuance of approximately 24,000 shares of restricted stock is probable under these awards.

In addition to an annual grant of stock options, during the nine months ended September 30, 2013, the Company granted 318,474 restricted share units to employees. These restricted share units generally vest ratably over three years at one year intervals from the grant date. Upon vesting, each restricted share unit is converted into one share of the common stock of the Company.

(c)          Restricted Stock

During the nine months ended September 30, 2013, the Company granted to members of the Board of Directors 10,000 restricted shares and 20,000 deferred stock units.  These awards will vest on the date of the 2014 annual shareholders meeting, assuming continued service of the grantee.

The following table summarizes the restricted stock activity for the nine-month period ended September 30, 2013:

		Weighted
		average
		grant-date
	Shares	fair value
Nonvested at December 31, 2012	48,700	$23.76
Issued	10,000	14.37
Vested	(34,490)	24.16
Cancelled	(250)	24.62
Nonvested at September 30, 2013	23,960	19.27

(d)  Valuation Assumptions and Expense Information

Total stock-based compensation costs charged against income for the nine months ended September 30, 2013 and 2012 amounted to $11,346 and $11,112, respectively. Stock-based compensation costs capitalized as part of inventory amounted to $6,178 at September 30, 2013 and $4,866 at December 31, 2012, respectively.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average assumptions:
Expected life of options (in years)	6.25	6.25	6.27	6.26
Risk-free interest rate	1.90%	1.17%	1.20%	1.05%
Expected volatility	47.84%	50.17%	48.78%	50.69%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

During the nine months ended September 30, 2013, the weighted-average grant-date fair value of options granted was $8.42. As of September 30, 2013, there was approximately $25,500 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.41 years.

11.       INCOME TAXES

The Company’s effective income tax rate benefits (expense) were (1.0%) and 128.0% for the three months and nine months ended September 30, 2013, respectively.  The income tax expense for the three months ended September 30, 2013 results from income taxes payable in certain state jurisdictions. The effective income tax rate benefits results from the reversal of a portion of the valuation allowance against the Company’s deferred tax assets, net of recognition of income taxes on current income in certain state jurisdictions and certain discrete items of tax.

The effective income tax rates were 0.0% and 0.0% for the three months and nine months ended September 30, 2012, respectively, as a result of the full valuation allowance.

Since inception through March 31, 2013, the Company has maintained a full valuation allowance equal to its cumulative net deferred tax assets given its history of operating losses. During the second quarter of 2013, in conjunction with the accounting associated with the Actient acquisition described in Note (2), the Company recorded deferred tax liabilities related to differences between the book basis and the tax basis of the Actient amortizable assets. These deferred tax liabilities will serve as reversible temporary differences that give rise to future taxable income and, therefore, they serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company. Solely on this basis, management determined that it is more likely than not that a portion of its valuation allowance was no longer required.  As a result of the release of the valuation allowance, the Company recorded a tax benefit of $92,607 in the consolidated statement of operations for the nine month period ended September 30, 2013 and an additional tax benefit of $1,295 in Additional paid-in capital related to the 2018 Convertible Notes. Offsetting the benefit of the release of the valuation allowance, the Company recorded for the three months and nine months ended September 30, 2013 a provision of $289 and $538, respectively, for income taxes on current income in certain state jurisdictions.

Additionally, as a result of the purchase accounting adjustments discussed above, the Company is establishing deferred tax liabilities of $10,635 for certain state jurisdictions. These deferred tax liabilities result from the differences between the book and tax basis of certain Actient amortizable assets in jurisdictions in which there are no offsetting deferred tax assets.

Because the Actient acquisition deferred tax liabilities are provisional amounts that are subject to the finalization of the purchase accounting, this tax benefit may be revised during the acquisition measurement period as explained in Note (2). Since the Company has only looked to reversible taxable differences and feasible tax-planning strategies in assessing the need for the valuation allowance, a portion of its deferred tax assets are not more likely than not to be utilized and remain offset by a valuation allowance. On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will not be realized.  In the event the Company determines at a future time that it would realize additional deferred tax assets, the Company will decrease its deferred tax asset valuation allowance and record an income tax benefit in the period when the Company makes such determination.

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

Upsher-Smith Litigations

The Company is currently engaged in separate litigations with Upsher-Smith Pharmaceuticals, Inc. (“Upsher-Smith”) in Federal court in Delaware regarding Upsher-Smith’s attempts to bring a generic testosterone gel product to market via an ANDA or 505(b)(2) NDA using Testim as its reference listed drug.  Upsher-Smith will not be able to lawfully launch a generic or branded generic version of Testim in the U.S. without the necessary approval from the FDA.  On August 16, 2013, the FDA granted tentative approval of the Upsher-Smith NDA (as defined below) with the brand name VogelxoTM for the Upsher-Smith testosterone gel product.  The previously pending ANDA litigation in Federal court in New Jersey was dismissed in March 2013, and, although Upsher-Smith initially appealed, the Company and Upsher-Smith have since jointly agreed to dismiss the appeal.  We refer to the ANDA litigation in Delaware as the “Delaware Upsher-Smith ANDA Litigation”, the 505(b)(2) NDA litigation in Delaware as the “Delaware Upsher-Smith 505(b)(2) NDA Litigation”, the litigation in New Jersey as the “New Jersey Upsher-Smith ANDA Litigation”, and all three of them collectively as the “Upsher-Smith Litigations”.

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

Delaware 505(b)(2) NDA

On or about December 28, 2012, the Company and FCB became aware of a notice from Upsher-Smith that advised the Company and FCB of Upsher-Smith’s filing of a 505(b)(2) NDA containing a Paragraph IV certification under 21 U.S.C. Section 314.52(c) for testosterone gel (the “Upsher-Smith NDA”). This Paragraph IV certification notice refers to the ten U.S. patents, covering Testim, that are listed in the Orange Book.  These ten patents are owned by FCB and are exclusively licensed to Auxilium and will expire between 2023 and 2025.  Upsher-Smith may seek to have any drug approved under the Upsher-Smith NDA as a generic or branded generic version of Testim.  On January 28, 2013, the Company and FCB filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith for infringement of FCB’s ten patents listed in the Orange Book as covering Testim® 1% testosterone gel.  A hearing on Upsher-Smith’s previously filed motion for summary judgment was held on June 28, 2013, and by request of the Court, the parties submitted additional briefing in the weeks following the hearing.  On August 16, 2013, the FDA granted tentative approval of the Upsher-Smith NDA with the brand name Vogelxo for the Upsher-Smith testosterone gel product.  The Company is currently awaiting a ruling on the summary judgment motion from the Court which the Company believes could come at any time.  If summary judgment is granted, Upsher-Smith could launch a 1% testosterone gel product using Testim as the reference drug immediately after such ruling, if it receives final approval by the FDA.  If summary judgment is not granted, the trial is currently scheduled to commence in June 2014.

On March 26, 2013, the Company submitted a Citizen’s Petition to the FDA with respect to Upsher-Smith’s 505(b)(2) NDA referencing Testim.  The Company requested that, in the event of FDA final approval of the Upsher-Smith 505(b)(2) NDA, the FDA: (i) refrain from designating Upsher-Smith’s testosterone gel as therapeutically equivalent to Testim and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels.  Since any such approval by the FDA would be pursuant to a 505(b)(2) NDA and not pursuant to an ANDA, it is unclear at this time whether such an Upsher-Smith product would receive a therapeutically equivalent rating to Testim or a different rating.  Although the FDA has not yet substantively replied to this Citizen Petition, the FDA did recently communicate to the Company that it has not yet resolved the issues raised in the Citizen Petition. The therapeutic equivalence rating may determine whether the Upsher-Smith testosterone product, if launched, would be launched as a generic, a branded generic, or simply another branded competitor in the TRT gel market.  It is unclear at this time when the FDA will substantively respond to the Company’s Citizen Petition.

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

13.  SUBSEQUENT EVENT

On October 10, 2013, the Company and VIVUS, Inc. (“VIVUS,” and together with the Company, the “Parties”, and each individually, a “Party”) entered into a License and Commercialization Agreement (the “License Agreement”).  Under the License Agreement, the Company was granted the exclusive right to commercialize VIVUS’s pharmaceutical product STENDRATM (avanafil) (the “Product”) for the treatment of any urological disease or condition in humans, including male erectile dysfunction (the “Field”), in the United States and Canada and their respective territories (the “Territory”).  A summary of certain terms of the License Agreement is set forth below.

Upfront, Milestone and Royalty Payments:

•                  The Company paid to VIVUS a one-time license fee of $30,000.

•                  The Company will make a $15,000 regulatory milestone payment to VIVUS if the FDA approves the STENDRA label expansion described below.

•                  The Company may make up to an aggregate of $255,000 in potential milestone payments to VIVUS based on the achievement of certain net sales targets by the Company.

•                  The Company will make royalty payments to VIVUS based on tiered percentages of the aggregate annual net sales of the Product in the Territory on a quarterly basis.  The percentage of the Company’s aggregate annual net sales to be paid to VIVUS increases in accordance with the achievement of specified thresholds of aggregate annual net sales of the Product in the Territory.  At the lowest tier, the royalty payable is in the range of 5% to 10% and, at the highest tier, the royalty payable is in the range of 15% to 20%.

•                  If the Company’s net sales of the Product in a country are reduced by certain amounts following the entry of a generic product to the market, royalty payments will be reduced by an amount that will be a function of the degree to which the Parties agree the market for the Product has been reduced.

•                  The Company may also make royalty payments and, if a certain annual sales threshold is met, a milestone payment to VIVUS in satisfaction of VIVUS’s payment obligations to Mitsubishi Tanabe Pharma Corporation (“MTPC”) set forth in an agreement between MTPC and VIVUS, as amended, pursuant to which MTPC granted VIVUS certain intellectual property rights relating to the Product in exchange for certain royalty and milestone payments to MTPC.  Should any royalties be payable to MTPC, they will be in a range of 4% to 7%.  The maximum amount payable for the future milestone (assuming there are no sales anywhere outside of the United States) is $6,000 and is payable only if annual sales exceed a certain threshold.

Term of the License Agreement:

•                  Subject to each Party’s termination rights, the License Agreement will remain in effect until the later of, on a country by country basis, (i) ten years from the date the Product launches in such country, and (ii) the expiration of the last to expire patent covering the Product in such country.

Upon the expiration of the term of the License Agreement, the license grant by VIVUS to the Company will become fully paid-up, royalty-free, perpetual and irrevocable.

Exclusivity:

•                  Neither of the Parties is permitted to directly or indirectly develop, commercialize, or in-license any product that competes with the Product in the Territory during a period of five years from the effective date of the License Agreement.

Licenses/Intellectual Property:

•                  VIVUS granted the Company an exclusive license (even as to VIVUS), with a right to sublicense, subject to certain limitations, under certain of VIVUS’s trademarks, including STENDRA, to market, sell and distribute the Product in the Territory.

•                  VIVUS granted the Company an exclusive license (even as to VIVUS), with a right to sublicense, subject to certain limitations, under certain of VIVUS’s patents and know-how (i) to use, distribute, import, promote, market, sell, offer for sale or otherwise commercialize Products in the Field in the Territory, (ii) to make and have made Products anywhere in the world, with certain exceptions, and (iii) to conduct certain development activities on the Product in the Field in support of obtaining regulatory approval in the Territory.

Manufacturing rights/supply obligations/pricing:

•                  The Company will obtain the Product exclusively from VIVUS pursuant to a Commercial Supply Agreement entered into between the Company and VIVUS, as further described below.  At a time selected by the Company, but no later than the third anniversary of the effective date of the License Agreement, the Company may elect to transfer control of the supply chain for the Product to itself or its designee (the “Supply Chain Transfer”).

Development and commercialization responsibilities and costs:

•                  VIVUS shall be responsible for conducting any post-Regulatory Approval studies that are required by the FDA. The costs of conducting such studies shall be shared equally, up to a maximum aggregate payment by the Company of $4,000, and once such maximum is reached, VIVUS shall be solely responsible for such costs. VIVUS has billed the Company $2,100 of such costs. Any additional post-Regulatory Approval studies that the Company determines to conduct with respect to the Product shall be conducted by the Company at its sole expense.

•                  At VIVUS’s sole cost and expense, VIVUS shall be responsible for preparing and filing with the FDA the appropriate documents to obtain a label expansion for the Product referencing a specific time of onset.  VIVUS shall use its commercially reasonable efforts to obtain approval of such label expansion filing.

•                  The Company will be solely responsible for commercializing the Product in the Field in the Territory during the term of the License Agreement, subject to its annual marketing plans, and will be solely responsible for all costs and expenses associated with such commercialization activities.

Right to terminate agreement/license:

•                  Either Party may terminate the License Agreement as a result of the other Party’s material breach or bankruptcy.

•                  VIVUS may terminate the License Agreement immediately upon written notice to the Company if it is excluded from participation in the United States federal healthcare programs.

•                  After the first anniversary of the Product launch in the United States, the Company may terminate the License Agreement for any reason upon 180 days written notice.

•                  The Company may terminate the License Agreement upon a generic entry into the market upon 30 days written notice.

Commercial Supply Agreement between the Company and VIVUS

On October 10, 2013, the Company and VIVUS entered into a Commercial Supply Agreement (the “Supply Agreement”).  Under the Supply Agreement, VIVUS will be the exclusive supplier to the Company of the Product for commercialization by the Company in the Field in the Territory under the terms of the License Agreement.  A summary of certain terms of the Supply Agreement is set forth below.

Supply of Product:

•                  VIVUS will manufacture the Product, directly or through one or more third party subcontractors.

•                  VIVUS currently obtains the Product solely from MTPC and will continue to obtain the Product solely from MTPC (who will have an obligation to supply VIVUS until June 30, 2015) unless and until VIVUS qualifies with the FDA a third party manufacturer who is able to manufacture the Product in accordance with required specifications and applicable laws.

Minimum Purchase Requirements:

•                  The Company will purchase all of its requirements for the Product from VIVUS, subject to the Supply Chain Transfer described above.

•                  For 2015 and each subsequent year during the term, should the Company fail to purchase an agreed minimum amount of the Product from VIVUS, it will reimburse VIVUS for the shortfall as it relates to VIVUS’s out-of-pocket costs to acquire certain raw materials needed to manufacture the Product.

Price of Product:

•                  The Company will pay to VIVUS its manufacturing cost plus a certain percentage mark up for each unit of Product.

Term:

•                  Subject to each Party’s termination rights, the term of the Supply Agreement will remain until December 31, 2018.

•                  Either Party may terminate the Supply Agreement as a result of the other Party’s material breach or bankruptcy.

•                  Either Party may terminate the Supply Agreement if the License Agreement is terminated. The Supply Agreement will automatically terminate upon the completion of the Supply Chain Transfer.

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

•                  our ability to successfully launch new products, including STENDRA, and to successfully launch new indications, or obtain label expansions, for existing products, including XIAFLEX for the treatment of Peyronie’s and XIAFLEX for the treatment of multiple cords in Dupuytren’s, in each case if approved by the U.S. Food and Drug Administration (“FDA”);

•                  achieving greater market acceptance of our products by physicians and patients;

•                  obtaining and maintaining third-party payor coverage and reimbursement for our products and, if approved, our product candidates;

•                  obtaining approval from the FDA and other similar regulatory agencies in other countries for XIAFLEX for the treatment of Peyronie’s;

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

•                  the availability of, and ability to obtain, additional funds through public or private offerings of debt or equity securities;

•                  the ability to service all of our outstanding indebtedness;

•                  obtaining and maintaining all necessary patents or licenses;

•                  the costs associated with acquiring, and the ability to acquire, additional product candidates or approved products;

•                  the ability to enroll patients in clinical trials for our product candidates in the expected timeframes;

•                  the ability to obtain authorization from the FDA or other regulatory authorities to initiate clinical trials of our product candidates within the expected timeframes;

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

•                  our ability to forecast our performance accurately; and

•                  one-time events.

These risks and uncertainties are not exhaustive.  For a more detailed discussion of risks and uncertainties, see “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 29, 2013, “Item 1A — Risk Factors” of Part II of our Quarterly Report filed with the SEC on August 1, 2013, and “Item 1A — Risk Factors” of Part II of this Quarterly Report.  Other sections of this Quarterly Report and our other SEC filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects.  Moreover, we operate in a very competitive and rapidly changing environment.  Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements.  We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws.  We qualify all forward-looking statements by these cautionary statements.

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

Overview

We are a specialty biopharmaceutical company with a focus on developing and marketing products to predominantly specialist audiences.  For the quarter ended September 30, 2013, we reported net revenues of $108.1 million, compared to net revenues of $71.0 million in the third quarter of 2012, an increase of 52%.  For the third quarter of 2013, XIAFLEX U.S. net revenues increased by 20% over the comparable 2012 period to $15.9 million and U.S. Testim net revenues decreased by 7% to $50.7 million.  Revenues from our recently acquired subsidiary, Actient, resulted in net revenues of $38.3 million for the third quarter of 2013.  This included TESTOPEL net revenues of $20.6 million and Edex net revenues of $8.0 million for the third quarter of 2013.  We reported a net loss of ($28.9) million, or ($0.59) per share (basic and fully diluted), compared to a net loss of ($10.5) million, or ($0.21) per share (basic and fully diluted), reported for the third quarter of 2012. As of September 30, 2013, we had $121.4 million in cash, cash equivalents and short-term investments, compared to $157.4 million at December 31, 2012, and outstanding debt of $291.0 million ($350 million at par value) in the form of the 2018 Convertible Notes and $257.8 million ($268.8 million par value) in a senior secured term loan (the “Term Loan”).

We are a fully integrated company and had approximately 653 employees at the end of the first nine months of 2013, including approximately 378 employees in our commercial organization, 145 employees in manufacturing and quality, 60 employees in research and development and 70 employees in administrative support.

We currently market 11 products in the urology, orthopedic, respiratory and other areas in the U.S. and, where indicated below, internationally through our respective collaborators:

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

•                  XIAFLEX® for the treatment of adult Dupuytren’s patients with a palpable cord;

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

We also have the exclusive marketing rights in the U.S. and Canada for STENDRATM, an FDA-approved oral therapy for ED.  We plan to begin shipping STENDRA in December 2013 and to commence promotional activities in January 2014.

We promote our six promoted products through three focused sales forces, totaling approximately 257 sales representatives.  These sales forces are now organized as follows:

•                  Team Primera consists of approximately 150 territories and is responsible for Testim and Edex, and will be responsible for STENDRA;

•                  Team Innovia consists of approximately 60 territories and is responsible for selling TESTOPEL and Osbon ErecAid.  Team Innovia will also have primary responsibility for selling XIAFLEX in Peyronie’s, if approved by the FDA.

•                  Team Agilis consists of 47 territories and is responsible for selling XIAFLEX in Dupuytren’s.

For the period covered by this Report, our pipeline included:

CCH

Regulatory Review:

• XIAFLEX for the treatment of Peyronie’s with our supplemental Biologics License Application (“sBLA”) having been accepted for filing in December 2012 with a PDUFA date scheduled for December 6, 2013

Phase III:

• XIAFLEX for the treatment of multiple Dupuytren’s cords, with top-line data expected to be reported in the fourth quarter of 2013

Phase II:

• XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy (“EFP”), commonly known as cellulite, with top-line data having been reported in the fourth quarter of 2012 and a Phase IIa trial having commenced in October 2013

• XIAFLEX for the treatment of Adhesive Capsulitis, commonly known as Frozen Shoulder syndrome, with top-line data reported in the first quarter of 2013 and the initiation of a later stage study for the treatment of Frozen Shoulder syndrome in the fourth quarter of 2013

Testosterone

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

• execute a successful launch of STENDRA for the treatment of ED;

• deliver on our current product pipeline;

• build out our business and development pipeline in specialty therapeutic areas through corporate development and licensing activities, such as the recent acquisition of Actient; and

• continue our focus on financial discipline.

In the short term, we plan to focus on commercial execution with respect to our promoted products, successfully launching STENDRA for the treatment of ED, successfully launching XIAFLEX for Peyronie’s, if approved by the FDA, continuing to integrate the operations of Actient, preparing the submissions of a proposed multi-cord label expansion for XIAFLEX for Dupuytren’s and of an approximately 15-minute onset of action efficacy claim for STENDRA, bringing additional indications for XIAFLEX/CCH to market, and pursuing opportunities for growth through in-licensing or acquisition activities in our current or additional specialty therapeutic areas. We believe that we are well positioned to be a profitable and sustainable specialty biopharmaceutical company by executing on these core strategic initiatives. We believe that we can further leverage our sales forces and our expertise in clinical development and regulatory strategy with the addition of new products. We plan to be opportunistic and nimble with respect to corporate development and licensing opportunities, as we believe our recent acquisition of Actient demonstrates. We will continue to explore opportunities to add marketed products and/or product opportunities that we believe represent a good strategic fit and are fiscally responsible. Although we may seek products that have a therapeutic fit with our current products and product candidates, we believe that the core competencies we have with respect to drug development and commercialization can be applied to a number of other specialty focused therapeutic areas.

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

Recent Developments

On October 23, 2013, we announced the dosing of the first cohort of patients in our Phase IIa study of CCH for the treatment of EFP, commonly known as cellulite.

On October 10, 2013, we entered into an agreement with VIVUS whereby we obtained the exclusive right to market VIVUS’s ED product, STENDRA (avanafil), in the United States and Canada.  The parties also simultaneously signed a Commercial Supply Agreement pursuant to which VIVUS will be initially responsible for the manufacture and supply of STENDRA to us.

On October 5, 2013, at the 68th Annual Meeting of the American Society for Surgery of the Hand (“ASSH”), we announced results from Year 4 of the Collagenase Optimal Reduction of Dupuytren’s - Long-term Evaluation of Success Study (“CORDLESS”) regarding XIAFLEX for the treatment of Dupuytren’s.  The study assessed 623 joints in adult Dupuytren’s patients with a palpable cord from earlier Auxilium studies, indicating that 42.1 percent of patients previously successfully treated with XIAFLEX experienced disease recurrence and 57.9 percent did not experience disease recurrence based on the study’s definition.  Study authors also presented an update on XIAFLEX safety data following three years (36 months) of post-approval use at the ASSH Annual Meeting.  After an estimated 49,078 XIAFLEX injections were administered to approximately 36,500 adult patients in the U.S. for the treatment of Dupuytren’s with a palpable cord, there was no clinically meaningful change in the nature of events reported relative to the one year post-marketing safety profile.

On September 19, 2013, we entered into an Incremental Assumption Agreement (“Incremental Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”) under our existing Term Loan with MSSF, which originally provided for a $225,000,000 senior secured term loan.  Under the Incremental Agreement, we raised an additional $50,000,000 from a syndicate of lenders, and this additional amount is on terms consistent with our initial $225,000,000 senior secured credit facility.

On August 28, 2013, we announced that the FDA extended the PDUFA goal date for our sBLA for XIAFLEX for the treatment of Peyronie’s from September 6, 2013 to December 6, 2013.

On August 1, 2013, we and GlaxoSmithKline LLC announced the mutual termination of our U.S. co-promotion of Testim for the treatment of male hypogonadism, effective August 2, 2013.

On August 1, 2013, we also announced that we had finalized our plans for our new sales force allocation.  Moving forward, we will utilize three field forces with a total of approximately 257 sales representatives.  The Primera sales force will consist of approximately 150 territories and will be responsible for Testim and Edex. The Innovia sales force consists of approximately 60 territories and is responsible for selling TESTOPEL and Osbon ErecAid.  The Innovia team also has primary responsibility for selling XIAFLEX in Peyronie’s, assuming this indication receives approval by the U.S. FDA.  The Agilis sales force is responsible for selling XIAFLEX in Dupuytren’s and consists of approximately 47 territories.

On July 15, 2013, we and Sobi announced a long-term collaboration for the development, supply and commercialization of XIAPEX (collagenase clostridium histolyticum) (EU tradename for XIAFLEX) in 71 Eurasian and African countries.  In addition, work is on-going to file for approval of XIAPEX for the treatment of Peyronie’s in the EU. Under the terms of the agreement, we expect to receive significant tiered royalties within the range of 55-65%, 50-60% and 45-55% based on sales of XIAPEX in Sobi’s territories, which will also cover payment for product supply.  The tiered royalty percentages will decrease by approximately 10% upon the occurrence of certain manufacturing milestones or July 1, 2016, whichever is earlier.  Additionally, Sobi could make up to $40 million in potential sales milestone payments to us.

Results of Operations

Revision to previously issued financial statements

In connection with the preparation of the consolidated financial statements for the third quarter of 2013, an incorrect classification was identified with respect to the manner in which we classified the tenant improvement allowance of $3,204 provided by the lessor in the lease for our new corporate headquarters which commenced on January 1, 2013. At recognition of the tenant improvement allowance provided, we properly recorded in our Consolidated Balance Sheets the cost of the improvements as a fixed asset and the tenant improvement allowance as a deferred rent credit. In the Consolidated Statement of Cash Flows provided in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013, the tenant improvements were incorrectly classified as cash used in investing activities and the offsetting increase in deferred rent was incorrectly classified as an adjustment of cash flows provided by operating activities. We have now determined that the tenant improvement allowance should have been netted against the Purchases of property and equipment to reflect the non-cash nature of these transactions in the periods presented. The effect of the misclassification in the Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and the six months ended June 30, 2013 was a $3.2 million overstatement of both net cash provided by operating activities and net cash used in investing activities. We assessed this misclassification and concluded that it was not material to our previously issued financial statements. We have properly presented the tenant improvement transaction in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013. The revision of the three month period ended March 31, 2013 and six month period ended June 30, 2013 will be reflected in our first and second quarter filings of fiscal 2014, respectively. Our Consolidated Statements of Operations for first and second quarters of 2013 and our Consolidated Balance Sheets as of March 31, 2013 and June 30, 2013 were not affected by this misclassification and remain unchanged.

Three Months Ended September 30, 2013 and 2012

Net revenues.  Net revenues for the three months ended September 30, 2013 and 2012 comprise the following:

	Three months ended September 30,
	2013	2012	Change	% Change
	(in millions)
Testim revenues-
Net U.S. revenues	$50.7	$54.6	$(3.9)	-7%
International revenues	1.6	0.7	0.9	126%
	52.3	55.4	(3.0)	-6%
XIAFLEX revenues-
Net U.S. revenues	15.9	13.2	2.7	20%
International revenues	1.7	2.5	(0.8)	-32%
	17.6	15.7	1.9	12%
Other net U.S. revenues-
TESTOPEL	20.6	—	20.6	N/A
Edex	8.0	—	8.0	N/A
Other	9.7	—	9.7	N/A
	38.3	—	38.3	N/A
Total net revenues	$108.1	$71.0	$37.1	52%

Revenue allowance as a percentage of gross U.S. revenues	31%	32%	-1%

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received on its out-licensing agreements, together with royalties earned on product sales by the licensees.

Testim

The decrease in Testim net U.S. revenues is principally due to a loss in market share as a result of the continued efforts of competing products and changes in our managed care coverage.  According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for the third quarter of 2013 decreased 18% compared to the comparable period of 2012. Offsetting this decline in prescription demand, Testim net U.S. product sales in the third quarter of 2013 benefited from a build-up of wholesaler inventories compared to 2012.

XIAFLEX

Total revenues for XIAFLEX in the third quarter of 2013 were $17.6 million compared to $15.7 million in the third quarter of 2012. Net revenues for the three months ended September 30, 2013 include $15.9 million of net U.S. product sales of XIAFLEX compared to the $13.2 million recorded in the third quarter of 2012. This increase represents the growth in product shipments and an increase in the net selling price of 1%. XIAFLEX international revenues for the three months ended September 30, 2013 amounted to $1.7 million compared to $2.5 million recorded in the third quarter of 2012.

Other net U.S. revenues

Other U.S. net revenues for the three months ended September 30, 2013 are sales of the products we acquired in the April 26, 2013 acquisition of Actient.  These revenues included sales of TESTOPEL,

Edex and other U.S. products of $20.6 million, $8.0 million and $9.7 million, respectively. We did not have any sales of such products in the prior year since we had not yet acquired Actient.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the third quarter of 2013 compared to that of 2012 decreased due to lower level of allowances on sales of Actient products offset in part by higher levels of managed care contract rebates and government health plan charge-backs on sales of Testim.

Cost of goods sold. Cost of goods sold was $33.6 million and $15.8 million for the three months ended September 30, 2013 and 2012, respectively.  Cost of goods sold reflects the cost of product sold, royalty obligations for Testim and XIAFLEX due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the three months ended September 30, 2013 compared to 2012 was principally attributable to the Actient acquisition, offset in part by the decrease in Testim units sold.  Gross margin on net revenues was 70% for the quarter ended September 30, 2013 compared to 78% for the comparable period in 2012.  The decrease in the gross margin rate is due to the $5.4 million acquisition accounting step-up of the acquired Actient inventory and a decline in XIAFLEX U.S. product sales margins due to costs related to XIAFLEX manufacturing initiatives, offset in part by the higher margin contribution of Actient products before the acquisition accounting step-up.

Research and development expenses. Investments in research and development for the quarter ended September 30, 2013 were $11.8 million, compared to $10.6 million for 2012.  This increase in expense results principally from spending on the ongoing XIAFLEX multi-cord Phase III clinical trial for Dupuytren’s, partially offset by lower spending on XIAFLEX clinical trials for the treatment of Peyronie’s.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $62.8 million for the quarter ended September 30, 2013 compared with $55.3 million for the year-ago quarter. This increase was primarily due to the added expenses of acquired Actient operations, transaction and integration costs of the Actient acquisition and an increase in marketing and advertising spend related to the potential launch, if approved, of XIAFLEX for the treatment of Peyronie’s, partially offset by lower advertising spending for Dupuytren’s and non-cash costs included in the third quarter of 2012 for the now mutually terminated Testim co-promotion agreement with GSK.

Amortization of purchased intangibles.  Amortization of purchased intangibles relates to the amortization of the finite-lived intangible assets acquired in the April, 2013 Actient acquisition.

Change in contingent consideration.  The change in contingent consideration represents the change in the fair value of the contingent consideration recorded as part of the April, 2013 Actient acquisition due to the time value of money and increases in forecasted TESTOPEL revenues. This expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving forecasted Actient product revenues on which royalties are payable and the periods in which we estimate sales level milestones will be achieved.

Interest expense.  Interest expense in 2013 represents accrual of the cash interest and the amortization of the debt discount and issuance costs relating to the $350 million aggregate principal amount of the 1.5% Convertible Senior Notes we issued in January 2013 and the $275 million Term Loan facility.

Other income, net.  Other income (expense) relates primarily to interest earned on cash, cash equivalents and short-term investments.

Income tax expense.  The income tax expense for the three months ended September 30, 2013 represents income taxes payable in certain state jurisdictions.

Nine Months Ended September 30, 2013 and 2012

Net revenues.  Net revenues for the nine months ended September 30, 2013 and 2012 comprise the following:

	Nine months ended Sptember 30,
	2013	2012	Change	% Change
	(in millions)
Testim revenues-
Net U.S. revenues	$149.2	$175.0	$(25.8)	-15%
International revenues	3.0	2.8	0.2	8%
	152.2	177.8	(25.6)	-14%
XIAFLEX revenues-
Net U.S. revenues	42.8	37.7	5.1	14%
International revenues	14.3	7.4	7.0	95%
	57.1	45.1	12.1	27%
Other net U.S. revenues-
TESTOPEL	35.0	—	35.0	N/A
Edex	13.0	—	13.0	N/A
Other	17.5	—	17.5	N/A
	65.5	—	65.5	N/A
Total net revenues	$274.8	$222.8	$52.0	23%

Revenue allowance as a percentage of gross U.S. revenues	31%	32%	-1%

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received through its out-licensing agreements, together with royalties earned on product sales by the licensees.

During the first quarter of 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues and Net income reported for the nine months ended September 30, 2012 in the amount of $820.  Management believes this adjustment is not material to the Company’s results of operations for 2012.

Testim

The decrease in Testim net U.S. revenues is principally due to a loss in market share as a result of the continued efforts of competing products and changes in our managed care coverage.  According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for the first nine months of 2013 decreased 17% compared to the comparable period of 2012. Testim net U.S. product sales in the first nine months of 2013 benefited from an increase in net selling price of 3% compared to 2012 as contract rebates and government health plan charge-backs principally offset the benefit of the cumulative impact of gross price increases.

XIAFLEX

Total revenues for XIAFLEX in the first nine months of 2013 were $57.1 million compared to $45.1 million in the first nine months of 2012. Net revenues for the nine months ended September 30, 2013 include $42.8 million of net U.S. product sales of XIAFLEX compared to the $37.7 million recorded in the first nine months of 2012. This increase represents the growth in product shipments and an increase in the net selling price of 1%. The increase in XIAFLEX international revenues results from the increase in amortization resulting from the decision with Pfizer to mutually terminate the Pfizer Agreement effective April 24, 2013.  There will not be any such amortization applicable to periods after April 24, 2013.

Other net U.S. revenues

Other net U.S. revenues for the nine months ended September 30, 2013 are sales of the products we acquired in the April 26, 2013 acquisition of Actient.  These revenues included sales of TESTOPEL, Edex and other U.S. products of $35.0 million, $13.0 million and $17.5 million, respectively. We did not have any sales of such products in the prior year since we had not yet acquired Actient.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the first nine months of 2013 compared to that of 2012 decreased due to lower level of allowances on sales of Actient products offset in part by higher levels of managed care contract rebates and government health plan charge-backs on sales of Testim.

Cost of goods sold.  Cost of goods sold was $75.9 million and $50.3  million for the nine months ended September 30, 2013 and 2012, respectively.  Cost of goods sold reflects the cost of product sold, royalty obligations for Testim and XIAFLEX due to the Company’s licensors, and the amortization of the deferred costs associated with the Pfizer Agreement. The increase in cost of goods sold for the nine months ended September 30, 2013 compared to 2012 was principally attributable to the Actient acquisition, offset in part due to the decrease in Testim units sold.  Gross margin on our net revenues was 72% in the first nine months of 2013 compared to 77% in the comparable 2012 period. The decrease in the gross margin rate is due to the $9.9 million acquisition accounting step-up of the acquired Actient inventory, a decline in XIAFLEX U.S. product sales margins due to lower production volumes and costs related to XIAFLEX manufacturing initiatives and write-downs of XIAPEX international inventories to estimated net realizable value, offset in part by the benefit of the increased amortization resulting from the Pfizer Agreement termination and the higher margin contribution of Actient products before the acquisition accounting step-up.

Research and development expenses. Research and development spending for the nine months ended September 30, 2013 was $37.3 million, compared to $32.8 million for 2012.  This increase in expense results principally from spending on the ongoing XIAFLEX multi-cord phase III clinical trial for Dupuytren’s, partially offset by lower spending on XIAFLEX clinical trials for the treatment of Peyronie’s.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $182.0 million for the nine months ended September 30, 2013 compared with $144.9 million for the year-ago comparable period. This increase was primarily due to the added expenses of acquired Actient operations, transaction and integration costs of the Actient acquisition and merger related restructuring expenses and an increase in marketing and advertising spend related to the potential launch, if approved, of XIAFLEX for the treatment of Peyronie’s, partially offset by lower advertising spending for Dupuytren’s and non-cash costs included in 2012 for the now mutually terminated Testim co-promotion agreement with GSK.

Amortization of purchased intangibles.  Amortization of purchased intangibles relates to the amortization of the finite-lived intangible assets acquired in the April, 2013 Actient acquisition.

Change in contingent consideration.  The change in contingent consideration represents the change in the fair value of the contingent consideration recorded as part of the April, 2013 Actient acquisition due to the time value of money and increases in forecasted TESTOPEL revenues. This expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving forecasted Actient product revenues on which royalties are payable and the periods in which we estimate sales level milestones will be achieved.

Interest expense.  Interest expense in 2013 represents accrual of the cash interest and the amortization of the debt discount and issuance costs relating to the $350 million aggregate principal amount of the 1.5% Convertible Senior Notes we issued in January 2013 and the $275 million Term Loan facility.

Other income, net.  Other income (expense) relates primarily to interest earned on cash, cash equivalents and short-term investments.

Income tax benefit.  The tax benefit for 2013 represents the $92.6 million release of the valuation allowance for deferred tax assets, net of recognition of income taxes on current income in certain state jurisdictions and certain discrete items of tax, net of a current tax provision of $0.5 million for income taxes in certain state jurisdictions. As part of the required accounting for the Actient acquisition, we recorded deferred tax liabilities related to differences between the book basis and the tax basis of certain Actient amortizable assets.  These deferred tax liabilities will serve as reversible temporary differences that give rise to future taxable income and, therefore, they serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company.

Liquidity and Capital Resources

We had $121.4 million and $157.4 million in cash, cash equivalents and short-term investments as of September 30, 2013 and December 31, 2012, respectively. We believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations for the next twelve months. We may elect to raise additional funds in order to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, enhance our ability to acquire businesses or companies or to acquire or in-license approved products or product candidates or technologies for development, and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

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

•                  our ability to successfully launch new products, including STENDRA, and to successfully launch new indications, or obtain label expansions, for existing products, including XIAFLEX for the treatment of Peyronie’s and XIAFLEX for the treatment of multiple cords in Dupuytren’s, in each case if approved by the U.S. Food and Drug Administration (“FDA”);

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

•                  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including costs associated with the matters described in Part II, Item 1 of this Quarterly Report under “Legal Proceedings”, or the outcome of any such matters, or any other matter that may result from a challenge to our intellectual property rights; and

•                  the extent to which we acquire or invest in businesses and technologies.

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

Our Term Loan, filed on April 29, 2013 with the SEC as an exhibit to our Current Report on Form 8-K, generally restricts our ability to raise capital by issuing or incurring more debt or equity.  With respect to debt, we are free to exercise the remainder of the incremental facility under the Term Loan to borrow up to an additional $50 million and, separately, we are also free to issue or incur up to a further $25 million in additional indebtedness and certain other limited baskets of indebtedness for specified purposes, but we are generally not permitted to issue or incur additional indebtedness without either the consent of the Term Loan lenders or, in certain circumstances, the satisfaction of a total leverage ratio test which measures our total leverage ratio at the time of the issuance or incurrence of the new indebtedness against our total leverage ratio in effect when we entered into the Term Loan.  With respect to equity, we are generally free to issue new capital stock.  However, our ability to issue disqualified capital stock, which is generally equity with debt-like features (such as certain types of preferred stock and convertible securities), is generally capped at $10 million outstanding at any one time.  The Term Loan also restricts how we may use any additional capital we raise.

Sources and Uses of Cash

Cash used in operations was $0.3 million for the nine months ended September 30, 2013 compared to cash provided by operations of $11.3 million for the comparable 2012 period. Cash used in operations in 2013 resulted primarily from the net income for the period, net of the non-cash income tax benefit and non-cash charges to income. Cash provided by operations in 2012 resulted primarily from the 10.5 million of up-front and milestone payments received from Actelion, offset by BioSpecifics’s share of these payments amounting to $0.6 million.

Cash used in investing activities was $503.3 million for the nine months ended September 30, 2013 compared to cash used of $19.5 million for the nine months ended September 30, 2012. Cash used in investing activities for 2013 principally represents $588.3 million of cash paid in the acquisition of Actient and investments in property and equipment, offset by redemptions (net of purchases) of short-term marketable debt securities. The cash impact of investing activities 2012 relates primarily to purchases, net of redemptions, of short-term investments in marketable debt securities and investments in property and equipment.  Our investments in property and equipment relate primarily to improvements made to our Horsham biological manufacturing facility, our information technology infrastructure and, in 2013, our new headquarters building.

Cash provided by financing activities was $559.0 million and $12.0 million for the nine months ended September 30, 2013 and 2012, respectively.  Cash provided by financing activities in 2013 principally represents the net proceeds of $338.9 million and $262.9 million from the issuance of the 2018 Senior Convertible Notes and the Term Loan, respectively, offset by net payments of $28.5 related to our hedge transactions for the convertible notes and $6.2 million of repayments on the Term Loan. Cash provided by financing activities for 2012 reflects cash receipts from Employee Stock Purchase Plan purchases and from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers and employees.

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

Internal Control.

The Company acquired Actient on April 26, 2013.  The total assets and total revenues of Actient represented approximately 79% and 27%, respectively, of the related consolidated financial statements as of and for the period ended September 30, 2013.  As the acquisition occurred in April 2013 and Actient was previously not subject to SOX 404 requirements, the scope of the Company’s assessment of the design and effectiveness of internal control over financial reporting for the fiscal year 2013 will exclude Actient.  This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For a description of the ongoing litigations with each of Upsher-Smith Pharmaceuticals, Inc. (“Upsher-Smith”) and Watson Pharmaceuticals, Inc. (now known as Actavis, Inc.) (“Watson”), please see “Legal Proceedings” in Part II, Item 1 of our Quarterly Report on Form 10-Q for the three-month period ended June 30, 2013, filed with the SEC on August 1, 2013 (the “Q2 10-Q Litigation Disclosure”).

As previously disclosed in our Current Report on Form 8-K filed with the SEC on August 20, 2013, Upsher-Smith announced on August 16, 2013 that the FDA granted tentative approval of the Upsher-Smith NDA (as defined in the Q2 10-Q Litigation Disclosure) with the brand name VogelxoTM for the Upsher-Smith testosterone gel product.

As previously disclosed in the Q2 10-Q Litigation Disclosure, on March 26, 2013, Auxilium submitted a Citizen Petition to the FDA with respect to Upsher-Smith’s NDA referencing Testim in particular, and generic testosterone gels in general.  We requested that, in the event of FDA approval of Upsher-Smith’s NDA, the FDA refrain from designating Upsher-Smith’s testosterone gel as therapeutically equivalent to Testim, and require that the label state that the product is not interchangeable with other transdermal testosterone gels.  Although the FDA has not yet substantively replied to this Citizen Petition, the FDA did recently communicate to Auxilium that it has not yet resolved the issues raised in the Citizen Petition. The therapeutic equivalence rating may determine whether the Upsher-Smith testosterone product, if launched, would be launched as a generic, a branded generic, or simply another branded competitor in the TRT gel market.  It is unclear at this time when the FDA will substantively respond to our Citizen Petition.

We are party to various actions and claims arising in the normal course of business that we do not believe are material.  We believe that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on our financial position or the manner in which we conduct our business. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While we do not believe that the amount of such excess loss could be material to our financial position, any such loss could have a material adverse effect on our results of operations or the manner in which we conduct our business in the period(s) during which the underlying matters are resolved.

Item 1A.  Risk Factors.

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (our “Form 10-K”), as updated by our Current Report on Form 8-K filed with the SEC on April 29, 2013, in “Item 1A — Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and “Item 1A — Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended June, 2013, in evaluating our business, financial position, future results and prospects. The information presented below updates and supplements those risk factors for the matters  identified below and should be read in conjunction with the risks and other information contained in our Form 10-K and this Quarterly Report.  The risks described in our Form 10-K, as updated as described above and as set forth below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Risks Related to Commercialization

Testim, TESTOPEL and Striant® (together our “TRT Products”) and Edex, Osbon ErecAid and, when launched, STENDRA (together our “ED Products”) compete in a very competitive market, and if we are unable to compete effectively with the other companies that market products for the treatment of urologic or sexual health disorders, our ability to generate revenues will be limited.

The TRT and ED markets are highly competitive. Our success will depend, in part, on our ability to grow our prescription volume and protect our share of the market from competitors. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies. As competition has increased, access to managed care plans has also become more competitive in the TRT and ED markets.  Pricing, rebate and discount strategies required to gain or maintain access or in some cases preferential access to certain managed care plans may have a material adverse effect on the revenue we derive from our TRT Products and ED Products.  The loss of preferred status or any access at all for certain managed care plans may have a material adverse effect on our TRT Products’ and/or our ED Products’ share of their respective markets.

Other pharmaceutical or medical device companies may develop generic versions of our TRT Products or our ED Products or any products that compete with our TRT Products or ED Products that do not infringe our patents or other proprietary rights, and, as a result, our business may be adversely affected. Because the ingredients of our products and parts for our devices are commercially available to third parties, it is possible that competitors may design formulations, propose dosages or develop methods of administration that would be outside the scope of the claims of one or more, or of all, of the patent and other proprietary rights that we in-license. This would enable their products to effectively compete with our products. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products. The strategies that we deploy to make products price-competitive with lower cost generic products may reduce our profit margins on our products significantly.  Consequently, increased competition from the sale of competing generic products could cause a material decrease in revenue from our products and adversely affect our business.

In addition to potential generic competition, Androgel 1% and Androgel 1.62%, two additional competing TRT products were launched in the U.S. in the first quarter of 2011 and several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. and the rest of the world.

Risks Related to Collaborators

We do not control the actions of our collaborators, and breaches of our agreements by any of them as well as disagreements over strategic goals could affect our business, our regulatory approvals or our reputation.

We have agreements in place with our collaborators, including Pfizer, Sobi, Asahi Kasei, Actelion, VIVUS and BioSpecifics Technologies Corp. (“BioSpecifics”), and we expect that any future collaborators would similarly be engaged under contract. We also have entered into agreements with Ferring and Paladin under which we have granted them the right to commercialize Testim in Europe and Canada, respectively. Nevertheless, for reasons that we may not have an ability to foresee or control, any of our collaborators may breach their respective agreements. We also may disagree with our collaborators as to strategic issues or the manner in which our rights should be enforced. Depending on its nature, a breach could affect our regulatory approvals for our products and could affect our reputation if the consequences of a breach are imputed to us. We may need to engage in costly litigation to enforce our rights, and we may not prevail in such litigation. A breach by, or disagreement with, one of our collaborators may lead to termination of the applicable agreement, which, in the case of a license agreement, may affect the scope of our license, such as modifying an exclusive license to a non-exclusive license. Any such breach or disagreement and its consequences could have a material adverse effect on our business and financial condition.

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

We have also obtained exclusive worldwide rights from BioSpecifics to develop, market and sell products, other than dermal formulations labeled for topical administration, that contain BioSpecifics’s enzyme, which we refer to as XIAFLEX, for the treatment of Dupuytren’s, and, potentially, for the treatment of Peyronie’s, Frozen Shoulder syndrome and cellulite. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country-by-country basis, on an indication-by-indication basis, or on a product-by-product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by BioSpecifics, we may not be able to execute our strategy to commercialize XIAFLEX for Dupuytren’s or to develop and potentially commercialize XIAFLEX for the treatment of Peyronie’s, Frozen Shoulder syndrome, cellulite or future product candidates utilizing BioSpecifics’ enzyme. If this agreement is properly terminated by us, we will retain a non-exclusive license for these rights.

VIVUS granted us the exclusive right to commercialize its pharmaceutical product STENDRA for the treatment of any urological disease or condition in humans, including male erectile dysfunction, in the U.S. and Canada and their respective territories. Either party may terminate this agreement as a result of the other party’s material breach or bankruptcy. VIVUS may terminate this agreement immediately upon written notice to us if we are excluded from participation in the U.S. federal healthcare programs.  After the first anniversary of the product launch in the U.S., we may terminate the agreement for any reason upon 180 days written notice.  If this agreement is properly terminated by VIVUS, we will no longer be able to commercialize STENDRA.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

None.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 5.  Other Information.

As previously disclosed on a Current Report on Form 8-K filed with the SEC Commission on May 21, 2013, we and GlaxoSmithKline LLC (“GSK”) entered into an agreement for the co-promotion of Testim in the U.S. on May 18, 2012 (the “GSK Agreement”).  On July 31, 2013, we and GSK entered into Amendment No. 1 to the GSK Agreement (the “Amendment”), whereby we mutually agreed to terminate the GSK Agreement, effective August 2, 2013.  The Amendment mutually terminates our co-promotion relationship with GSK for Testim in the U.S.  The Amendment also provides for a mutual release of all claims.  No other consideration was given or payable in connection with the Amendment and no monies are owed to either party.  No other relationship between us and GSK currently exists.  The Amendment is attached as an exhibit to our Quarterly Report on Form 10-Q for the three month period ended June 30, 2013, filed with the SEC on August 1, 2013, and is incorporated herein by reference.  The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment.

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

10.1

Incremental Assumption Agreement dated September 19, 2013, by and among Auxilium Pharmaceuticals, Inc., as borrower, and its existing domestic subsidiaries, as guarantors, the incremental term loan lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc. as administrative agent, and as sole lead arranger and bookrunner (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2013, File No. 000-50855, and incorporated by reference herein).

10.2#

Amendment No. 1 to the Co-Promotion Agreement, dated July 31, 2013, by and among Auxilium Pharmaceuticals, Inc. and GlaxoSmithKline LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, File No. 000-50855, and incorporated by reference herein).

10.3

Collaboration Agreement, dated July 15, 2013, by and among Swedish Orphan Biovitrum AB, AUXILIUM UK LTD, and Auxilium International Holdings, Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, File No. 000-50855, and incorporated by reference herein).

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

AUXILIUM PHARMACEUTICALS, INC.

Date: November 6, 2013	/s/ Adrian Adams
Adrian Adams
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: November 6, 2013	/s/ James E. Fickenscher
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

10.1

Incremental Assumption Agreement dated September 19, 2013, by and among Auxilium Pharmaceuticals, Inc., as borrower, and its existing domestic subsidiaries, as guarantors, the incremental term loan lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc. as administrative agent, and as sole lead arranger and bookrunner (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2013, File No. 000-50855, and incorporated by reference herein).

10.2#

Amendment No. 1 to the Co-Promotion Agreement, dated July 31, 2013, by and among Auxilium Pharmaceuticals, Inc. and GlaxoSmithKline LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, File No. 000-50855, and incorporated by reference herein).

10.3

Collaboration Agreement, dated July 15, 2013, by and among Swedish Orphan Biovitrum AB, AUXILIUM UK LTD, and Auxilium International Holdings, Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013, File No. 000-50855, and incorporated by reference herein).

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