Form 10-K
period 2013-12-31
AUXILIUM PHARMACEUTICALS INC
filed 2014-02-28
CIK 1182129

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on The NASDAQ Global Market as of June 30, 2013, was approximately $817 million.

         As of February 24, 2014, the number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 49,746,569.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

AUXILIUM PHARMACEUTICALS, INC.

FORM 10-K

December 31, 2013

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

        As used herein, the terms "Company", "Auxilium", "we", "us", or "our", refer to Auxilium Pharmaceuticals, Inc.

PART I

ITEM 1.    Business

COMPANY OVERVIEW

        We are a fully integrated specialty biopharmaceutical company with a focus on developing and commercializing innovative products for specialist audiences. With a broad range of first- and second-line products across multiple indications, Auxilium is an emerging leader in the men's healthcare area and has strategically expanded its product portfolio and pipeline in orthopedics, dermatology and other therapeutic areas. We now have a broad portfolio of 12 approved products (including one product with two indications). Among other products in the U.S., Auxilium markets Testim® (testosterone gel) for the topical treatment of hypogonadism, TESTOPEL® (testosterone pellets) a long-acting implantable testosterone replacement therapy ("TRT") product, STENDRA™ (avanafil), an oral erectile dysfunction ("ED") therapy, Edex® (alprostadil for injection), an injectable treatment for ED, Osbon ErecAid®, the leading vacuum device for aiding ED, XIAFLEX® (collagenase clostridium histolyticum or "CCH") for the treatment of Peyronie's disease ("PD" or "Peyronie's") and XIAFLEX for the treatment of Dupuytren's contracture ("DC" or "Dupuytren's"). We also have programs in Phase 2 clinical development for the treatment of Frozen Shoulder syndrome and cellulite. Our mission is to improve the lives of patients throughout the world by successfully identifying, developing and commercializing innovative specialty biopharmaceutical products. Our vision is to be the most consistently successful and most admired specialty biopharmaceutical company. To achieve this vision we plan to:

  •
  Successfully launch two new products, including a focused, disciplined rollout of XIAFLEX for PD and a targeted commercial launch of STENDRA for ED;

  •
  Maximize our current product portfolio, including five growth products (including one product with two indications)—XIAFLEX for DC and for PD, Edex, STENDRA and TESTOPEL—while attempting to stabilize Testim market share and to mitigate any potential adverse effects of a generic or branded generic testosterone gel launch;

  •
  Advance our development programs, including seeking approval from the U.S. Food and Drug Administration ("FDA") for a XIAFLEX multiple cord label expansion, continued research and development ("R&D") progress around frozen shoulder syndrome and cellulite and being opportunistic around developing or attaining new pipeline programs; and

  •
  Continue to deliver strong, sustainable financial performance.

MARKETED PRODUCTS

        With the April 26, 2013 acquisition of Actient Holdings, LLC ("Actient"), we now currently market 12 products (including one product with two indications) in the urology, orthopedic, respiratory and other areas in the U.S. and, where indicated below, internationally through our respective collaborators:

  •
  Testim 1% (testosterone gel), a topical TRT for the treatment of hypogonadism

  •
  Ferring International Center S.A. ("Ferring") markets Testim in certain countries of the EU and Paladin Labs Inc. ("Paladin") (which is in the process of being acquired by Endo Health Solutions Inc. ("Endo") markets Testim in Canada

  •
  TESTOPEL, a long-acting implantable TRT product

  •
  STENDRA, a new first-line oral therapy for ED, for which we also have Canadian marketing rights, launched in the U.S. in January 2014

  •
  Edex the leading branded non-oral drug for ED

  •
  Osbon ErecAid, the leading vacuum device for treating ED

  •
  Striant®, a buccal TRT

  •
  XIAFLEX for the treatment of adult DC patients with a palpable cord

  •
  Swedish Orphan Biovitrium AB ("Sobi") has marketing rights for XIAPEX® (the European Union "EU") tradename for collagenase clostridium histolyticum) in 71 Eurasian and African countries;

  •
  Asahi Kasei Pharma Corporation ("Asahi Kasei") has development and commercial rights for XIAFLEX in Japan; and

  •
  Actelion Pharmaceuticals Ltd ("Actelion") has development and commercial rights for XIAFLEX in Canada, Australia and Brazil

  •
  XIAFLEX for the treatment of PD in men with a palpable plaque and a curvature deformity of thirty degrees or greater at the start of therapy which was launched in the U.S. in January 2014 and is the first and only FDA-approved non-surgical treatment for PD

  •
  Five non-promoted products, including the following two respiratory products:

  •
  Theo-24® for the treatment of COPD and asthma; and

  •
  Semprex-D® for the treatment of seasonal allergic rhinitis.

        Our promoted products are sold through three focused sales forces, totaling approximately326field personnel. These sales forces are currently organized as follows:

  •
  Team PRIMERA consists of approximately 150 territories and is responsible for Testim, STENDRA and Edex

  •
  Team INNOVIA consists of approximately 60 territories and is responsible for selling TESTOPEL, XIAFLEX for PD and Osbon ErecAid

  •
  Team AGILIS consists of 47 territories and is responsible for selling XIAFLEX for DC.

DEVELOPMENT PIPELINE

        For the period covered by this Report, our pipeline included:

  Regulatory Review:

  •
  We submitted in December 2013 a supplemental Biologics License Application ("sBLA") to the FDA approval of XIAFLEX for the treatment of multiple DC cords concurrently.

  •
  Our strategic partner, VIVUS, Inc. ("VIVUS") submitted in November 2013 a request for a label expansion for an approximately 15-minute onset of action efficacy claim for STENDRA.

  Phase 2:

  •
  XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy ("EFP"), commonly known as cellulite, with a Phase 2a trial having commenced in October 2013.

  •
  XIAFLEX for the treatment of Adhesive Capsulitis, commonly known as Frozen Shoulder syndrome, with a Phase 2b trial having commenced in December 2013.

  Testosterone

  •
  In 2013, we conducted initial clinical studies for a potential high concentration testosterone gel product. However, we do not believe that the clinical results from such studies and current market conditions warrant further development for this product candidate at this time.

  CCH Potential Future Indications

  Cellulite

        Disease state and market.    Celluliteis a pathologic inflammatory condition, in which lobules of subcutaneous adipose tissue extend into the dermal layer. These changes can visibly affect the shape of the epidermis and resemble an orange peel-like dimpling of the skin. In the normal subcutaneous fat layer directly under the skin, there are both perpendicular columnar and net-like fibrous connective tissue called septae. These fibrous septae, made of types I and III collagen, connect the epidermis to the dermis and create a network of compartmentalized adipose deposits. Women tend to have a higher proportion of columnar septae that are perpendicular to the epidermis, while men tend to have more of the net-like system. In cellulite, the subcutaneous fat cells swell and push upwards. As a result, the skin between the septae is pushed up and the perpendicular septae act as an anchor to pull the epidermis downwards and form the classic cellulite dimple. The surrounding adipose tissue forms small bulges under the epidermis around the dimple that can give skin an orange peel-like texture. Cellulite has been reported to occur in 85 to 98% of post-pubertal females and rarely in men. The condition is prevalent in women of all races.

        Current treatment options.    Current treatments for cellulite include massage devices, creams, unapproved injectables, laser-based procedures or liposuction. There are no drugs currently approved by the FDA to treat cellulite, and devices cleared by the FDA to treat the condition have varying degrees of successin eliminating cellulite.

        R&D Status.    BioSpecifics Technologies Corp. ("BioSpecifics") has granted us an exclusive license to research, develop, manufacture, commercialize and use CCH in connection with the treatment of EFP.

        We filed an Investigational New Drug ("IND") with the FDA in November 2011.

        A phase 1b clinical trial designed to assess the safety and efficacy of CCH in the treatment of cellulite commenced in the first quarter of 2012. On December 13, 2012, we announced top-line 30-day data from the phase 1b study. Across all dosing arms, 60 patients (63%) who were treated experienced some improvement in the volume of their target cellulite dimple at Day 30. Overall, 17% of patients had a greater than or equal to 30% improvement in their target dimple at Day 30; however, multiple CCH dosing arms had more than 40% of patients experience an improvement greater than or equal to 30% in their target dimple at Day 30.

        In October 2013, the first patient was dosed in our Phase 2a study of CCH for the treatment of cellulite. The Phase 2a study is a randomized, double-blind multiple-dose study that is expected to enroll approximately 144 women between the ages of 18 and 45 in the U.S. Treatment effectiveness will be evaluated by investigator and patient assessments, as well as 3-D photographic imaging techniques. Safety will be evaluated through the collection of adverse events. To qualify for the study, participants must have EFP in the posterolateral thighs and/or buttocks for at least 12 months prior to a screening visit. Each subject may receive up to three treatment sessions of study drug according to randomization and each treatment session will be approximately 21 days apart. In this study, only the dimples treated on Day 1 may be retreated on Day 22 (Treatment Session 2) and Day 43 (Treatment Session 3) if, in the opinion of the investigator, the dimple continues to be evident. A variable number of dimples may be treated within one treatment quadrant. Following screening and determination of eligibility, study participants will be assigned to one of four groups that vary in treatment dose (low, medium, high, and placebo). Subjects will be randomized to low-dose CCH, mid-dose CCH, high-dose CCH, or placebo in a 5:5:5:3 ratio. Total treatment doses per treatment session include doses both lower and higher than the dose used in Dupuytren's contracture with a palpable cord. This study will be conducted in two stages. If the safety and local tolerability profile from the first stage has been found to be acceptable, subjects will be enrolled in stage 2. Topline results from the study are expected in the first quarter of 2015.

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

        R&D status.    BioSpecifics, from whom we have licensed exclusive worldwide rights to develop, market and sell certain products containing the collagenase enzyme, has conducted a phase 2 clinical trial using CCH for the treatment of Frozen Shoulder syndrome. Three different doses of the enzyme were compared to placebo in this prospective, randomized, 60-subject trial. The results from this trial suggest that local injection of the enzyme is well-tolerated and may be effective in patients suffering from Frozen Shoulder syndrome.

        We commenced a phase 2a escalation trial in December 2011 to assess the safety and efficacy of CCH in the treatment of Frozen Shoulder syndrome in comparison to an exercise-only control group. The phase 2a study was an open-label, controlled dose-ranging study designed to assess the safety and efficacy of CCH for the treatment of Stage 2 unilateral idiopathic Frozen shoulder in comparison to an exercise-only control group. The study involved 50 adult men and women at 11 sites throughout the U.S. Four cohorts of 10 patients each received up to three ultrasound-guided extra-articular injections of varying doses of CCH (ranging from 0.29 mg to 0.58 mg in three different volumes; 0.5, 1.0, or 2.0 mL), separated by a minimum of 21 days. All patients were instructed to perform home shoulder exercises. The fifth cohort of 10 patients received no CCH injections and only performed home shoulder exercises. The study's primary endpoint was the change (in degrees) from baseline to the day 92 follow-up in active forward flexion in the affected shoulder compared to the exercise-only cohort. Safety assessments were made during all study visits and immunogenicity testing was performed at screening and day 92. In March 2013, we announced positive top-line results. Both the 0.58mg(1mL) and 0.58mg(2mL) dosing arms showed positive, statistically significant improvement from baseline in forward flexion vs. the exercise-only group. The 0.58mg(1mL) dosing arm also showed statistically significant improvement from baseline in shoulder abduction vs. the exercise-only group. Positive trends with improvement in degrees were also seen in other active range of motion ("AROM") assessments vs. the exercise-only group. Twenty-nine study patients (72.5%) received three CCH injections with five subjects receiving two injections and six subjects receiving one injection only. Patients were also assessed using the American Shoulder and Elbow Surgeons ("ASES") Scale for function and pain. Both the 0.58 mg(1mL) and 0.58 mg(2mL) cohort demonstrated statistically significant improvement in pain and function over baseline scores vs. the exercise-only group (p<0.05).

        On December 13, 2013, we announced that the first patient was dosed in our Phase 2b study of CCH for the treatment of adult patients with Frozen Shoulder syndrome. The Phase 2b study is a double-blind, placebo-controlled study of the safety and efficacy of CCH for the treatment of Stage 2 (frozen stage) unilateral idiopathic Frozen Shoulder syndrome. The study intends to enroll approximately 300 adult men and women at approximately 35 sites in the U.S. and Australia. Subjects will be randomized 3:1 to receive CCH or placebo and will receive up to three ultrasound-guided injections of study drug. Each injection will be separated by a minimum of 21 days. All subjects will also perform home shoulder exercises after the first injection. The Phase 2b study's primary endpoint is the change (degrees) from baseline to the Day 95 follow-up visit in active forward flexion in the affected shoulder compared to placebo. Patients will also be assessed using the ASES Scale for function and pain as well as additional patient reported outcome measures. Safety assessments will be made during all study visits and immunogenicity testing will be performed at screening and at the end of the study.

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

STRATEGIC RELATIONSHIPS

        We have entered into various agreements for the licensing of technology and products. We intend to pursue other licensing agreements and collaborations in the future. We have also secured collaboration partners for the sale of products in geographic locations where we do not have our own sales force. We may pursue other collaborations in the future.

  Testim

  License from FCB

        In May 2000, Bentley Pharmaceuticals, Inc. ("Bentley") granted us an exclusive, worldwide, royalty-bearing license to make and sell products incorporating its patented transdermal gel formulation technology that contains testosterone (the "May 2000 License"). We produce and commercialize Testim under the May 2000 License. The term of the May 2000 License is determined on a country-by-country basis and extends until the later of patent expiration in a country or 10 years from the date of first commercial sale. Under this agreement, we were required to make up-front and milestone payments upon contract signing, the decision to develop the underlying product, and the receipt of FDA approval. In June 2008, CPEX Pharmaceuticals, Inc. ("CPEX") was spun out of Bentley and became the assignee of certain Bentley assets, including the license agreement governing the May 2000 License and patents we licensed under that agreement. In April 2011, CPEX was acquired by FCB I Holdings Inc. ("FCB"), a newly formed company which is controlled by Footstar Corporation, and the licensed patents were assigned to FCB. The rights and obligations under the May 2000 License Agreement inure to FCB and continue to be effective, as will our rights and obligations thereunder. FCB is an indirect majority owned subsidiary of Xstelos Holdings, Inc. Xstelos is a holding company formed for the purpose of holding the assets of CPEX Pharmaceuticals, Inc., an indirect, majority owned subsidiary of Xstelos, and the predecessor owner of the FCB patents. See "Patents and Proprietary Rights" for a discussion of the patents we license from FCB.

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

  License to Ferring

        In November 2008, we entered into a distribution and license agreement with Ferring (the "Ferring Agreement"). Pursuant to the Ferring Agreement, we appointed Ferring as our exclusive distributor of Testim in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden , the U.K. and all other EU countries where Ferring obtains marketing authorization (the "Ferring Territory"). Ferring gained approval in July 2012 to distribute Testim in the following additional territories: Bulgaria, Cyprus, Czech Republic, Estonia, France, Hungary, Lichtenstein, Latvia, Lithuania, Malta, Poland, Romania, Slovenia and the Slovak Republic. We also granted Ferring an exclusive, royalty-bearing license to import, market, sell and distribute Testim in the Ferring Territory. Ferring is required to purchase all Testim supply from us and to make certain sales milestone and royalty payments. In addition, Ferring was required to make certain up-front and milestone payments to us related to the transfer to Ferring of the marketing authorizations in each country within the Ferring Territory. The initial term of the Ferring Agreement expires on a country-by-country basis 10 years after the first commercial sale of Testim in each such country, subject to automatic five-year renewal terms unless either party elects not to renew at least one year prior to the expiration of the then current term. Either party may terminate the Ferring Agreement as a result of the other party's breach or bankruptcy. We may terminate the Ferring Agreement on a country-by-country basis if Ferring fails to meet specified commercial targets or if Ferring or its affiliates commercializes a competing product in any country of the Territory. We may also terminate the Ferring Agreement in the event of the termination of the May 2000 License or in the event of unauthorized sales of Testim by Ferring outside of the Ferring Territory. Ferring may terminate the Ferring Agreement on a country-by-country basis upon specified regulatory or intellectual property events. Ferring may also terminate the Ferring Agreement upon specified supply disruptions.

        Under the Ferring Agreement, Ferring paid us $6.2 million in upfront and milestone payments, and may pay us up to an aggregate of $30 million in additional milestone payments based on the initial achievement of specified increasing annual net sales milestones, which have not yet been achieved. In addition, under the Ferring Agreement, Ferring is obligated to make quarterly royalty payments to us based on a single digit percentage of net sales of Testim on a country-by-country basis. The precise applicable royalty percentage is greater for net sales in countries where Testim is covered by an applicable valid patent.

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

        Under the Paladin Agreement, Paladin paid us $1.0 million in upfront and milestone payments, and may pay us up to an aggregate of $5.0 million in additional milestone payments based on the initial achievement of specified increasing annual net sales milestones, which have not yet been achieved. In addition, under the Paladin Agreement, Paladin is obligated to make quarterly royalty payments to us on net sales in Canada in an amount equal to the royalty payments we are obligated to make to FCB under the terms of the May 2000 License.

  Co-promotion Agreement with GlaxoSmithKline LLC

        On May 18, 2012, we and GSK entered into a co-promotion agreement (the "GSK Agreement"). Under the GSK Agreement, we granted to GSK the exclusive right to co-promote the sale of Testim in the U.S. and its territories and possessions (the "GSK Territory"). Subject to certain rights of early termination, the GSK Agreement was scheduled to terminate on September 30, 2015. GSK began promoting Testim using a sizeable established field sales force in the U.S. in mid-July 2012. On July 31, 2013, we and GSK mutually agreed to terminate the GSK Agreement.

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

        We have been, and will be, obligated to make contingent milestone payments to BioSpecifics upon the filing of regulatory applications and receipt of regulatory approval. We have paid BioSpecifics $25.3 million under the BioSpecifics Agreement, of which we paid $4.6 million in 2011, $0.6 million in 2012 and $2.5 million in 2013. The 2011 payments included a payment of approximately $3.8 million, which represented BioSpecifics's share of the net $41.1 million which Pfizer, Inc. ("Pfizer") paid to us as milestone payments under the Pfizer Agreement (as described below). The 2011 payments also included a payment of approximately $0.8 million, which represented BioSpecifics's share of the $15 million which Asahi Kasei paid to us as milestone payments under the Asahi Agreement (as described below). In 2012, after we received the $10 million up-front payment and a subsequent $0.5 million milestone payment from Actelion under the Actelion Agreement (as described below), we made payments to BioSpecifics totaling $0.6 million. Additional milestone obligations will be due to BioSpecifics upon further acceptance of filings, approvals and achievement of certain sales levels by our partners. Also, we exercised our option to include cellulite as an additional indication by making a one-time license fee payment of $0.5 million to BioSpecifics in January 2013. Also in January 2013, we paid BioSpecifics $1.0 million upon the acceptance by the FDA of our sBLA for XIAFLEX for the treatment of PD. In December 2013, we also paid BioSpecifics a $2 million milestone payment related to the FDA's approval of XIAFLEX for the treatment of PD. Additionally, if we exercise an option to develop and license XIAFLEX for additional indications, an exercised indication fee will be due. Pursuant to the BioSpecifics Agreement, the exercised indication fee for each additional indication is $0.5 million.

        In addition, under the BioSpecifics Agreement, we are obligated to make quarterly royalty payments to BioSpecifics based on a specified percentage within the range of 5-15% of net sales of XIAFLEX by us in the U.S., by Sobi in the EU and certain Eurasian countries, and by Asahi Kasei in Japan. The royalty percentage decreases if a generic to XIAFLEX is marketed in these territories.

        In the event that we sublicense the right to sell XIAFLEX in any country outside of the U.S., the EU and certain Eurasian countries or Japan—as we did in February 2012 to Actelion for Australia, Brazil, Canada and Mexico (although Actelion is no longer pursuing commercialization in Mexico)—we must pay BioSpecifics a specified fraction of the royalty we receive from such sublicense (which payment to BioSpecifics is capped at a specified percentage—within the range of 5-15%—of net sales of XIAFLEX within the applicable country), and a specified mark-up on our cost of goods related to supply of XIAFLEX (which mark-up is capped at a specified percentage—within the range of 5-15%—of our cost of goods of XIAFLEX for the applicable country).

        Under the BioSpecifics Agreement, we have the exclusive right to manufacture any pharmaceutical product containing the collagenase enzyme as an active ingredient:

  •
  for the indications of Dupuytren's, Peyronie's, Frozen Shoulder syndrome and cellulite (such indications, together with such indications that may be added under the terms of the BioSpecifics Agreement, the "Field"), and for any indications outside the Field which BioSpecifics elects not to pursue; and

  •
  for early-stage development activities through phase 2 clinical trials for any indications.

        We have the non-exclusive right to manufacture any pharmaceutical product containing the collagenase enzyme as an active ingredient:

  •
  for supply to BioSpecifics for in vitro development; and

  •
  for post-phase 2 development (including submissions for regulatory approval) and commercialization of indications outside the Field which Auxilium elects not to pursue.

        BioSpecifics currently retains the right to manufacture:

  •
  collagenase for use as a reagent for tissue disassociation;

  •
  collagenase for performing in vitro research and development unless we elect to supply product for such purposes;

  •
  collagenase for purposes of development and commercialization of any indications outside the Field which we elect not to pursue; and

  •
  collagenase for any early-stage development activities conducted by BioSpecifics through phase 2 clinical trials for any indications outside the Field, but only if we fail to supply product, diluent or placebo for such purpose.

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

        Pfizer received marketing authorization by the European Commission on February 28, 2011 and XIAPEX is now available in Austria, Belgium, Czech Republic, Denmark, Finland, Hungary, Iceland, Ireland, Italy, Luxemburg, Netherlands, Norway, Poland, Portugal, Romania, Spain, Sweden, Switzerland and the United Kingdom.

        On November 6, 2012, we and Pfizer entered into an amendment (the "Pfizer Amendment") to the Pfizer Agreement. As a result of the Pfizer Amendment, the Pfizer Agreement terminated effective April 24, 2013 (the "Termination Date"). Prior to this mutual Termination Date (and, subject to the terms of the Pfizer Agreement, thereafter with respect to certain responsibilities), the Parties continued to perform all of their obligations as described in the Pfizer Agreement. After the Termination Date, all rights held by Pfizer to commercialize XIAPEX (with certain exceptions) and the responsibility for regulatory activities for XIAPEX in the aforementioned countries reverted, at no cost, to us. In addition, Pfizer maintained, as provided in the Pfizer Agreement, the right to sell its remaining XIAPEX inventory for the six month period following the Termination Date so long as Pfizer continued to make the commercialization and royalty payments on such sales that were established pursuant to the Pfizer Agreement.

        On March 28, 2013, we and Pfizer entered into a transition services agreement (the "Transition Services Agreement") relating to the transition from Pfizer to us of the development and commercialization activities related to XIAPEX for the treatment of Dupuytren's and for the treatment of Peyronie's. Notwithstanding the Pfizer Amendment, the Transition Services Agreement provided, and set out schedules, for, among other matters, an orderly transition of regulatory approvals and licenses, packaging and labeling responsibilities, distribution activities, pharmacovigilance obligations, recall obligations, product testing activities, ongoing clinical trial activities and redesign of packaging.

        A summary of certain terms of the Transition Services Agreement is set forth below:

  •
  Pfizer assigned to us the ongoing management and continued performance of certain clinical trials for XIAPEX, including the transfer of data, effective May 31, 2013;

  •
  Until July 31, 2013, Pfizer continued to sell in the Territory any of its XIAPEX inventory that remained on hand and paid to us any commercialization payments due under the original Pfizer Agreement;

  •
  We and Pfizer cooperated in working toward the transfer of the EU and the Swiss marketing authorizations to us or our designees. In addition to Pfizer's selling of its own inventory, Pfizer distributed XIAPEX on our behalf until July 31, 2013.

  •
  After February 28, 2014, Pfizer will not provide any further support with respect to the supply of XIAPEX.

  •
  The term of the Transition Services Agreement commenced on March 28, 2013 and ends on April 24, 2014; provided that the rights and obligations of Pfizer and us that expressly terminate on a date prior to April 24, 2014, will terminate on such date.

  License to Sobi

        On July 15, 2013, we entered into a collaboration agreement with Sobi (the "Sobi Agreement"). Under the Sobi Agreement, Sobi was granted the right to develop and commercialize XIAPEX for the treatment in humans of Peyronie's and Dupuytren's in 28 EU member countries, Switzerland, Norway, Iceland, 18 Central Eastern Europe/Commonwealth of Independent countries, including Russia and Turkey, and 22 Middle Eastern & North African countries (the "Sobi Territory"). Under the Sobi Agreement, Sobi will be responsible for all development costs specific to the Sobi Territory and we will be responsible for development costs not specific to the Sobi Territory. In addition, Sobi will be solely responsible for costs associated with obtaining and maintaining regulatory approval for XIAPEX in the Sobi Territory as well as post-regulatory approval filing date development activities. The Company will be responsible for all clinical and commercial manufacturing and supply of XIAPEX for the Sobi Territory.

        Under the terms of the Sobi Agreement, we expect to receive significant tiered royalties, within the range of 55-65%, 50-60% and 45-55% based on sales of XIAPEX in the Sobi Territory, which include payment for product supply. The tiered royalty percentages will decrease by approximately 10% upon the occurrence of certain manufacturing milestones or July 1, 2016, whichever is earlier. Additionally, Sobi could make up to $40 million in potential sales milestone payments to us.

        Subject to each party's termination rights, the term of the Sobi Agreement extends on a product-by-product basis from the date of the Sobi Agreement until the 10th anniversary of the date of the Sobi Agreement. The term of the Sobi Agreement will be automatically extended for sequential two year periods unless a notice of non-renewal is provided in writing to the other party at least six months prior to expiration of the then current term.

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

        Under the Asahi Agreement, Asahi Kasei is responsible for all clinical development, regulatory and commercialization activities for XIAFLEX for the treatment of Dupuytren's and Peyronie's for the Japanese market and we will be reimbursed for all costs we may incur in connection with these activities. We are responsible for all clinical and commercial manufacturing and supply of XIAFLEX for the Japanese market. Each party may terminate the Asahi Agreement as a result of the other party's breach or bankruptcy. In the event that, based on consultation with Japanese regulatory authorities, unexpected additional investment would be imposed on Asahi Kasei due to the necessity of expanding clinical studies beyond specified cost thresholds, Asahi Kasei may terminate the Asahi Agreement with respect to Peyronie's upon written notice following the third anniversary of the Asahi Agreement's effective date. In the event of termination, all licenses and rights granted to Asahi Kasei under the Asahi Agreement will revert, or be assigned, to us and Asahi Kasei will provide certain assistance with respect to transferring certain of Asahi Kasei's know-how. In the event of termination by Asahi Kasei, all licenses and rights granted to us under the Asahi Agreement will terminate. Subject to each party's termination rights, the term of the Asahi Agreement extends on a product-by-product basis from the date of the Asahi Agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent, (ii) the 15th anniversary of the first commercial sale of the product, or (iii) the entry of a generic to XIAFLEX in the Japanese market.

  License to Actelion

        On February 22, 2012, we entered into a collaboration agreement with Actelion (the "Actelion Agreement"). Under the terms of the Actelion Agreement, we granted Actelion exclusive rights to develop and commercialize XIAFLEX for the treatment of Dupuytren's and Peyronie's in Australia, Brazil, Canada and Mexico upon receipt of the applicable regulatory approvals. We also granted Actelion the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in these countries during the term of the Actelion Agreement. In 2013, Actelion notified us that it no longer intended to pursue commercialization of XIAFLEX in Mexico. We have agreed to waive any further milestone payments in connection with Mexico as we and Actelion formulate a transition arrangement with respect to Mexico.

        Actelion paid us an up-front payment of $10 million in the first quarter of 2012. In July 2012 and 2013, respectively, the Company was granted approval of XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada and Australia. As a result of these milestones, Actelion paid us $0.5 million for each approval. Actelion may make up to $53.5 million in potential payments to us, with $11.0 million tied to regulatory, pricing, and reimbursement milestones and $42.5 million tied to achievement of aggregate annual net sales thresholds. In addition, the Actelion Agreement provides for quarterly royalty payments based on tiered, double-digit percentages of the aggregate annual net sales of XIAFLEX in these countries. The royalty percentage tiers feature royalty percentages within the ranges of 15-25%, 20-30%, and 25-35%. The applicable royalty percentage increases from tier to tier upon the achievement of specified thresholds of aggregate annual net sales of XIAFLEX and decreases if a generic to XIAFLEX is marketed in these countries.

        Under the Actelion Agreement, Actelion is responsible for all clinical development, regulatory and commercialization activities for XIAFLEX for the treatment of Dupuytren's and Peyronie's for Australia, Brazil, and Canada and Actelion will reimburse us for all out-of-pocket costs we may incur in connection with these activities. We are responsible for all clinical and commercial manufacturing and supply of XIAFLEX for these countries. Each party may terminate the Actelion Agreement as a result of the other party's breach or bankruptcy. We may terminate the Actelion Agreement if Actelion fails to meet specified sales thresholds for specified time periods. After the second anniversary of the first commercial sale by Actelion of XIAFLEX, Actelion may terminate the Actelion Agreement (in whole or on a country-by-country basis) upon 180 days' prior written notice to us. Subject to each party's termination rights, the term of the Actelion Agreement extends on a product-by-product and country-by-country basis from the date of the Actelion Agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent, (ii) the 15th anniversary of the first commercial sale of the product, (iii) the achievement of a specified market share of generic versions of the product in such country or (iv) the loss of certain marketing rights or data exclusivity in such country.

  STENDRA

  License from VIVUS

        On October 10, 2013, we entered into a license and commercialization agreement with VIVUS (the "VIVUS License Agreement"). Under the VIVUS License Agreement, we were granted the exclusive right to commercialize VIVUS's pharmaceutical product STENDRA for the treatment of any urological disease or condition in humans, including male erectile dysfunction, in the U.S. and Canada and their respective territories.

        We paid to VIVUS a one-time license fee of $30 million in the fourth quarter of 2013, along with $2.1 million in reimbursement for certain post-regulatory approval studies. We are required to make a $15 million regulatory milestone payment to VIVUS if the FDA approves the STENDRA 15-minute onset of action label expansion accepted by the FDA in January 2014. We may make up to an aggregate of $255 million in potential milestone payments to VIVUS if we achieve certain net sales targets.

        We will make royalty payments to VIVUS based on tiered percentages of the aggregate annual net sales of STENDRA in the U.S. and, if approved and launched there, in Canada, on a quarterly basis. The percentage of our aggregate annual net sales to be paid to VIVUS increases in accordance with the achievement of specified thresholds of aggregate annual net sales of STENDRA in our licensed territory. At the lowest tier, the royalty payable is in the range of 5% to 10% and, at the highest tier, the royalty payable is in the range of 15% to 20%. If our net sales of STENDRA in either the U.S. or Canada are reduced by certain amounts following the entry of a generic product to the market, our royalty payments will be reduced by an amount that will be a function of the degree to which we and VIVUS agree the market for STENDRA has been reduced. We may also make royalty payments and, if a certain annual sales threshold is met, a milestone payment to VIVUS in satisfaction of VIVUS's payment obligations to Mitsubishi Tanabe Pharma Corporation ("MTPC") set forth in an agreement between MTPC and VIVUS, as amended, pursuant to which MTPC granted VIVUS certain intellectual property rights relating to STENDRA in exchange for certain royalty and milestone payments to MTPC. Should any royalties be payable to MTPC, they will be in a range of 4% to 7%. The maximum amount payable for the future milestone (assuming there are no sales anywhere outside of the U.S.) is $6 million and is payable only if annual sales exceed a certain threshold.

        Subject to each party's termination rights, the VIVUS License Agreement will remain in effect until the later of, on a country by country basis:

  •
  10 years from the date STENDRA launches in such country, and

  •
  the expiration of the last to expire patent covering STENDRA in such country.

Upon the expiration of the term of the VIVUS Agreement, the license grant by VIVUS to us will become fully paid-up, royalty-free, perpetual and irrevocable.

        Neither of the arties is permitted to directly or indirectly develop, commercialize, or in-license any product that competes with STENDRA in our licensed territory during a period of five years from the effective date of the VIVUS License Agreement.

        We will obtain STENDRA exclusively from VIVUS pursuant to the VIVUS Supply Agreement entered into between us and VIVUS, as further described below. At a time selected by us, but no later than the third anniversary of the effective date of the VIVUS License Agreement, we may elect to transfer control of the supply chain for STENDRA to us or our designee (the "Supply Chain Transfer").

        VIVUS shall be responsible for conducting any post-regulatory approval studies that are required by the FDA. The costs of conducting such studies shall be shared equally, up to a maximum aggregate payment by us of $4 million, and once such maximum is reached, VIVUS shall be solely responsible for such costs. VIVUS has billed us $2.4 million of such costs so far, $2.1 million of which were incurred prior to our entering into the VIVUS License Agreement. Any additional post-regulatory approval studies that we determine to conduct with respect to STENDRA shall be conducted by us at our sole expense. VIVUS was responsible for preparing and filing at its expense with the FDA the appropriate documents to obtain the 15 minute onset of action label expansion for STENDRA, which it submitted in November 2013. VIVUS shall use its commercially reasonable efforts to obtain approval of such label expansion filing.

        We are solely responsible for commercializing STENDRA in our licensed territory during the term of the VIVUS License Agreement and are solely responsible for all costs and expenses associated with such commercialization activities.

        Either Party may terminate the VIVUS License Agreement as a result of the other party's material breach or bankruptcy. VIVUS may terminate the VIVUS License Agreement immediately upon written notice to us if we are excluded from participation in the U.S. federal healthcare programs. After the first anniversary of the STENDRA launch in the U.S., we may terminate the VIVUS License Agreement for any reason upon 180 days written notice. We may terminate the VIVUS License Agreement upon a generic entry into the market upon 30 days written notice.

  Commercial Supply Agreement with VIVUS

        On October 10, 2013, we entered into a commercial supply agreement with VIVUS(the "VIVUS Supply Agreement"). Under the VIVUS Supply Agreement, VIVUS will be our exclusive supplier of STENDRA. VIVUS will manufacture STENDRA, directly or through one or more third party subcontractors. VIVUS currently obtains STENDRA solely from MTPC and will continue to obtain it solely from MTPC (who will have an obligation to supply VIVUS until June 30, 2015) unless and until VIVUS qualifies with the FDA a third party manufacturer who is able to manufacture STENDRA in accordance with required specifications and applicable laws.

        We must purchase all of our requirements for STENDRA from VIVUS, subject to the Supply Chain Transfer described above. For 2015 and each subsequent year during the term, should we fail to purchase an agreed minimum amount of STENDRA from VIVUS, we will reimburse VIVUS for the shortfall as it relates to VIVUS's out-of-pocket costs to acquire certain raw materials needed to manufacture STENDRA. We will pay to VIVUS its manufacturing cost plus a certain percentage mark up for each unit of STENDRA.

        Subject to each party's termination rights, the term of the VIVUS Supply Agreement will remain until December 31, 2018. Either party may terminate the VIVUS Supply Agreement as a result of the other party's material breach or bankruptcy. Either party may terminate the VIVUS Supply Agreement if the VIVUS License Agreement is terminated. The VIVUS Supply Agreement will automatically terminate upon the completion of the Supply Chain Transfer.

MANUFACTURING

        We produce the active pharmaceutical ingredient ("API") of XIAFLEX and we produce TESTOPEL. We currently use, and expect to continue to depend on, contract manufacturers to manufacture all of our other products and to handle certain aspects of the manufacture of XIAFLEX. We also may depend on contract manufacturers to manufacture any products for which we receive marketing approval and to produce sufficient quantities of our product candidates for use in preclinical and clinical studies. We and our contract manufacturers are subject to an extensive governmental regulation process. Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices ("cGMP"). The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have established an internal quality control and quality assurance program, including a set of standard operating procedures and specifications, that we believe is cGMP-compliant.

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

        The DPT manufacturing agreement may be terminated by either us or DPT upon: (1) the failure of either party to comply with its obligations under this manufacturing agreement, if such failure is not remedied within sixty (60) days after written notice; or (2) notice by either party to the other upon the insolvency or bankruptcy of the other party. In addition, we may terminate this manufacturing agreement immediately upon written notice, if: (1) a failure to supply the required product continues for more than ninety (90) days after the delivery date; (2) an applicable regulatory authority refuses to grant, or withdraws, marketing approval; (3) we decide to discontinue the marketing of the product in the U.S.; or (4) DPT's manufacturing license is revoked or suspended. In the event of termination under certain circumstances, we will be required to pay DPT for certain costs and accrued expenses.

        We have qualified Contract Pharmaceuticals Limited Canada ("CPL") as a secondary supplier under a contract that expires on July 31, 2014, and they supply us with certain quantities of Testime pursuant to an agreement with CPL, dated July 31, 2007.

  XIAFLEX

        Horsham.    We lease a 50,000 square foot biological manufacturing facility in Horsham, Pennsylvania that we use to produce the active ingredient of XIAFLEX. The initial term of the lease expires on January 1, 2017. In 2009, we also leased approximately 56,000 square feet of laboratory, warehouse and office space in two other Horsham locations. We believe we have sufficient capacity to manufacture our commercial supply needs for the foreseeable future.

        We currently are the sole supplier of the active pharmaceutical ingredient for commercial supply of XIAFLEX, but we are currently in the process of qualifying a new secondary manufacturer for XIAFLEX.

        Jubilant HollisterStier.    We use a contract manufacturer, Jubilant HollisterStier LLC ("JHS"), to fill and lyophilize the XIAFLEX bulk drug substance that we manufacture and produce sterile diluent. In June 2008, we entered into a supply agreement with JHS pursuant to which JHS provides these services. The initial term of the supply agreement was three years, and it automatically renews for subsequent two year terms, unless terminated earlier. We are currently in the first of the two subsequent renewal periods of this agreement.

        Catalent.    We use a contract packager, Catalent Pharma Solutions, LLC ("Catalent"), to label and package XIAFLEX.

  TESTOPEL

        Rye.    We own an approximately 3,000 square foot manufacturing facility in Rye, New York that we use to produce TESTOPEL. We believe we have sufficient capacity to manufacture our commercial supply needs for the foreseeable future. We currently are the sole supplier of TESTOPEL.

  STENDRA

        We obtain STENDRA exclusively from VIVUS pursuant to the VIVUS Supply Agreement described above. At a time selected by us, but no later than the third anniversary of the effective date of the VIVUS License Agreement, we may make a Supply Chain Transfer. Until the Supply Chain Transfer occurs, if ever, VIVUS will manufacture STENDRA, directly or through one or more third party subcontractors. VIVUS currently obtains STENDRA solely from MTPC and will continue to obtain it solely from MTPC (who will have an obligation to supply VIVUS until June 30, 2015) unless and until VIVUS qualifies with the FDA a third party manufacturer who is able to manufacture STENDRA in accordance with required specifications and applicable laws.

  OTHER PRODUCTS

        We rely on various third party manufacturers for the supply of our remaining products, some through contractual relationships and some on a purchase order basis.

DEPENDENCE ON CERTAIN CUSTOMERS

        We sell our products to wholesale drug distributors, specialty pharmacies, specialty distributors and chain drug stores who generally sell products to retail pharmacies, hospitals and other institutional customers. We do not promote our products to these customers, and they do not determine product demand. We also sell certain products directly to physicians. The following individual customers each accounted for at least 10% of total product shipments for 2013: 29% to AmerisourceBergen Corporation, 25% to Cardinal Health, Inc. and 27% to McKesson Corporation. Our business would be harmed if any of these customers refused to distribute our products or refused to purchase our products on commercially favorable terms to us.

COMPETITION

        Our research and development and commercialization initiatives face, and will continue to face, intense competition from other companies that are developing treatments for the disease states for which we market products and may be developing treatments for the disease states for which we are developing product candidates. These companies include both private and public entities, including well-known, large pharmaceutical companies, generic pharmaceutical companies, chemical companies, biotechnology companies, research institutions, universities and government agencies.

        Many companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources, larger research and development operations, larger development and commercial staffs and significantly greater experience than we do. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA and other regulatory approval or commercializing products that compete with our products or our product candidates.

        From the corporate development and licensing perspective, we face extensive competition in the acquisition or in-licensing of pharmaceutical products or small companies to enhance our portfolio of products. A number of more established companies, which have strategies to in-license or acquire products, may have competitive advantages, as may other emerging companies taking similar or different approaches to product acquisitions. In addition, a number of established research-based pharmaceutical and biotechnology companies may acquire products in late stages of development to augment their internal product lines. These established companies may have a competitive advantage over us due to their size, resources and experience.

  Generic Competition in TRT

        Other pharmaceutical companies may develop generic versions of Testim or our other TRT products, or any products that compete with our TRT products that do not infringe our patents or other proprietary rights. For example, because the ingredients of Testim are commercially available to third parties, it is possible that competitors may design formulations, propose dosages or develop methods of administration that would be outside the scope of the claims of one or more, or of all, of the patent rights that we in-license. This would enable their products to effectively compete with Testim. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products or allow physicians to substitute AB-rated generics.

        We are currently engaged in separate litigations in Federal courts in Delaware and New Jersey with Upsher-Smith Laboratories, Inc. ("Upsher-Smith") regarding Upsher-Smith's attempts to bring a generic testosterone gel product to market via an Abbreviated New Drug Application ("ANDA") procedure or a New Drug Application ("NDA") using Testim as its reference drug. We are also engaged in litigation in Federal court in New Jersey with Actavis, Inc. ("Actavis") regarding Actavis' attempts to bring a generic testosterone gel product to market via an ANDA.

        See "Legal Proceedings" in Part I, Item 3 below for discussion of these litigations and Upsher-Smith's and Actavis' respective efforts to obtain approval of a generic version of Testim. An adverse outcome in any of these litigations or any other such legal action could result in one or more generic or branded generic versions of Testim being launched in the U.S. before the expiration of the 10 FCB patents. The introduction of a generic or branded generic version of Testim could have a material adverse effect on our ability to successfully execute our business strategy to maximize the value of Testim and therefore could have a material negative impact on our financial condition and results of operations.

        Separately, we expect that a generic version of AndroGel, the market leader in the TRT gel market, could enter the market in mid-2015. The introduction of a generic version of AndroGel, or any other branded testosterone gel, would likely have an adverse impact on the branded gel market.

  Near-Term Future Delivery Options in TRT

        In addition to potential generic competition, several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. and the rest of the world. We believe Endo intends to launch AveedTM (known as "Nebido" outside of the U.S.), an injectable TRT product candidate, in 2014, if approved by the FDA. Clarus Therapeutics, Inc. ("Clarus") filed an NDA in January 2014 for its product candidate, RextoroTM, an oral TRT product candidate. Repros Therapeutics, Inc. ("Repros") is conducting Phase 3 studies to evaluate Androxal®, an oral selective estrogen receptor modulator product candidate with the goal of restoring normal pituitary response in men resulting in normalization of testosterone and luteinizing hormone levels. Repros has announced it expects to file its NDA with the FDA by the end of 2014. Lipocine Inc. ("Lipocine") is developing LPCN-1021, an oral form of testosterone. Lipocine is now conducting a Phase 3 study for LPCN 1021. Antares Pharma, Inc. is currently conducting Phase 2 study for VibexTM QST, a subcutaneous injectable TRT product candidate.

GOVERNMENT REGULATION

        Government authorities in the U.S., at the federal, state, and local level, and foreign countries extensively regulate, among other things, the following areas relating to our products and product candidates:

  •
  research and development;

  •
  testing, manufacture, labeling and distribution;

  •
  advertising, promotion, sampling and marketing; and

  •
  import and export.

        All of our products require regulatory approval by government agencies prior to commercialization. Testim has been approved for marketing for the indication of male hypogonadism in the U.S., Canada, Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the UK. XIAFLEX has been approved for the treatment of adult Dupuytren's patients with a palpable cord in the U.S. and Canada and as XIAPEX in Austria, Belgium, Czech Republic, Denmark, Finland, Hungary, Iceland, Ireland, Italy, Luxemburg, Netherlands, Norway, Poland, Portugal, Romania, Spain, Sweden, Switzerland and the United Kingdom.

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

  Regulation in the U.S.

        In the U.S., drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, and total or partial suspension of product marketing and/or approvals. In addition, non-compliance may result in the FDA's refusal to approve pending NDAs or Biologics License Applications ("BLAs") or supplements to approved NDAs or BLAs or in the withdrawal of an NDA or BLA.

        The steps ordinarily required before a new pharmaceutical product containing a new chemical entity may be marketed in the U.S. include:

  •
  preclinical laboratory tests, preclinical studies in animals and formulation studies;

  •
  the submission to the FDA of a notice of claimed investigational exemption for a new drug, which must become effective before clinical testing may commence;

  •
  adequate and well-controlled clinical human trials to establish the safety and efficacy of the drug for each indication;

  •
  the submission of an NDA or BLA to the FDA; and

  •
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

        Clinical trials to support NDAs or BLAs are typically conducted in three sequential phases, but the phases may overlap. In phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase 2 usually involves studies in a limited patient population to (1) assess the efficacy of the drug in specific, targeted indications, (2) assess dosage tolerance and optimal dosage and (3) identify possible adverse effects and safety risks. If a compound is found to be potentially effective and to have an acceptable safety profile in phase 2 evaluations, phase 3 trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites.

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

        The Federal Physician Payment Sunshine Provisions were passed as part of PPACA. The provisions require pharmaceutical manufacturers to report certain payments or transfer of value to a physician or teaching hospital to the federal government. This includes the cost of meals provided to a physician. It also includes fees and reimbursed expenses associated with contracted services such as speaker programs, advisory boards, and consulting and research related payments. The Federal Physician Payment Sunshine Provisions also require that companies report on drug samples distributed by the company. The first report for aggregate data is due on March 31, 2014. This report must capture the aggregated reportable physician and teaching hospital spending from August 1, 2013 through December 31, 2013. The statute requires the federal government to make reported information available to the public starting September 2014.

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

  Compliance Program

        The healthcare laws and fraud and abuse laws and various guidances applicable to our business are complex and subject to variable interpretations. We develop and maintain certain compliance policies, education and training, monitoring and auditing and remediation as well as other programs to further our commitment to high standards of ethical and legal conduct and to minimize the likelihood that we would engage in conduct or enter into arrangements in violation of applicable authorities. For example, we have (i) established a compliance team consisting of a Chief Compliance Officer and our Internal Auditor, and three other compliance personnel; (ii) established a compliance hotline that permits our employees to report anonymously any compliance issues that may arise; and (iii) instituted other safeguards intended to help prevent any violations of the applicable fraud and abuse laws and healthcare laws, and to remediate any situations that could give rise to violations. We also review our transactions and agreements, both past and present, to help assure they are compliant. Through our compliance efforts, we constantly strive to structure our business operations and relationships with our customers to comply with all applicable legal requirements. In addition, we have established a Compliance Committee, comprised of designated senior executives and managers from various functions and disciplines within our Company. The Compliance Committee meets periodically and is responsible for reviewing, identifying and, when appropriate, raising to Board of Directors, compliance matters that may have an impact on our business operations, financial performance or public image. The Compliance Committee also reviews, monitors and makes recommendations to the Board on corporate policies and practices with regard to applicable legal and regulatory requirements, industry standards, and the Code of Conduct.

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

        Our sales representatives are supplemented with field-based reimbursement specialists and reimbursement hotlines available to assist physicians with reimbursement questions and issues. For patients who may have difficulty affording XIAFLEX, we established a patient assistance program and support a co-pay assistance foundation.

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

        The scope of the intellectual property rights held by pharmaceutical firms involves complex legal, scientific and factual questions and consequently is generally uncertain. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a result, we do not know whether any of our currently pending patent applications, or the products or product candidates we develop, acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because patent applications in the U.S. and some other jurisdictions are sometimes maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office ("USPTO") to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued and challenged in a court of competent jurisdiction, would be found valid or enforceable. An adverse outcome in any such proceeding, or a successful assertion of third-party rights could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

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

        The FDA granted orphan drug status to XIAFLEX in the U.S. for each of the treatments of Dupuytren's and Peyronie's in 1996. The designations for the treatment of Dupuytren's and Peyronie's have been transferred to us. Orphan drug status means that, because XIAFLEX was the first product to receive FDA approval for the orphan indication of Dupuytren's, another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to seven years in the U.S. With an approval date of February 2, 2010, the orphan status exclusivity period for XIAFLEX for Dupuytren's would expire February 2, 2017. Also, for Peyronie's, since the approval date was December 6, 2013, the orphan status exclusivity period for XIAFLEX for Peyronie's would expire December 6, 2020.

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

        If an ANDA applicant were to file a paragraph IV certification under the Hatch-Waxman Act in connection with the submission to the FDA of an ANDA for approval of a generic version of any of our products for which we believed we held a valid patent, then we could initiate a lawsuit against the applicant claiming patent infringement and defending the relevant patent's validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA for a generic version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA within 45 days of receiving the paragraph IV certification. If a court found that our patents were invalid or not infringed, then the FDA would be permitted to approve the competitor's ANDA resulting in a competitive generic product. In the event that the FDA did not grant the 30 month stay, the FDA would be permitted to approve the competitor's ANDA; however, we could engage in legal proceedings, such as an injunction, to attempt to preclude the generic competitor from entering the market during the pendency of the patent litigation, but we may not prevail in which event the competitor could enter the market, despite the ongoing patent litigation.

        See "Legal Proceedings" in Part I, Item 3 below for a description of our current Hatch-Waxman litigation involving Testim.

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

EMPLOYEES

        We had approximately 639 employees at the end of 2013, including approximately 369 employees in our commercial organization, 141 employees in manufacturing and quality, 60 employees in research and development and 69 employees in administrative support. We believe that our relations with our employees are good, and we have no history of work stoppages. Generally, our employees are at-will employees. However, we have entered into employment agreements with our executive officers and certain other employees.

RESEARCH AND DEVELOPMENT SPENDING

        Over the last three fiscal years, we have spent approximately 158 million on company-sponsored research and development activities. We spent $61.9 million in 2011, $45.9 million in 2012 and $50.2 million in 2013. For additional discussion on these activities, see "Results of Operations" in Part II, Item 7 below.

REVENUE FROM CUSTOMERS IN THE U.S. AND OUTSIDE THE U.S.

        The information under "Results of Operation -Years Ended December 31, 2013 and 2012—Net Revenues" and under "Results of Operation—Years Ended December 31, 2012 and 2011—Net Revenues" in Part II, Item 7 is incorporated herein by reference.

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

        Our Internet Web site address is www.auxilium.com. We make available free of charge through our Web site's "For Investors" page most of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information. These reports and information are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Risks Related to Our Acquisition of Actient

We may fail to realize some or all of the anticipated benefits and synergies of our acquisition of Actient, which may adversely affect any of our revenues, expenses, operating results or the value of our common stock.

        Our ability to successfully integrate Actient's operations into ours will depend, in part, on our ability to realize the anticipated benefits and cost savings from our acquisition of Actient. To realize these anticipated benefits, which include expected revenue and profit growth, and cost savings, we must successfully combine our respective operations, technologies and personnel. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be adversely affected. In addition, the integration of Actient's business will be a complex, time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to our operations. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or identify inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of the acquisition. Delays encountered in the integration process could have a material adverse effect on our revenues, expenses, operating results and financial condition, including the value of our common stock.

        Specifically, risks in integrating Actient into our operations in order to realize the anticipated benefits and synergy savings of the acquisition include, among other factors, our inability to effectively:

  •
  coordinate standards, compliance programs, controls, procedures and policies, business cultures and compensation structures;

  •
  integrate and harmonize financial reporting and information technology systems of the two companies;

  •
  coordinate research and drug candidate development efforts to effectuate our product capabilities;

  •
  coordinate research and development activities to enhance the introduction of new drug and medical device development methodologies and drug discovery platforms to be pursued in connection with the acquisition;

  •
  compete against companies already serving the broader market opportunities expected to be available to us and our expanded product offerings;

  •
  manage our lack of experience in new markets, including the medical device market;

  •
  retain Actient's relationships with commercial partners;

  •
  transition all facilities to a common information technology and financial reporting and controls environment;

  •
  manage inefficiencies associated with integrating the operations of the companies;

  •
  identify and eliminate redundant or underperforming personnel, operations and assets;

  •
  retain and integrate key employees from Actient;

  •
  manage the diversion of management's attention from business matters to integration issues; and

  •
  control additional costs and expenses in connection with, and as a result of, the acquisition, including professional fees to comply with corporate, tax, compliance and other laws relating to the medical device industry and financial reporting requirements.

        In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the operations of the business acquired from Actient into our own, or to realize the anticipated benefits and our anticipated cost synergy savings of the integration. The anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be as expected.

        As a result of this transaction, we have become a significantly larger company and our business and corporate structure have become substantially more complex. There can be no assurance that we will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage the increased complexity of the combined business and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, as a result of these transactions, our financial statements and results of operations in prior years may not provide meaningful guidance to form an assessment of the prospects or potential success of our future business operations.

The risks arising with respect to the historic business and operations of Actient and its subsidiaries may be different than we anticipate, which could significantly increase the costs and decrease the benefits of the acquisition and materially and adversely affect our operations going forward.

        Although we performed significant financial, legal, manufacturing and business due diligence with respect to Actient and its subsidiaries, we may not have appreciated or understood the extent of the risks associated with the acquisition. We have secured indemnification for certain matters from the former equity holders of Actient in order to mitigate the consequence of breaches of the provisions of the acquisition agreement and the risks associated with historic operations, including those with respect to compliance with laws, accuracy of financial statements, financial reporting controls and procedures, tax matters and undisclosed liabilities, and certain matters known to us. We believe that the indemnification provisions of the Merger Agreement, together with the insurance policies that we and Actient and its subsidiaries have in place will limit the economic consequence of the issues we have identified in our due diligence to acceptable levels. Notwithstanding our due diligence exercise and risk mitigation strategies, the risks of the acquisition and the costs associated with these risks may be greater than we anticipated. We may not be able to contain or control the costs associated with unanticipated risks or liabilities, which could materially and adversely affect our ability to execute on our business plan, integrate operations or continue as a viable going concern.

We may not have accurately estimated the tax benefit that we expect to receive as a result of our acquisition of Actient, which could cause our forecasts and projections to be inaccurate and have an adverse effect on our stock price.

        We have estimated that we will receive a tax benefit of approximately $60 million as a consequence of our acquisition of Actient in the form of a step-up in basis resulting in tax deductible amortization of the goodwill associated with the acquisition. We may not receive this tax benefit or it may be less than we anticipate. Additionally, even if the tax benefit is as or greater than we have estimated, we may not be able to use the full amount of the tax benefit associated with the Actient acquisition.

Risks Related to Commercialization

If medical doctors do not prescribe our products or the medical profession or patients do not accept our products, our ability to grow or maintain our revenues will be limited.

        Our business is dependent on market acceptance of our products and, if approved, our product candidates by physicians, healthcare payors, patients and the medical community. Medical doctors' willingness to prescribe, and patients' willingness to accept, our products depend on many factors, including:

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

  •
  publicity concerning our products or competing products; and

  •
  existence and level of third-party coverage or reimbursement for our products and, in the cases of XIAFLEX for the treatment of Dupuytren's, TESTOPEL® for testosterone replacement for congenital or acquired primary hypogonadism, congenital or acquired hypogonadotropic hypogonadism, or to stimulate puberty in carefully selected males with clearly delayed puberty, and XIAFLEX for the treatment of Peyronie's, the procedures performed by physicians while treating patients with these therapies.

        Even though we have received regulatory approval for the products that we market currently, and even if we receive regulatory approval and satisfy the above criteria for any of our product candidates, physicians may not prescribe, and patients may not accept, our products if we do not promote our products effectively. If any of our products or product candidates fails to achieve market acceptance, we may not be able to market and sell the products successfully, which would limit our ability to generate revenue and could harm our business.

We recently lost our litigation with Upsher-Smith regarding the alleged infringement of Upsher-Smith's proposed generic testosterone gel product, and the launch of a generic version of Testim could have a material adverse effect on our business.

        On or about December 28, 2012, we and FCB became aware of a notice from Upsher-Smith that advised us and FCB of Upsher-Smith's filing of a 505(b)(2) NDA containing a Paragraph IV certification under 21 U.S.C. Section 314.52(c) for testosterone gel (the "Upsher-Smith NDA"). This Paragraph IV certification notice refers to the 10 U.S. patents, covering Testim, that are listed in the Orange Book. These 10 patents are owned by FCB and are exclusively licensed to Auxilium and will expire between 2023 and 2025. Upsher-Smith may seek to have any drug approved under the Upsher-Smith NDA as a generic or branded generic version of Testim. On January 28, 2013, we and FCB filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith for infringement of FCB's 10 patents listed in the Orange Book as covering Testim® 1% testosterone gel ("Delaware Upsher-Smith 505(b)(2) NDA Litigation"). A hearing on Upsher-Smith's previously filed motion for summary judgment was held on June 28, 2013, and by request of the Court, the parties submitted additional briefing in the weeks following the hearing. On December 4, 2013, the Court granted Upsher-Smith's motion for summary judgment, and the Court entered a final judgment of non-infringement in favor of Upsher-Smith on December 30, 2013. On January 24, 2014, we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit in Washington, D.C. appealing the final judgment of non-infringement entered by the United States District Court for the District of Delaware.

        The Upsher-Smith NDA was granted tentative approval by the FDA on August 16, 2013 with a brand name VogelxoTM. With the granting ofUpsher-Smith's summary judgment motion and the finding of non-infringement, the FDA may now make the approval final, at which timeUpsher-Smith will be permitted to launch its testosterone gel product, whether or not such final approval is accompanied by a therapeutic equivalence rating.

        On March 26, 2013, we submitted a Citizen's Petition to the FDA with respect to the Upsher-Smith NDA referencing Testim in particular, and generic testosterone gels in general. We requested that, in the event of FDA approval of the Upsher-Smith NDA, the FDA: (i) refrain from designating Upsher-Smith's testosterone gel as therapeutically equivalent to Testim and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels. Since any such approval by the FDA would be pursuant to a 505(b)(2) NDA and not pursuant to an ANDA, it is unclear at this time whether such an Upsher-Smith product would receive a therapeutically equivalent rating to Testim or a different rating.

        Although the FDA has not yet substantively replied to this Citizen Petition, the FDA did communicate to us that it has not yet resolved the issues raised in the Citizen Petition. The therapeutic equivalence rating may determine whether the Upsher-Smith product, Vogelxo, if launched, would be launched as a generic, a branded generic, or simply another branded competitor in the TRT gel market. It is unclear at this time when the FDA will substantively respond to our Citizen Petition. We are exploring all options to respond to the threat posed to Testim and our revenue by any launch ofUpsher-Smith's testosterone gel product, whatever the therapeutic equivalence rating. The effect of any such product is not yet known.

        Now that Upsher-Smith has prevailed in the Delaware Upsher-Smith 505(b)(2) NDA Litigation, it could launch a 1% testosterone gel product using Testim as the reference drug immediately upon receiving final approval by the FDA. It is unclear whether any such potentially approved Upsher-Smith product would receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it would receive a different rating to, and perhaps not be freely substitutable for, Testim. Any such Upsher-Smith product, whatever the rating, could have a materially adverse impact on our Testim revenues, but we believe that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on our Testim revenues. The introduction of a generic or different version of Testim at any time, whatever the rating could significantly and potentially permanently reduce the revenue we derive from Testim. Our strategies to mitigate the effects of such a generic or different version of Testim may not be effective. A significant reduction in our Testim revenue could have a material adverse effect on our business, results of operations and financial condition, including without limitation, our liquidity and net working capital and could materially and adversely affect our ability to execute on our short and long-term business plans.

Our products and any of our product candidates, if approved, and our competitors' branded products may face competition from lower cost generic, branded generic or follow-on products and such generic competition could have a material adverse effect on our business.

        Testim, XIAFLEX, TESTOPEL, Edex®, and our other marketed products are approved under the provisions of the U.S. Food, Drug and Cosmetic Act that renders each susceptible to potential competition from generic manufacturers via the ANDA or the 505(b)(2) NDA procedure. Generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the drug product.

        The ANDA procedure and the 505(b)(2) NDA procedure include provisions allowing generic manufacturers to challenge the effectiveness of the innovator's patent protection long before the generic manufacturer actually commercializes their products through the paragraph IV certification procedure. In recent years, generic manufacturers have used paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue and to implicate drug products with even relatively small total revenues.

        TESTOPEL and Edex and certain other of our products do not currently have any patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. Therefore, we must rely on trade secrets and other unpatented proprietary information in order to obtain a competitive advantage, which we may be unable to do. While we attempt to protect our proprietary information as trade secrets effectively, we cannot guarantee that the measures we have taken will provide effective protection for our proprietary information. It is possible that our competitors will independently develop products that compete with TESTOPEL and Edex and our other products.

  Upsher-Smith ANDA Litigation

        Separate from the Delaware Upsher-Smith 505(b)(2) NDA Litigation described above, we are also currently engaged in litigation with Upsher-Smith in Federal court in Delaware regarding Upsher-Smith's attempts to bring a testosterone gel product to market via an ANDA using Testim as its reference listed drug. Upsher-Smith will not be able to lawfully launch a generic or branded generic version of Testim via an ANDA in the U.S. without the necessary approval from the FDA.

        In October 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (FCB's predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of U.S. Patent No. 7,320,968 ("'968 Patent"). Shortly after, we sued Upsher-Smith in the U.S. District Court of Delaware (the "Delaware Upsher-Smith ANDA Litigation"). Although it would seem unlikely based on (i) the FDA's public statements in its responses to the Citizen's Petitions submitted by each of us and AbbVie Inc. ("AbbVie") and (ii) Upsher-Smith's public stance that its generic product has different penetration enhancers than Testim, the FDA could approve the generic product proposed in Upsher-Smith's ANDA. With FDA approval, even if the Delaware Upsher-Smith ANDA Litigation remains pending, Upsher-Smith may nevertheless choose to launch this generic product at risk of infringing the '968 patent. Although administratively closed in December 2011, the Delaware Upsher-Smith ANDA Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith's proposed testosterone product does not infringe our applicable patents or that our applicable patents are invalid and/or unenforceable. All discovery obligations of the parties continue to be in effect. In April 2012, we and FCB received a notice from Upsher-Smith in connection with its ANDA advising us and FCB of Upsher-Smith's Paragraph IV certification relating to the eight additional patents listed in the Orange Book in addition to the '968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents and that those patents are invalid. A 10th U.S. patent issued to FCB on May 15, 2012 and was listed in the Orange Book.

  ANDA Litigation with Actavis

        On May 24, 2012, we and FCB filed a lawsuit against Actavis (then known as Watson Pharmaceuticals, Inc.) for infringement of FCB's 10 patents listed in the Orange Book as covering Testim® 1% testosterone gel (the "Actavis Litigation"). The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012 in response to a notice letter, dated April 12, 2012, sent by Actavis Laboratories, Inc. (NV) regarding its filing with the FDA of an ANDA for a generic 1% testosterone gel product. This letter also stated that the ANDA contained Paragraph IV certifications with respect to the nine patents listed in the Orange Book on that date as covering Testim. Our lawsuit filed against Actavis involves those nine patents, as well as a 10th patent covering Testim that was issued on May 15, 2012 and is listed in the Orange Book.

        An adverse outcome in the Delaware Upsher-Smith ANDA Litigation, the Actavis Litigation, or any other such legal action, could result in one or more generic or branded generic versions of Testim being launched in the U.S. immediately after such adverse outcome and before the expiration of the last to expire of the 10 Orange Book patents relating to Testim in January 2025. Now that Upsher-Smith has prevailed in the Delaware Upsher-Smith 505(b)(2) NDA Litigation, it could launch a 1% testosterone gel product using Testim as the reference drug immediately after receiving final approval by the FDA. It is unclear whether any such potentially approved Upsher-Smith product would receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it would receive a different rating to or no rating, and perhaps not be freely substitutable for, Testim. Any such Upsher-Smith product, whatever the rating, could have a materially adverse impact on our Testim revenues, but we believe that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on our Testim revenues. The introduction of a generic or different version of Testim at any time, whatever the rating, or the introduction of a generic or different version of AbbVie's AndroGel franchise (which could be on or before August 2015) or of any other branded testosterone gel could significantly and potentially permanently reduce the revenue we derive from Testim. A significant reduction in our Testim revenue could have a material adverse effect on our business, results of operations and financial condition, including without limitation, our liquidity and net working capital and could materially and adversely affect our ability to execute on our short and long-term business plans.

        In addition, the Patient Protection and Affordable Care Act (the "PPACA"), enacted in March 2010, includes provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, we expect that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the FDA (although this could change as the regulations are enacted) which was February 2, 2010. PPACA also establishes an abbreviated licensure pathway for products that are biosimilar to or interchangeable with FDA-approved biological products, such as XIAFLEX. As a result, we could face competition from other pharmaceutical companies that develop biosimilar versions of XIAFLEX that do not infringe our patents or other proprietary rights. Similar legislation has also been adopted in the EU.

Failure to accurately forecast demand for our products could result in additional charges for excess inventories, or future charges for excess or idle plant capacity.

        We continually evaluate the need for reserves for inventory on hand that is in excess of expected future demand or that is not expected to meet approved or anticipated specifications. Inventories expected to be utilized in the next 12-month period are classified as current, and inventories expected to be utilized beyond that period are classified as non-current. For XIAFLEX, such non-current inventory at December 31, 2013 represents XIAFLEX inventories which have long shelf lives. We continue to produce XIAFLEX in excess of current product demand in order to maintain manufacturing know-how and efficiencies. Based on our projections of continuing demand for XIAFLEX for Dupuytren's and XIAFLEX for Peyronie's, we believe that these inventories will be sold prior to their expiration. However, in the event that demand for XIAFLEX declines, or demand does not meet our sales forecasts for Dupuytren's and Peyronie's, we could have additional charges for excess inventories. In addition, if we reduce production levels as a result of these potential conditions, we may be required to record charges for excess or idle plant capacity. If we are required to recognize these types of charges, such charges could have a material adverse effect on our financial condition and results of operations.

We make business decisions based on forecasts of future sales of our products and product candidates that may be inaccurate.

        Our market estimates are based on many assumptions, including, but not limited to, reliance on external market research, our own internal research, population estimates, estimates of disease diagnostic rates, treatment trends, and market estimates by third parties. Any of these assumptions can materially impact our forecasts and we cannot be assured that the assumptions are accurate. If the market for any of our products or product candidates is less than this data would suggest, the potential sales for the product or product candidate in question could be adversely affected, and our inventories could increase.

If third-party payors do not adequately reimburse customers for our products, for any of our product candidates that are ultimately approved for marketing, or for medical procedures associated with our products, our products might not be used or purchased, and our revenues and profits will not grow.

        Our revenues and profits depend heavily upon the availability of adequate coverage and reimbursement for the use of our products (both our pharmaceutical products and our medical device products), any of our product candidates that are approved for marketing and medical procedures administered in connection with our products, from third-party healthcare and state and federal government payors, both in the U.S. and in foreign markets. Demand for many of our existing and new products and our new medical device product is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients' medical expenses in the countries where we do business. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that the product and related procedures are:

  •
  competitively priced;

  •
  safe, effective and medically necessary;

  •
  appropriate for the specific patient;

  •
  cost-effective; and

  •
  neither experimental nor investigational.

        Since reimbursement approval for a product is required from third-party and government payors, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a basis similar or preferred to competitive products or at all. If reimbursement is approved, it may be at prices below that which we believe to be appropriate. Once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely or we may lose the similar or better reimbursement we receive compared to competitive products. In addition, as a result of their purchasing power, third party payors are implementing cost cutting measures such as seeking discounts, price reductions or other incentives from pharmaceutical products and medical device products suppliers and imposing limitations on coverage and reimbursements for pharmaceutical and medical device technologies and procedures. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. These trends could compel us to reduce prices for our existing products and potential new products and could cause a decrease in the size of the market or a potential increase in competition that could negatively affect our business, financial condition and results of operations.

        Physicians may perceive the reimbursement levels associated with our marketed products to be inadequate, which could affect the use of such codes by physicians and have a material adverse effect on our business.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

        The commercialization of our products and the clinical testing, manufacture and commercialization of our product candidates, if approved, involves significant exposure to product liability claims. We have products liability insurance that covers our products and the clinical trials of our product candidates that we believe is adequate in both scope and amount and has been placed with what we believe to be reputable insurers. This insurance has a self-insurance retention for the first $1.0 million of liability. Our product liability policies have been written on a claims-made basis. If any of our product candidates are approved for marketing, we may seek additional coverage. We cannot predict all of the adverse health events that our products or product candidates may cause. As a result, our current and future coverages may not be adequate to protect us from all the liabilities that we may incur. If losses from product liability claims exceed our insurance coverage and indemnities, we may incur substantial liabilities that exceed our financial resources. In addition, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If we are required to pay a product liability claim, we may not have sufficient financial resources and our business and results of operations may be harmed. Whether or not we are ultimately successful in product liability litigation, such litigation could also consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. Additionally, we enter into various agreements where we indemnify third parties such as manufacturers, investigators and collaborative partners for certain product liability claims related to our products. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

        As a result of our acquisition of Actient, we now have a medical device business that exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of those medical devices that we sell. There are a number of factors that could result in an unsafe condition or injury of a patient with respect to those medical devices that we manufacture or sell, including quality issues, component failures, manufacturing flaws, unanticipated or improper uses of our medical devices, design defects or inadequate disclosure of product-related risks or product-related information. Any of these issues could lead to a recall of, or safety alert relating to, one or more of our medical devices and could ultimately result in claims against us. Any recall, whether voluntary or required by the FDA or similar governmental authorities in other countries, could result in significant costs and significant negative publicity. Negative publicity, including regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of our medical devices, harm our reputation, decrease demand for our medical devices, result in the loss of customers, lead to product withdrawals and/or harm our ability to successfully launch and market our medical devices in the future. The foregoing problems could also result in enforcement actions by state and federal governments or other enforcement bodies, or product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish multi-district litigation proceedings. Moreover, in some circumstances adverse events arising from or associated with the design, manufacture, quality or marketing of our medical devices could result in the FDA suspending or delaying its review of our applications for new medical device approvals. Any of the foregoing problems could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Testim, TESTOPEL and Striant® (together our "TRT Products") and Edex, Osbon ErecAid and STENDRA (together our "ED Products") compete in a very competitive market, and if we are unable to compete effectively with the other companies that market products for the treatment of urologic or sexual health disorders, our ability to generate revenues will be limited.

        The TRT and ED markets are highly competitive. Our success will depend, in part, on our ability to grow our prescription volume and protect our share of the markets from competitors. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies, and also include compounding pharmacy companies. As competition has increased, access to managed care plans has also become more competitive in the TRT and ED markets. Pricing, rebate and discount strategies required to gain or maintain access or, in some cases, preferential access to certain managed care plans may have a material adverse effect on the revenue we derive from our TRT Products and ED Products. The loss of preferred status or any access at all for certain managed care plans may have a material adverse effect on our TRT Products' and/or our ED Products' share of their respective markets.

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

        In addition to potential generic testosterone gel competition from Upsher-Smith, Actavis or from another competitor, Androgel 1% and Androgel 1.62%, two additional competing TRT products, were launched in the U.S. in the first quarter of 2011 and several other pharmaceutical companies have TRT products in development that may be approved for marketing in the U.S. and the rest of the world.

If testosterone replacement therapies are perceived, or are found, to create health risks, our sales of Testim, TESTOPEL and Striant may decrease and our operations may be harmed.

        Publications have, from time to time, suggested potential health risks associated with TRT. Potential health risks are described in various articles, including a 2014 study published in PLOS One, a 2013 study published in the Journal of the American Medical Association, a 2009 study published in the New England Journal of Medicine, a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed include increased risk of heart disease, heart attack or stroke in men with a history of heart disease, fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, increased cardiovascular disease risk and the suppression of sperm production. In April 2009, the FDA informed the Company that it had become aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children and female partners to testosterone due to drug transfer (known as transference) from adult males using testosterone gel drug products. The FDA considered this information to be "new safety information" and requested changes to the prescribing information for Testim, including a "boxed warning", which is used to highlight warning information that is especially important to the prescriber. The FDA also required a REMS that includes assessments and a Medication Guide to inform patients. It is possible that studies on the effects of TRT could demonstrate these or other health risks. Most recently, the FDA announced in January 2014 that it is investigating the risk of stroke, heart attack, and death in men taking FDA-approved TRT products. This FDA review, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact the TRT Product sales. These factors could adversely affect our business.

Liability and costs arising from potential class action or other litigation relating to perceived health risks of TRT products or from any potential FDA investigations into TRT products or any potential products liability litigation involving any of our TRT products could have an adverse effect on our revenues and our business plans.

        Class action lawsuits have been initiated against certain companies with TRT products relating to alleged adverse health effects in TRT patients. Also, the FDA has commenced a safety investigation into TRT products. If similar litigation is commenced against Auxilium, or Auxilium is joined into any such existing litigation, or if the FDA investigation results in liabilities against Auxilium, then such litigation or penalties would involve potentially significant costs, including costs of defense, and could have an adverse effect on our revenue from potentially reduced sales of our TRT products or potentially the removal of our TRT products from the market. In addition, if products liability litigation is commenced against Auxilium relating to any or all of our TRT products, such litigation could result in potentially significant costs, including costs of defense and awards to plaintiffs and could also result in reduced sales of our TRT products or potentially the removal of our TRT products from the market. Furthermore, we might not be able to pay any or all such costs stemming from any such litigation.

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

        Large pharmaceutical companies with greater resources than we have compete in and continue to enter the TRT and ED markets. As large pharmaceutical companies continue to promote or launch products that compete with the TRT Products and the ED Products, the amount of promotional activities to increase awareness of the benefits of TRT and ED therapies has increased significantly. We believe that the increase in promotional activities has been the primary driver of the growth of the overall TRT and ED markets. The amount of resources we devote to promotional activities is significantly less than that of our competitors. Consequently, we do not influence the growth of the TRT or ED market in any material manner. If our competitors do not continue to devote significant resources to consumer awareness, advertising, promotional and other activities, the growth of the overall TRT and ED markets, and the gel segment of the TRT market specifically, would likely continue to slow or decline. Any continued slowing or decline in the growth of the markets in which we sell our products, could negatively impact our ability to maintain our revenue and generate profits.

Risks Related to our Manufacturing Operations.

We have limited experience in manufacturing pharmaceutical and biologic products and may encounter difficulties in our manufacturing processes, which could materially adversely affect our results of operations or delay or disrupt manufacture of those of our products that are reliant upon our manufacturing operations.

        The manufacture of pharmaceutical and biologic products requires significant expertise and capital investment. Although we leased our facilities in Horsham in order to have direct control over the manufacturing of the active ingredient of XIAFLEX, for which we are the sole supplier, we have limited experience in manufacturing XIAFLEX or any other pharmaceutical product. Biologics, such as XIAFLEX, require processing steps that are highly complex and generally more difficult than those required for most chemical pharmaceuticals. In addition, TESTOPEL is manufactured using a unique, proprietary process. If our manufacturing processes at the Rye, New York facility or our Horsham facility are disrupted, it may be difficult to find an alternate manufacturing site. We may encounter difficulties with the manufacture of the active ingredient of XIAFLEX or TESTOPEL, which could delay, disrupt or halt our manufacture of XIAFLEX and TESTOPEL, respectively, require write-offs which may affect our financial results, result in product recalls or product liability claims or otherwise materially affect our results of operations. These problems with manufacturing may include:

  •
  our ability to develop, implement and improve our internal manufacturing capability;

  •
  our ability to manage XIAFLEX or TESTOPEL's unique manufacturing processes;

  •
  difficulties with production and yields, including, with respect to XIAFLEX, the viability of the working cell bank and cell growth at lower than expected levels, scale-up and achieving adequate capacity for such supply;

  •
  adequately aligning production and inventory with sales;

  •
  availability of raw materials and supplies at a commercially reasonable price or at all;

  •
  contamination issues;

  •
  equipment failures;

  •
  issues with quality control and assurance;

  •
  shortages of qualified personnel;

  •
  demand for our products may exceed our capacity;

  •
  compliance with strictly enforced federal, state and foreign regulations; and

  •
  lack of capital funding.

        Furthermore, our manufacturing operations expose us to a variety of significant risks, including:

  •
  product defects and potential product liability claims;

  •
  contamination of product or product loss;

  •
  environmental liabilities or claims resulting from our production process or contamination at our manufacturing facilities;

  •
  sudden loss of inventory;

  •
  termination by any of our licensees of its license agreement for breach of contract or otherwise; and

  •
  inability to manufacture products at a cost that is competitive with third party manufacturing operations, below the prices at which we are contractually obligated to supply to our partners or consistent with our costs of goods expectations.

If we are unable to maintain regulatory approval for XIAFLEX and TESTOPEL, we may not have an alternate use for our Horsham or Rye facilities and, in the case of our Horsham facility, we will still be required to make payments under our lease.

        We have entered into leases for our facilities in Horsham, the first of which expires on January 1, 2017. We also own a facility in Rye, New York, where we manufacture TESTOPEL. If we are unable to maintain regulatory approval for TESTOPEL, we may not have an alternate use for our Rye facility. If we are unable to maintain regulatory approval for XIAFLEX for Dupuytren's or XIAFLEX for Peyronie's, we may not have an alternate use for the Horsham facilities but will be required to make payments under our leases. As of December 31, 2013, the total future minimum lease payments of the Horsham leases during their initial non-cancellable terms are approximately $15.1 million.

Our Horsham and Rye facilities and the facilities of the manufacturer who we are in the process of qualifying as an alternate manufacturer for XIAFLEX (such manufacturer, the "Proposed Alternate Manufacturer" and such facility, the "Proposed Alternate Facility") are subject to regulatory oversight, which may delay or disrupt our development and commercialization efforts for XIAFLEX or TESTOPEL.

        We must ensure that all of the processes, methods, equipment and facilities employed in the manufacturing operations at our Horsham and Rye facilities and the Proposed Alternate Facility are compliant with the current cGMP requirements. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance with cGMP requires record keeping and quality control to assure that the clinical and commercial product meets applicable specifications and other requirements. If we or the Proposed Alternate Manufacturer fail to comply with these requirements, we may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them. Our manufacturing facilities and the Proposed Alternate Facility are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies including non-compliance with regulatory requirements, we could be required to take remedial actions, stop production or close our Horsham and/or Rye facilities or the Proposed Alternate Facility, which would disrupt the manufacturing processes, limit the supplies of XIAFLEX and TESTOPEL and delay clinical trials and subsequent licensure, and/or limit the sale of commercial supplies.

        Future noncompliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of XIAFLEX made at our Horsham facilities or the Proposed

Alternate Facility or TESTOPEL made at our Rye facilities in clinical trials, refusal of the government to allow distribution of XIAFLEX or TESTOPEL for commercialization, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts.

We have never conducted a product recall, so we cannot be assured that we can execute a product recall successfully.

        We have never had to conduct a product recall for any of our products, and so we cannot be assured that we have the proper personnel and expertise to conduct a recall effectively. Additionally, our employees may have insufficient training and expertise to efficiently conduct a product recall, which could increase the time and expense incurred to execute a product recall. Similarly, our crisis management strategies may not successfully mitigate any problems in the marketplace or to our reputation as a result of any such crisis, including a product recall. Our failure to manage a product recall or other crisis effectively could have an adverse effect on our reputation, product availability, revenue and business plans.

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

  •
  lack of capital funding.

        Our third-party manufacturers and packagers may not perform as agreed. Likewise, we may not perform as agreed under our contracts with these manufacturers and packagers. In either event, the applicable manufacturer or packager or we, as the case may be, may terminate the applicable agreement, which would adversely impact our ability to produce and sell our products or produce our product candidates for use in clinical trials. Also, any of our third-party manufacturers and packagers could become insolvent or cease operations. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance or finished products on a commercial scale is limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. We may not be able to contract for the manufacturing of our products or any of our product candidates on acceptable terms, if at all, which would materially impair our business.

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

Because we depend on third parties to conduct certain laboratory tests, clinical trials and other critical services, including regulatory review services, we have limited control and may encounter delays in our efforts to develop product candidates.

        We commonly rely on third parties to conduct laboratory tests, clinical trials and other critical services for us, including regulatory review services. If we are unable to obtain these services on acceptable terms, we may be unable to complete our product development efforts in a timely manner. Also, to the extent we will rely on third parties for laboratory tests and clinical trials, we will have limited control over these activities and may be unable to manage them appropriately. If such third parties fail to adequately handle complaints, report adverse events and calculate and report all required U.S. federal and state drug prices, Auxilium, which acquired Actient, could face significant regulatory issues. Communicating with third parties can also potentially lead to mistakes as well as difficulties in coordinating activities. Third parties may:

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

        Third-party manufacturers of our products or product candidates must ensure that all of the processes, methods and equipment are compliant with cGMP, and conduct extensive audits of vendors, contract laboratories and suppliers. If they fail to comply with these requirements, we also may be required to curtail the clinical trials of our product candidates, which are also supplied by these manufacturers, and may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them. Manufacturing facilities are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies, third-party manufacturers could be required to take remedial actions, stop production or close the facility, which would disrupt the manufacturing processes and limit the ability of JHS to continue to lyophilize and fill XIAFLEX product or limit the ability of other third parties to supply us with Testim, STENDRA, Edex, our other marketed products or our product candidates.

If we or our suppliers fail to comply with the FDA's Quality System Regulation or equivalent global regulations and standards for medical devices, the manufacture and processing of our medical devices could be delayed and we may be subject to an enforcement action by the FDA or other government agencies.

        We and our suppliers are required to comply with the FDA's Quality System Regulation, and other applicable standards and requirements, which cover the methods and documentation of the design, testing, production or processing, control, quality assurance, labeling, packaging, storage and shipping of our medical devices. The FDA and other regulatory bodies enforce compliance with regulatory requirements and standards through periodic inspections. If we or one or none of our suppliers fail an inspection or if any corrective action plan implemented following an inspection is not sufficient, the release of our medical devices could be delayed. A failure by us or our suppliers to comply with applicable regulatory requirements can result in enforcement action against us by the FDA, which may include any of the following sanctions:

  •
  fines, injunctions, civil penalties and criminal prosecution;

  •
  recall or seizure of our products;

  •
  operating restrictions, partial suspension or total shutdown of production;

  •
  refusing our request for 510(k) clearance or premarket approval of new products; and

  •
  withdrawing 510(k) clearance or premarket approvals that have already been granted.

We currently rely on single source suppliers for certain raw materials and services for manufacturing of our marketed products, and on only two suppliers for a primary ingredient for Testim, and the loss of any of these suppliers could prevent us from selling our marketed products, which would materially harm our business.

        We rely on third-party suppliers for our supply of raw materials for the manufacture of the ingredients of our marketed products. Certain raw materials are available to us from only limited sources and are sole sourced. Testosterone is available to us from only three sources, and we rely exclusively on two outside sources for our supply of cyclopentadecanolide ("CPD"), a primary ingredient for Testim. We do not have supply agreements in place with all of our raw material suppliers, including our suppliers of testosterone and CPD. If any of the suppliers stops manufacturing, or if we are unable to procure raw materials or services on commercially favorable terms, or if we are not able to obtain them in a timely manner, we may be unable to continue to produce or sell our marketed products on commercially viable terms, if at all. In addition, the limited number of suppliers of these raw materials and services with whom we do not have supply agreements in place may provide such companies with greater opportunity to raise their prices. Any increase in price for these raw materials or services may reduce our gross margins.

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

        We have entered into agreements with each of Sobi, Asahi Kasei and Actelion under which we have granted them the right to develop and commercialize XIAFLEX/XIAPEX in 71 Eurasian and African countries, in Japan, and in Australia, Brazil and Canada, respectively. In addition, we may seek to enter into similar arrangements with other third parties with respect to the development and commercialization of XIAFLEX/XIAPEX in the rest of the world. We have also entered into agreements with Ferring and Paladin under which we have granted them the right to commercialize Testim in Europe and Canada, respectively. We are subject to a number of risks associated with our dependence on our collaborative relationship with these third parties, including:

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

        Due to these factors and other possible disagreements with a third party, including potential disputes over intellectual property ownership, we may be delayed or prevented from further developing, manufacturing or commercializing XIAFLEX/XIAPEX outside the U.S. or further commercializing Testim outside the U.S., or we may become involved in litigation or arbitration, which would be time consuming and expensive.

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

        We have agreements in place with our collaborators, including Sobi, Asahi Kasei, Actelion, VIVUS, FCB and BioSpecifics, and we expect that any future collaborators would similarly be engaged under contract. We also have entered into agreements with Ferring and Paladin under which we have granted them the right to commercialize Testim in Europe and Canada, respectively. Nevertheless, for reasons that we may not have an ability to foresee or control, any of our collaborators may breach their respective agreements. We also may disagree with our collaborators as to strategic issues or the manner in which our rights should be enforced. Depending on its nature, a breach could affect our regulatory approvals for our products and could affect our reputation if the consequences of a breach are imputed to us. We may need to engage in costly litigation to enforce our rights, and we may not prevail in such litigation. A breach by, or disagreement with, one of our collaborators may lead to termination of the applicable agreement, which, in the case of a license agreement, may affect the scope of our license, such as modifying an exclusive license to a non-exclusive license. Any such breach or disagreement and its consequences could have a material adverse effect on our business and financial condition.

Risks Related to Business Development

Our failure to successfully in-license or acquire additional technologies, product candidates or approved products could impair our ability to grow.

        We intend to in-license, acquire, develop and market additional products and product candidates so that we are not solely reliant on sales from our currently approved products for our revenues. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical or medical device product candidates, products and technologies. We have a limited number of product candidates in our development pipeline. We may not be able to acquire or in-license the rights to additional product candidates and approved products on terms that we find acceptable, or at all. We face extensive competition in the acquisition or in-licensing of pharmaceutical or medical device products or small companies to enhance our portfolio of products. A number of more established companies, which have strategies to in-license or acquire products, may have competitive advantages, as may other emerging companies taking similar or different approaches to product acquisitions. In addition, a number of established research-based pharmaceutical, medical device and biotechnology companies may acquire products in late stages of development to augment their internal product lines. These established companies may have a competitive advantage over us due to their size, resources and experience. If we are unable to in-license or acquire additional commercial products or product candidates, we may be reliant solely on sales of our currently approved products for revenues. As a result, our ability to grow our business or increase our profits could be severely limited.

We face strong competition in the medical device business. Our failure to successfully develop and market new products could adversely affect our business.

        The medical device industry is highly competitive. We compete with many domestic and foreign medical device companies ranging from small start-up enterprises that might sell only a single or limited number of competitive products or compete only in a specific market segment, to companies that are larger and more established than us, have a broad range of competitive products, participate in numerous markets and have access to significantly greater financial and marketing resources than we do.

        In addition, the medical device industry is characterized by extensive product research and development and rapid technological advances. The future success of our business will depend, in part, on our ability to design and manufacture or acquire new competitive products and enhance existing products. Our product development efforts may require us to make substantial investments. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of new technologies or products, such as our inability to:

  •
  identify viable new products;

  •
  obtain adequate intellectual property protection;

  •
  gain market acceptance of new products; or

  •
  successfully obtain regulatory approvals.

        In addition, our competitors currently may be developing, or may develop in the future, products that are more effective than those that we currently offer or subsequently develop. Our failure to successfully develop and market new products or enhance existing products could have an adverse effect on our business, financial condition and results of operations.

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

        Our products and product candidates are subject to regulation by numerous governmental authorities in the U.S., Canada, Europe and the rest of the world. These regulations govern or affect the research and development, testing, manufacturing, labeling, distribution, safety, storage, record-keeping, approval, advertising, promotion, sampling, marketing and import and export of our products and our product candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve facilities for testing or manufacture of products as well as refusal to approve products for commercialization. Noncompliance with any applicable regulatory requirements also can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. The FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the manufacturing, testing, labeling, promotion, marketing and distribution of our products may change in the U.S. or the other jurisdictions in which we may have obtained or be seeking regulatory approval for our products or product candidates. Such changes may increase our costs and adversely affect our operations.

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

        Testosterone is listed by the DEA as a Schedule III substance under the Controlled Substances Act of 1970. The DEA classifies substances as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution, and physician prescription procedures. For example, all regular Schedule III drug prescriptions must be signed by a physician and may not be refilled. Furthermore, the amount of Schedule III substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand, if any. In addition to federal scheduling, our TRT products are subject to state-controlled substance regulation and may be placed in more restrictive schedules than those determined by the DEA and the FDA. However, to date, with the exception of the State of New York where TESTOPEL is manufactured, which has given testosterone a Schedule II classification, testosterone has not been placed in a more restrictive schedule by any state.

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

        Products containing controlled substances may generate public controversy. As a result, these products may have their marketing rights or regulatory approvals withdrawn. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of our product candidates. For some scheduled substances or any product, the FDA may require us to develop a comprehensive risk management program to reduce the inappropriate use of our products and product candidates, including the manner in which they are marketed and sold, so as to reduce the risk of improper patient selection and diversion or abuse of the product. Developing such a program in consultation with the FDA may be a time-consuming process and could delay approval of any of our product candidates. Such a program or delays of any approval from the FDA could increase our product development costs and may allow our competitors additional time to develop or market competing products. In addition, in many foreign markets, including the countries in the EU, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the implementation of such proposals could have a material adverse effect on our business, financial condition and profitability. Failure to obtain pricing approval in a timely manner or approval of pricing which would support an adequate return on investment or generate a sufficient margin to justify the economic risk might delay or prohibit the commercial launch of the product in those countries.

        The products and business activities of medical device companies are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities, as well as comparable government agencies in other countries. The regulations govern the development, design, testing, approval, manufacturing, labeling, importing and exporting and sale and marketing of many of our medical devices. Moreover, these regulations are subject to future change. Failure to comply with applicable regulations could lead to manufacturing shutdowns, product shortages, delays in medical device manufacturing, medical device seizures, recalls, operating restrictions, withdrawal or suspension of required licenses, and prohibitions against exporting of products to, or importing products from, countries outside the U.S.. We could be required to expend significant financial and human resources to remediate failures to comply with applicable regulations and quality assurance guidelines. In addition, civil and criminal penalties, including exclusion under Medicaid or Medicare, could result from regulatory violations. Any one or more of these events could have a material adverse effect on our business, financial condition and results of operations.

        These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, the U.S. Congress, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense have issued subpoenas and other requests for information to, and conducted investigations of and commenced civil and criminal litigation against, medical device manufacturers, primarily related to financial arrangements with health care providers, regulatory compliance and product promotional practices. We anticipate that these governmental authorities will continue to scrutinize our industry closely, and that additional regulation by government authorities may increase compliance costs, exposure to the risks of civil and criminal litigation, and other potentially adverse effects on our operations. Our defense of these claims and governmental actions, whether ongoing or filed in the future and regardless of the merits of the action or complaint, could divert the attention of our technical and management personnel away from the development and marketing of our products and services for significant periods of time. The costs incurred to defend these actions and claims could have a material adverse effect on our results of operations or financial condition, even if our defense is ultimately successful.

        In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we generally must first receive either 510(k) clearance or approval of a premarket approval, or PMA, application from the FDA. In order for us to obtain 510(k) clearance, the FDA must determine that our proposed product is "substantially equivalent" to a device legally on the market, known as a "predicate" device, with respect to intended use, technology and safety and effectiveness. Obtaining PMA approval is more difficult, requiring us to demonstrate the safety and effectiveness of the device based, in part, on data obtained in human clinical trials. Similarly, most major markets for medical devices outside the U.S. also require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and clearances and approvals might not be granted for new products on a timely basis, if at all. In addition, once a device has been cleared or approved, a new clearance or approval may be required before the device may be modified or its labeling changed. Furthermore, the FDA or a foreign governmental authority may make its review and clearance or approval process more rigorous, which could require us to generate additional clinical or other data, and expend more time and effort, in obtaining future medical device clearances or approvals. The regulatory clearance and approval process may result in, among other things, delayed realization of medical device revenues, substantial additional costs or limitations on indicated uses of medical devices, any one of which could have a material adverse effect on our financial condition and results of operations.

        Even after a medical device has received marketing approval or clearance, such medical device approval or clearance can be withdrawn or limited due to unforeseen problems with the device or issues relating to its application. Violations of FDA requirements for medical devices could result in FDA enforcement actions, including warning letters, fines, delays in obtaining new regulatory clearances, product seizures or recalls, injunctions, advisories or other field actions, and/or operating restrictions. Medical devices are cleared or approved for one or more specific intended uses. Promoting a device for an off-label use could result in government enforcement action.

        Furthermore, our and our third party suppliers' facilities are subject to periodic inspections by the FDA and other federal, state and foreign government authorities, which require manufacturers of medical devices to adhere to certain regulations, including the FDA's Quality System Regulation, which requires periodic audits, design controls, quality control testing and documentation procedures, as well as complaint evaluations and investigation. The FDA also requires the reporting of certain adverse events, certain recalls or other field safety corrective actions. Issues identified through such inspections and reports may result in warning letters, manufacturing shutdowns, medical device shortages, medical device seizures or recalls, fines and delays in medical device manufacturing, and may require significant resources to resolve.

As a condition for approval of XIAFLEX for Dupuytren's and XIAFLEX for Peyronie's, we are required to comply with post-marketing requirements. Failure to comply with these requirements or any future post-marketing requirements, or the cost of compliance with such requirements, may harm our business.

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

        Now that the marketing authorization for XIAPEX in the EU and certain Eurasian countries has been transferred to us after the mutual termination of the Pfizer Agreement, we will be required to comply with post-marketing requirements applicable to maintaining the approval of XIAPEX in those territories until such time as we have transferred the marketing authorization to SOBI.

For XIAFLEX for Dupuytren's, XIAFLEX for Peyronie's and Testim, we are required to implement a REMS, a REMS with an ETASU, and a REMS, respectively. Failure to comply, or the cost of compliance with such REMS or REMS with an ETASU or any future REMS, may harm our business.

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

        As a condition of approval for XIAFLEX for Peyronie's, the FDA required a REMS with an ETASU. The goal of the REMS with an ETASU is to certify that the appropriate physicians and practice sites are trained in the use of XIAFLEX for Peyronie's and to attempt to mitigate the serious risk of penile fracture (corporal rupture) and other serious injuries to the penis such as hematoma. The REMS with an ETASU requires Auxilium to ensure that healthcare providers who prescribe XIAFLEX for the treatment of PD are specially certified, including the completion of a training program, and to maintain a validated secure database of healthcare providers who prescribe XIAFLEX for PD and their specialties.

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

        On May 7, 2009, the FDA announced that it was requiring the manufacturers of two prescription topical testosterone gels, Solvay S.A. (since acquired by Abbott, which is now AbbVie) and Auxilium, to make changes to the prescribing information and develop REMS for the products. The FDA stated that it was requiring this action after it became aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children and female partners to testosterone due to drug transfer from adult males using testosterone gel drug products (known as transference). The FDA considered this information to be "new safety information". We believe that all topical testosterone gels have a potential for transference. Testim's prescribing information has described the risk and procedures for avoidance of transference since the product was launched in 2003. The changes to the prescribing information for Testim include a "boxed warning", which is used to highlight warning information that is especially important to the prescriber. The goal of the REMS is to inform patients about the serious risk of transference or secondary exposure associated with the use of Testim and AbbVie's AndroGel. The REMS includes assessments and a Medication Guide to inform patients. The revised prescribing information and REMS for Testim was approved in September 2009.

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

        The process of developing product candidates, such as XIAFLEX for the treatment of Frozen Shoulder syndrome and cellulite, and any other product candidates, involves a high degree of risk and may take several years. Developing product candidates is very expensive and will have a significant impact on our ability to generate profits. Product candidates may fail to reach the market for several reasons, including:

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

If clinical trials for our product candidates are delayed, we would be unable to commercialize our product candidates on a timely basis, or at all, which could materially harm our business.

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

        We have two projects currently in clinical development, specifically CCH for the treatment of Frozen Shoulder syndrome and cellulite. Completion of clinical trials for each product candidate will be required before commercialization. If we experience delays in, or termination of, clinical trials, or fail to enroll patients in clinical trials in a timely manner, or if the cost or timing of the regulatory approval process increases, our financial results and the commercial prospects for our product candidates will be adversely impacted. In addition, our product development costs would increase and our ability to generate additional revenue from new products could be impaired.

If we are not successful in expanding the label for XIAFLEX for DC or our strategic partner, VIVUS, is not successful in expanding the label for STENDRA to include a 15-minute onset of action, our sales of XIAFLEX for DC or STENDRA, as the case may be, may be adversely affected.

        We have submitted an sBLA for XIAFLEX for DC seeking to expand our label to include the treatment of multiple cords simultaneously, and our partner, VIVUS, has submitted a supplemental NDA ("sNDA") to seek a label expansion for STENDRA indicating 15-minute onset of action. These label expansions may help grow our revenues related to these two products, and, if either or both of these label expansion efforts is not approved by the FDA, or not approved in a timely manner, our sales of the applicable product or products may be adversely affected.

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

        We are currently party to patent infringement litigations against each of Upsher-Smith and Actavis relating to Upsher-Smith's and Actavis' respective intentions to market a different version of Testim via an ANDA approval pathway prior to the expiration of the patents listed in the Orange Book covering Testim. Also, in December 2013, Upsher-Smith obtained a summary judgment against us in the Delaware Upsher-Smith 505(b)(2) Litigation with respect to its 505(b)(2) NDA seeking approval from the FDA to market a competing testosterone gel product listing Testim as the reference listed drug prior to expiration of the same patents.

        The adverse outcome in the Delaware Upsher-Smith 505(b)(2) Litigation or an adverse impact in the Delaware Upsher-Smith ANDA Litigation, the Actavis Litigation, or any other such legal action, could result in one or more generic or branded generic versions of Testim being launched in the U.S. immediately after such adverse outcome and before the expiration of the last to expire of the 10 Orange Book patents relating to Testim in January 2025. Now that Upsher-Smith has prevailed in the Delaware Upsher-Smith 505(b)(2) NDA Litigation, it could launch a 1% testosterone gel product using Testim as the reference drug immediately upon final approval by the FDA. We have filed a Notice of Appeal in the Delaware Upsher-Smith 505(b)(2) Litigation, but such appeal is unlikely to prevent an Upsher-Smith launch. It is unclear whether any such potentially approved Upsher-Smith product would receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it would receive a different rating to, and perhaps not be freely substitutable for, Testim. Any such Upsher-Smith product, whatever the rating, could have a materially adverse impact on our Testim revenues, but we believe that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on our Testim revenues. The introduction of a generic or different version of Testim at any time, whatever the rating, or the introduction of a generic or different version of AbbVie's AndroGel franchise (which could be on or before August 2015) could significantly and potentially permanently reduce the revenue we derive from Testim. A significant reduction in our Testim revenue could have a material adverse effect on our business, results of operations and financial condition, including without limitation, our liquidity and net working capital and could materially and adversely affect our ability to execute on our short and long-term business plans.

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

        We have also obtained exclusive worldwide rights from BioSpecifics to develop, market and sell products, other than dermal formulations labeled for topical administration, that contain BioSpecifics's enzyme, which we refer to as XIAFLEX, for the treatment of Dupuytren's, and for the treatment of Peyronie's, and, potentially, for the treatment of Frozen Shoulder syndrome and cellulite. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. We may terminate this agreement in its entirety, or on a country-by-country basis, on an indication-by-indication basis, or on a product-by-product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by BioSpecifics, we may not be able to execute our strategy to commercialize XIAFLEX for Dupuytren's or XIAFLEX for the treatment of Peyronie's, or to develop and potentially commercialize CCH for the treatment of Frozen Shoulder syndrome, cellulite or future product candidates utilizing BioSpecifics' enzyme. If this agreement is properly terminated by us, we will retain a non-exclusive license for these rights.

        VIVUS granted us the exclusive right to commercialize its pharmaceutical product STENDRA for the treatment of any urological disease or condition in humans, including male erectile dysfunction, in the U.S. and Canada and their respective territories. Either party may terminate this agreement as a result of the other party's material breach or bankruptcy. VIVUS may terminate this agreement immediately upon written notice to us if we are excluded from participation in the U.S. federal healthcare programs. After the first anniversary of the product launch in the U.S., we may terminate the agreement for any reason upon 180 days written notice. If this agreement is properly terminated by VIVUS, we will no longer be able to commercialize STENDRA.

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

        Disputes may arise with respect to our licensing and other agreements regarding manufacturing, development and commercialization of any products relating to or resulting from the enforcement of our in-licensed intellectual property. These disputes could lead to delays in or termination of the development, manufacture and commercialization of our products or our product candidates or to litigation and could have a material adverse effect on our business.

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

        Third parties may assert patent or other intellectual property infringement claims against us, or our licensors or collaborators, with respect to technologies used in our products or our potential product candidates. For example, we are aware of competing intellectual property relating to the TRT gel market. While we currently believe that we have freedom to operate in the TRT gel market, others may challenge our position in the future. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. We may not have sufficient resources to effectively litigate these claims. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from business operations. In addition, any patent claims brought against our licensors or collaborators could affect their ability to carry out their obligations to us.

        Furthermore, if a patent infringement suit were brought against us, or our licensors or collaborators, the development, manufacture or potential sale of product candidates claimed to infringe a third party's intellectual property may have to cease or be delayed. Ultimately, we may be unable to commercialize one or more of our product candidates, our patent claims may be substantially limited or we may have to cease some portion of our operations as a result of patent infringement claims, which could severely harm our business.

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

        An adverse determination in any intellectual property litigation or interference or other post-grant review proceedings could prohibit us from selling a product or service, subject us to significant immediate payments to third parties and require us to seek licenses from third parties. The costs associated with these license arrangements may be significant and could include substantial up-front payments and ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a product or service.

        Competitors or collaborators may infringe our patents or successfully avoid them through design innovation. Some companies in the medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming. In any such proceeding, a court may decide that a patent of ours or one that we have licensed is not valid or is unenforceable, may narrowly interpret our patent claims or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. In particular, if a competitor were to file a paragraph IV certification under the Hatch-Waxman Act in connection with that competitor's submission to the FDA of an ANDA or a 505(b)(2) NDA for approval of a generic or different version of any of our products for which we believed we held a valid patent (e.g. Testim, XIAFLEX), then we could initiate a lawsuit against such competitor claiming patent infringement and defending the relevant patent's validity and enforceability. Depending on the facts and circumstances, the FDA may stay the approval of the ANDA or 505(b)(2) NDA for a generic or different version of any of our products for 30 months so long as we initiate litigation against the filer of the ANDA or 505(b)(2) NDA within 45 days of receiving the paragraph IV certification. If, prior to the expiration of the 30-month stay, a court found that all of our patents were invalid or not infringed, then, notwithstanding the 30-month stay, the FDA would be permitted to approve the competitor's ANDA or 505(b)(2) NDA resulting in a competitive generic or different product. An ANDA or 505(b)(2) filer seeking approval of a generic of any of our products for which there is no patent coverage (e.g., TESTOPEL, Edex) could reach the market with such a product upon approval by the FDA.

        We are currently party to patent infringement litigations against each of Upsher-Smith and Actavis relating to Upsher-Smith's and Actavis' respective intentions to market a different version of Testim via an ANDA approval pathway prior to the expiration of the patents listed in the Orange Book covering Testim. Also, in December 2013, Upsher-Smith obtained a summary judgment against us in the Delaware Upsher-Smith 505(b)(2) Litigation with respect to its 505(b)(2) NDA seeking approval from the FDA to market a competing testosterone gel product listing Testim as the reference listed drug prior to expiration of the same patents.

        The adverse outcome in the Delaware Upsher-Smith 505(b)(2) Litigation or an adverse impact in the Delaware Upsher-Smith ANDA Litigation, the Actavis Litigation, or any other such legal action, could result in one or more generic or branded generic versions of Testim being launched in the U.S. immediately after such adverse outcome and before the expiration of the last to expire of the 10 Orange Book patents relating to Testim in January 2025. Now that Upsher-Smith has prevailed in the Delaware Upsher-Smith 505(b)(2) NDA Litigation, it could launch a 1% testosterone gel product using Testim as the reference drug immediately upon final approval by the FDA. We have filed a Notice of Appeal in the Delaware Upsher-Smith 505(b)(2) Litigation, but such appeal is unlikely to prevent an Upsher-Smith launch. It is unclear whether any such potentially approved Upsher-Smith product would receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it would receive a different rating to, and perhaps not be freely substitutable for, Testim. Any such Upsher-Smith product, whatever the rating, could have a materially adverse impact on our Testim revenues, but we believe that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on our Testim revenues. The introduction of a generic or different version of Testim at any time, whatever the rating, or the introduction of a generic or different version of AbbVie's AndroGel franchise (which could be on or before August 2015) could significantly and potentially permanently reduce the revenue we derive from Testim. A significant reduction in our Testim revenue could have a material adverse effect on our business, results of operations and financial condition, including without limitation, our liquidity and net working capital and could materially and adversely affect our ability to execute on our short and long-term business plans.

Risks Related to Healthcare Reform

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably, may increase competition and may increase governmental oversight and compliance costs.

        In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare systems in ways that could impact our ability to sell our products profitably. In March 2010, PPACA and the associated reconciliation bill became law (collectively, the "Healthcare Reform Law"), and it includes a number of healthcare reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the Healthcare Reform Law increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or "donut hole." The Healthcare Reform Law also revised the definition of "average manufacturer price" for reporting purposes (effective October 1, 2010), which could increase the amount of our Medicaid drug rebates to states. The Healthcare Reform Law also imposed annual fees on companies that manufacture or import branded prescription drug and biological products, which began in 2011. Substantial new provisions affecting compliance were also added, which may require us to modify our business practices with healthcare practitioners.

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

        The cost of pharmaceuticals and medical devices continues to generate substantial governmental interest. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms.

        The PPACA was enacted in March 2010. Under the PPACA, beginning in 2013, medical device manufacturers will pay a 2.3% excise tax on U.S. sales of certain medical devices. Currently, Actient's medical device, Osbon ErecAid, will likely be considered exempt from the medical device excise tax under the "retail exemption" for devices generally purchased by the public at retail for individual use by non-medical professional customers and in a home setting. If the retail exemption is eliminated or modified, Actient's medical device may be subject to the excise tax.

        Lastly, the Healthcare Reform Law provisions known as the "Physicians Payments Sunshine Act" require reporting to the federal government of all payments in excess of $10 or that aggregate to $100 annually that we make to physicians, including honoraria, consulting fees, payment for research, gifts, speakers' fees, entertainment, travel, education and royalties. Required data submission includes a recipient's name, address, medical specialty, amount received, date of payment, type of payment (cash, stock, items, or services), and if the payment is related to a specific drug or medical product. Several states currently have similar laws and more states may enact similar legislation. Reporting and potential public disclosure of these expenses may make it more difficult to recruit physicians for assistance with activities that would be helpful or necessary to our business. Tracking and reporting the required expenses has resulted in considerable expense.

Risks Related to Compliance and Data Security

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

        We are a relatively small company and we rely heavily on third parties to conduct many important functions. As a biopharmaceutical and now medical device company, we are subject to a large body of legal and regulatory requirements. We are also subject to a new regulatory regime with respect to our medical device products and as a supplier of durable medical equipment, prosthetics, orthotics and supplies, with which we do not have experience, as a consequence of our acquisition of Actient. In addition, as a publicly traded company we are subject to significant regulations, some of which have either only recently been adopted or are currently proposals subject to change. We cannot give assurances that we are or will be in compliance with all potentially applicable laws and regulations. We cannot verify that the past procedures, programs, and polices of Actient or its subsidiaries were compliant with all potentially applicable laws and regulations. Any such past compliance failures could increase the costs of the Actient acquisition and adversely affect our operations and revenues. Failure to comply with all potentially applicable federal, state, and foreign laws and regulations could lead to the imposition of fines, result in our exclusion from participation in state and federal healthcare programs, cause the value of our common stock to decline, impede our ability to raise capital or lead to the de-listing of our stock.

If we fail to comply with applicable requirements of the Health Insurance Portability Accountability Act of 1996, as amended ("HIPAA") and the HIPAA regulations or state health information privacy or identity theft laws with respect to its durable medical equipment ("DME") supplier business, we could be subject to significant monetary penalties and loss of reputation, which could have a material adverse effect on us.

        The Administrative Simplification provisions of HIPAA, directed the Secretary of HHS to promulgate regulations establishing protections for the privacy and security of individually identifiable health information, known as "protected health information." The HIPAA privacy regulations establish comprehensive requirements relating to the use and disclosure of protected health information. The HIPAA security regulations establish minimum standards for the protection of protected health information that is stored or transmitted electronically. The breach notification regulations require that certain notifications be made to individuals, to HHS and potentially to the media in the event of breaches of the privacy of protected health information. Violations of the HIPAA regulations are punishable by civil and criminal penalties.

        The Health Information Technology for Economic and Clinical Health Act ("HITECH"), part of the American Recovery and Economic Reinvestment Act of 2009, contained significant changes to HIPAA, including major changes to the enforcement provisions. Among other things, HITECH significantly increased the amount of civil monetary penalties that can be imposed for violations of HIPAA. HITECH also authorized state attorneys general to bring civil enforcement actions under HIPAA. These enhanced penalties and enforcement provisions went into effect immediately upon enactment of HITECH. A number of HITECH's changes to HIPAA required the issuance of implementing regulations by HHS. The breach notification regulations were promulgated as a result of HITECH. In addition, on January 25, 2013, the HHS Office for Civil Rights ("OCR") published a comprehensive set of final regulations designed to implement a number of the HITECH changes and to make other changes to the HIPAA regulations. The new regulations required compliance by September 23, 2013.

        The changes to HIPAA enacted as part of HITECH reflect a Congressional intent that HIPAA's privacy and security provisions be more strictly enforced. It is likely that these changes will stimulate increased enforcement activity and enhance the potential that health care providers will be subject to financial penalties for violations of HIPAA.

        In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality of health information. Also, in response to concerns about identity theft, many states have adopted so-called "security breach" notification laws that may impose requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers, and that impose an obligation to notify persons when their personal information has or may have been accessed by an unauthorized person. Some state security breach notification laws may also impose physical and electronic security requirements. Violation of state security breach notification laws can trigger significant monetary penalties. The Company, through its acquisition of Actient's DME supplier business, is subject to HIPAA and the HIPAA regulations and may be subject to the foregoing fines and penalties, which may be significant.

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

        We may also become subject to liability arising from Actient's role as a DME supplier, notwithstanding the fact that we are no longer a DME supplier since we outsourced these activities. DME suppliers are subject to the Stark Law (i.e., the physician self-referral law), the Anti-Kickback Statute, the False Claims Act, and other federal healthcare program fraud and abuse laws, other federal healthcare program laws that regulate DME suppliers specifically, and federal and state privacy laws. Violations of these laws can result in significant penalties. We also may be liable to third-party payors, including Medicare, Medicaid and other federal healthcare programs, for repayment of overpayments of claims for DME products that are asserted by such payors or their contractors, or we may incur expenses appealing any such overpayment determinations. For example, we have been subject to Zone Program Integrity ("ZPIC") audits in connection with our and Actient's sales of ErecAid and such audits have resulted in reimbursement payments by us to Medicare. Future ZPIC audits could result in additional and higher reimbursement payment obligations by us.

Our medical device business faces periodic and routine reviews, audits and investigations under our contracts with Federal and state government agencies and private payors, and these audits could have adverse findings that may negatively impact our business.

        As a result of our participation in the Medicare and Medicaid programs, our medical device business is subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Our medical device business is also subject to audits under various government programs, including the Recovery Audit Contractor ("RAC") and Zone Program Integrity Contractor ("ZPIC") programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program for our devices. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews, audits and investigations may be significant. Moreover, an adverse review, audit or investigation could result in:

  •
  required refunding or retroactive adjustment of amounts we have been paid for our medical devices pursuant to the Federal or state programs or from private payors;

  •
  state or Federal agencies imposing fines, penalties and other sanctions on us;

  •
  loss of our right to participate in the Medicare program, state programs, or one or more private payor networks; or

  •
  damage to our business and reputation in various markets.

        These results could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We face risks associated with having foreign operations, including compliance with applicable foreign laws and regulations.

        We are faced with increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. We may not be able to operate in, or maintain, compliance with foreign laws and regulations. In addition, there may be unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements, data privacy safeguards, financial reporting controls and procedures, and reimbursement procedures of which we may not become aware. Any changes to such regulatory requirements could require us to alter one or more of our practices to maintain compliance, which could significantly increase our costs and have a material adverse effect on our business and our ability to manufacture, market and sell our products. If we do not comply with foreign laws and regulations we could be faced with significant penalties that could impose considerable costs on us or prevent us from operating in those jurisdictions, either of which could have an adverse effect on our business operations, financial condition and results of operations.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

        Our research and development activities and our commercial TRT products involve the use of testosterone and large amounts of alcohol which are classified as hazardous materials and chemicals. In addition, we manufacture TESTOPEL ourselves at our Rye, New York facility due to our acquisition of Actient. XIAFLEX is a biologic product. Biologic products may present a manufacturing health hazard due to risk of infection with the bacterial cell line used to produce the product or with potential bacteriophage contamination with the fermentation. Although we believe that our safety procedures for using, storing, handling, manufacturing and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business and financial condition. To our knowledge, we have not been the subject of any investigation by any agency or authority for failure to comply with any rules or regulations applicable to hazardous materials or chemicals. We do not maintain specific insurance for the handling of biological, hazardous and radioactive materials. We have contracts with third-party providers for the storage and disposal of hazardous waste and believe that any claims against us in these areas would be the responsibility of these third parties. However, we may be held responsible for these claims despite the fact that we have contracted with third parties for the storage and disposal of hazardous waste. If we are exposed to these types of claims, we could be held responsible for liabilities that exceed our financial resources, which could severely affect our operations.

Significant disruptions of information technology systems or breaches of information security could adversely affect our business.

        We rely upon sophisticated information technology systems to operate our business. In the ordinary course of our business, we collect and store sensitive data and confidential information, including our intellectual property and proprietary business information, and that of our suppliers, customers and business partners. The secure maintenance of this information is critical to our operations and business strategy. We also use our technology to maintain our manufacturing infrastructure to effectively manage and maintain our inventory and internal reports, to manufacture and ship products and prepare timely invoices. Any failure, inadequacy, or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents could harm our ability to operate our business effectively.

        Despite our security measures, we may be susceptible to third-party attacks on our information security systems. We may also be vulnerable to breaches due to employee error, malfeasance or other disruptions. Any such breach or service disruption could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Such a breach or disruption could also affect our ability to manage and maintain our inventory and internal reports and result in delays in product fulfillment and reduced efficiency of our operations. Any such attack, access, disclosure or other loss of information could result in significant financial, legal, business or reputational harm.

Risks Related to Our Financial Results, Our Need for Additional Financing and Our Stock Price

We have incurred significant losses since our inception in July 1999 and, although we achieved initial year-end profitability for 2012, we may not remain profitable every quarter or every year.

        Prior to 2012, we have incurred significant losses since our inception. As of December 31, 2013, we had an accumulated deficit of $340.2 million. We achieved initial year-end GAAP profitability for 2012 but did not maintain year-end GAAP profitability in 2013. We cannot be assured that we will achieve profitability in future quarters or years. If we fail to achieve or maintain profitability on a quarter-to-quarter or year-to-year basis, the value of our common stock may decline substantially.

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

        We provide public guidance on our expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Annual Report on Form 10-K for the year ended December 31, 2013 and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our actual results may not always be consistent with our guidance, especially in light of our acquisition of Actient, with whose products we have limited experience, or with respect to volatile market conditions for TRT products, rendering it difficult to provide guidance. If, in the future, our results of operations for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could decline significantly.

Outstanding options and warrants could result in substantial dilution.

        As of December 31, 2013, options to purchase 7,345,535 shares of our common stock were outstanding. In addition, as of December 31, 2013, a total of 2,956,403 stock options are available for grant under our 2004 Equity Compensation Plan, amended and restated as of June 21, 2012. A total of 1,893,570 of the outstanding options were "in the money" and exercisable as of December 31, 2013. "In the money" means that the current market price of the common stock is above the exercise price of the shares subject to the option. In addition, we have 338,888 restricted stock units outstanding as of December 31, 2013. The issuance of common stock upon the exercise of these options or the vesting of any restricted stock units could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

        As part of the consideration delivered to Actient's shareholders, we issued warrants to purchase an aggregate of 1.25 million shares of our common stock on April 26, 2013, at an exercise price of $17.80 per share. In connection with our issuance of our 1.50% Convertible Senior Notes due 2018 (the "2018 Convertible Notes") , we issued warrants to purchase 14.48 million shares of our common stock at an exercise price of $27.36 per share. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

We do not have a significant amount of authorized but unissued common stock that is not already reserved for issuance and, if we do not amend our charter to increase the number of our authorized shares, we will likely not have access to additional equity and such inability to deploy equity could have a material adverse effect on our business.

        After accounting for our outstanding common stock and common stock reserved for potential issuance in connection with our 2004 Equity Compensation Plan, amended and restated as of June 21, 2012, the conversion of the 2018 Convertible Notes and the warrants issued to Actient's shareholders, we do not have a significant amount of authorized but unissued common stock that is available for new issuances. Increasing our authorized common stock requires us to amend our charter which then requires the approval of our stockholders. If we do not, or are not able to, amend our charter to increase the number of our authorized shares, we will likely not have access to significant additional equity and such inability to deploy equity could hamper efforts to retain and incentivize employees, to access capital, or to engage in strategic transactions using equity as a consideration component, and our failure to achieve such goals could have a material adverse effect on our business.

If our financial resources and sources of liquidity are not sufficient to satisfy our liquidity requirements or fund our anticipated operations, we may either need or choose to borrow money or issue additional equity or debt or we may be required to limit, scale back or cease our operations.

        Based on our current plans and expectations, we believe that our current financial resources and sources of liquidity will be adequate for the Company to fund our anticipated operations for the next twelve months. We may elect to raise additional funds in order to enhance our sales and marketing efforts for additional products we may license or acquire, commercialize any product candidates that receive regulatory approval, enhance our ability to acquire businesses or companies or acquire or in-license approved products or product candidates or technologies for development, and to maintain adequate cash reserves to minimize financial market fundraising risks. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business. If we are unable to obtain this additional financing, we may be required to:

  •
  reduce the size or scope, or both, of our sales and marketing efforts for our current products or any of our future products;

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

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Auxilium.

        Under the Internal Revenue Code of 1986, as amended, a corporation is subject to limitations on its ability to utilize net operating losses ("NOLs"), to offset future taxable income. As of December 31, 2013, we had approximately $135.9 million of NOLs available to reduce federal taxable income in future years. Losses for federal income tax purposes can generally be carried forward for a period of 20 years. The ability to use net operating loss carry forwards will be dependent on our ability to generate taxable income. The net operating loss carry forwards could expire before we generate sufficient taxable income.

        Our ability to utilize the NOL's may be further limited if we undergo an ownership change, as defined in Section 382 of the Internal Revenue Code of 1986 ("Section 382"). In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL's. If an ownership change were to occur, the annual limitation under Section 382 could result in a material amount of our NOLs expiring unused. This would significantly impair the value of our NOL asset and, as a result, could have a negative impact on our financial position and results of operations.

Risks Relating to Our Convertible Senior Notes and Related Hedge Transactions, and Term Loan

We incurred significant indebtedness through the sale of our 1.5% 2018 Convertible Notes and under a credit agreement between the Company and its existing domestic subsidiaries and Morgan Stanley Senior Funding, Inc., as amended (the "Credit Agreement") providing for a $225 million senior secured term loan and an additional incremental $50 million (collectively, the "Term Loan"), and we may incur additional indebtedness in the future. The indebtedness created by the sale of the notes, the Term Loan and any future indebtedness we incur exposes us to risks that could adversely affect our business, results of operations and financial condition.

        We incurred $350.0 million of senior indebtedness in January 2013 when we sold $350.0 million aggregate principal amount of the 2018 Convertible Notes. We incurred $225 million in senior secured indebtedness in connection with the acquisition of Actient in April 2013, which, pursuant to the Credit Agreement, will amortize at a rate of 1% per annum and has a final maturity date of April 26, 2017. We also incurred an additional $50 million in senior secured indebtedness in September 2013 under the Credit Agreement with the same amortization and maturity terms, raising the total borrowing under the Term Loan to $275 million. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition including:

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

        In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2018 Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the 2018 Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2018 Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2018 Convertible Notes to their face amount over the term of the 2018 Convertible Notes. We will report lower net income in our financial results because ASC 470-20 requires interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2018 Convertible Notes.

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

Restrictive covenants in the Credit Agreement may adversely affect us.

        We must comply with operating and financing restrictions set forth in the Credit Agreement pursuant to which we secured the Term Loan. We may also have similar restrictions with any future debt. These restrictions affect, and in many respects limit or prevent us from:

  •
  incurring additional indebtedness;

  •
  incurring liens;

  •
  merging or consolidating with or into other companies or selling substantially all our assets;

  •
  selling assets;

  •
  making restricted payments, including dividends or other distributions;

  •
  making investments, including joint venture and partnership investments;

  •
  repurchasing our debt and our capital stock; and

  •
  entering into transactions with affiliates.

        Under the Credit Agreement, we are required to make regularly scheduled quarterly payments and payments from excess positive cash flow, if any, and, other mandatory payments upon the occurrence of certain events, including the issuance of debt, the sale of assets and the receipt of condemnation or casualty proceeds, in each case subject to certain limitations and conditions set forth in the Credit Agreement.

        The foregoing restrictions could limit our ability to plan for, or react to, market conditions or meet extraordinary capital needs or otherwise could restrict our activities. These restrictions could also adversely affect our ability to finance our future operations, capital needs or engage in other business activities that would be in our interest.

Downgrades by credit rating agencies of our Company or our debt could affect our ability to access future borrowings and could adversely affect our business plans and our stock price.

        Both our Company and our debt are rated by credit ratings agencies. These agencies may downgrade our rating at any time. Any downgrade of us or our debt could limit or eliminate our ability to access the debt markets for additional financing and adversely affect our business plans. In addition, any such downgrade could have a negative impact on our share price.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Chesterbrook.    In anticipation of the December 31, 2013 expiration of the lease for our previous corporate headquarters in Malvern, PA (the "Malvern Lease"), we, on July 16, 2012, entered into an Agreement of Lease (the "New Lease") with Chesterbrook Partners, LP ("Landlord"), pursuant to which we now lease a building located at 640 Lee Road, Wayne, Pennsylvania (the "Facility"). The Facility consists of approximately 75,000 rentable square feet. We moved into the Facility in January 2013 and it now serves as our new corporate headquarters. The initial term of the New Lease is 132 months. We were not required to pay rent under the New Lease for the first year of its term, subject to our obligation to repay the unamortized portion of the abated first year's rent on terms specified in the New Lease if the New Lease or our right to possess the premises is terminated early, in either case, due to an uncured default by us.

        Horsham.    In Horsham, Pennsylvania, we lease an approximately 50,000 square foot biological manufacturing facility that we are using to produce the active ingredient contained in XIAFLEX. We also lease approximately 56,000 square feet of laboratory, warehouse and office space in two other Horsham locations. The initial terms of these leases end on January 1, 2017, March 31, 2017 and July 31, 2022, respectively. In general, our properties are well maintained, adequate and suitable for the purposes for which they are used.

        Rye.    In connection with the Actient acquisition, we acquired title to an approximately 3,000 square foot manufacturing facility in Rye, New York, where we manufacture TESTOPEL.

ITEM 3.    Legal Proceedings

  Hatch-Waxman Litigation

        Testim, XIAFLEX, TESTOPEL, Edex®, and our other marketed pharmaceutical products are approved under the provisions of the U.S. Food, Drug and Cosmetic Act that renders each susceptible to potential competition from generic manufacturers via the ANDA procedure or the 505(b)(2) New Drug Application ("505(b)(2) NDA") procedure. Generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the drug product.

        The ANDA procedure and the 505(b)(2) NDA procedure include provisions allowing generic manufacturers to challenge the effectiveness of the innovator's patent protection long before the generic manufacturer actually commercializes their products through the paragraph IV certification procedure. In recent years, generic manufacturers have used paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue and to implicate drug products with even relatively small total revenues.

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

  Upsher-Smith NDA Litigation

        On or about December 28, 2012, we and FCB became aware of a notice from Upsher-Smith that advised us and FCB of Upsher-Smith's filing of the Upsher-Smith NDA. This Paragraph IV certification notice refers to the 10 U.S. patents, covering Testim, that are listed in the Orange Book. These 10 patents are owned by FCB and are exclusively licensed to Auxilium and will expire between 2023 and 2025. Upsher-Smith may seek to have any drug approved under the Upsher-Smith NDA as a generic or branded generic version of Testim. On January 28, 2013, we and FCB filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith for infringement of FCB's 10 patents listed in the Orange Book as covering Testim® 1% testosterone gel ("Delaware Upsher-Smith 505(b)(2) NDA Litigation"). A hearing on Upsher-Smith's previously filed motion for summary judgment was held on June 28, 2013, and by request of the Court, the parties submitted additional briefing in the weeks following the hearing. On December 4, 2013, the Court grantedUpsher-Smith's motion for summary judgment, and the Court entered a final judgment of non-infringement in favor ofUpsher-Smith on December 30, 2013. On January 24, 2014, we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit in Washington, D.C. appealing the final judgment of non-infringement entered by the United States District Court for the District of Delaware.

        The Upsher-Smith NDA was granted tentative approval by the FDA on August 16, 2013 with a brand name VogelxoTM. With the granting ofUpsher-Smith's summary judgment motion and the finding of non-infringement, the FDA may now make the approval final, at which timeUpsher-Smith will be permitted to launch its testosterone gel product, whether or not such final approval is accompanied by a therapeutic equivalence rating.

        On March 26, 2013, we submitted a Citizen's Petition to the FDA with respect to the Upsher-Smith NDA referencing Testim in particular, and generic testosterone gels in general. We requested that, in the event of FDA approval of the Upsher-Smith NDA, the FDA: (i) refrain from designating Upsher-Smith's testosterone gel as therapeutically equivalent to Testim and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels. Since any such approval by the FDA would be pursuant to a 505(b)(2) NDA and not pursuant to an ANDA, it is unclear at this time whether such an Upsher-Smith product would receive a therapeutically equivalent rating to Testim or a different rating.

        Although the FDA has not yet substantively replied to this Citizen Petition, the FDA did communicate to us that it has not yet resolved the issues raised in the Citizen Petition. The therapeutic equivalence rating may determine whether the Upsher-Smith product, Vogelxo, if launched, would be launched as a generic, a branded generic, or simply another branded competitor in the TRT gel market. It is unclear at this time when the FDA will substantively respond to our Citizen Petition. We are exploring options to respond to the threat posed to Testim and our revenue by any launch ofUpsher-Smith's testosterone gel product, whatever the therapeutic equivalence rating. The effect of any such product is not yet known.

        Now that Upsher-Smith has prevailed in the Delaware Upsher-Smith 505(b)(2) NDA Litigation, it could launch a 1% testosterone gel product using Testim as the reference drug immediately, if finally approved by the FDA. It is unclear whether any such potentially approved Upsher-Smith product would receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it would receive a different rating to, and perhaps not be freely substitutable for, Testim. Any such Upsher-Smith product, whatever the rating, could have a materially adverse impact on our Testim revenues, but we believe that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on our Testim revenues. The introduction of a generic or different version of Testim at any time, whatever the rating could significantly and potentially permanently reduce the revenue we derive from Testim. Our strategies to mitigate the effects of such a generic or different version of Testim may not be effective. A significant reduction in our Testim revenue could have a material adverse effect on our business, results of operations and financial condition, including without limitation, our liquidity and net working capital and could materially and adversely affect our ability to execute on our short and long-term business plans.

  Upsher-Smith ANDA Litigation

        Separate from the Delaware Upsher-Smith 505(b)(2) NDA Litigation described above, we are also currently engaged in litigation with Upsher-Smith in Federal court in Delaware regarding Upsher-Smith's attempts to bring a testosterone gel product to market via an ANDA using Testim as its reference listed drug. Upsher-Smith will not be able to lawfully launch a generic or branded generic version of Testim via an ANDA in the U.S. without the necessary approval from the FDA.

        In October 2008, we and our licensor, CPEX Pharmaceuticals, Inc. (FCB's predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the '968 Patent. Shortly after, we sued Upsher-Smith in the U.S. District Court of Delaware (the "Delaware Upsher-Smith ANDA Litigation"). Although it would seem unlikely based on (i) the FDA's public statements in its responses to the Citizen's Petitions submitted by each of us and AbbVie and (ii) Upsher-Smith's public stance that its generic product has different penetration enhancers than Testim, the FDA could approve the generic product proposed in Upsher-Smith's ANDA. Although administratively closed in December 2011, the Delaware Upsher-Smith ANDA Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith's proposed testosterone product does not infringe the '968 Patent or that the '968 Patent is invalid and/or unenforceable. All discovery obligations of the parties continue to be in effect. In April 2012, we and FCB received a notice from Upsher-Smith in connection with its ANDA advising us and FCB of Upsher-Smith's Paragraph IV certification relating to the eight additional patents listed in the Orange Book in addition to the '968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents and that those patents are invalid. A 10th U.S. patent issued to FCB on May 15, 2012 and was listed in the Orange Book.

  ANDA Litigation with Actavis

        On May 24, 2012, we and FCB filed a lawsuit against Actavis (then known as Watson Pharmaceuticals, Inc.) for infringement of FCB's 10 patents listed in the Orange Book as covering Testim® 1% testosterone gel (the "Actavis Litigation"). The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012 in response to a notice letter, dated April 12, 2012, sent by Actavis Laboratories, Inc. (NV) regarding its filing with the FDA of an ANDA for a generic 1% testosterone gel product. This letter also stated that the ANDA contained Paragraph IV certifications with respect to the nine patents listed in the Orange Book on that date as covering Testim. Our lawsuit filed against Actavis involves those nine patents, as well as a 10th patent covering Testim that was issued on May 15, 2012 and is listed in the Orange Book.

        An adverse outcome in the Delaware Upsher-Smith ANDA Litigation, the Actavis Litigation, or any other such legal action, could result in one or more generic or branded generic versions of Testim being launched in the U.S. immediately after such adverse outcome and before the expiration of the last to expire of the 10 Orange Book patents relating to Testim in January 2025. Now that Upsher-Smith has prevailed in the Delaware Upsher-Smith 505(b)(2) NDA Litigation, it could launch a 1% testosterone gel product using Testim as the reference drug immediately, if approved by the FDA. It is unclear whether any such potentially approved Upsher-Smith product would receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it would receive a different rating to, and perhaps not be freely substitutable for, Testim. Any such Upsher-Smith product, whatever the rating, could have a materially adverse impact on our Testim revenues, but we believe that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on our Testim revenues. The introduction of a generic or different version of Testim at any time, whatever the rating, or the introduction of a generic or different version of AbbVie's AndroGel franchise (which could be on or before August 2015) or of any other branded TRT gel could significantly and potentially permanently reduce the revenue we derive from Testim. A significant reduction in our Testim revenue could have a material adverse effect on our business, results of operations and financial condition, including without limitation, our liquidity and net working capital and could materially and adversely affect our ability to execute on our short and long-term business plans.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on The NASDAQ Global Market under the symbol "AUXL." The following table sets forth the high and low closing sales prices per share for our common stock for the periods indicated, as reported by The NASDAQ Global Market:

Year Ended December 31, 2013:	High	Low
First Quarter	$19.28	$16.51
Second Quarter	$17.38	$14.00
Third Quarter	$19.65	$16.80
Fourth Quarter	$21.64	$16.39

Year Ended December 31, 2012:	High	Low
First Quarter	$20.45	$18.47
Second Quarter	$26.89	$17.27
Third Quarter	$27.52	$22.86
Fourth Quarter	$25.13	$17.57

Holders of Record

        As of February 24, 2014, there were approximately 52 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information under the heading "Equity Compensation Plan Information" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 21, 2014 to be filed with the SEC, is incorporated herein by reference.

Recent Sales of Unregistered Securities

        During the quarter ended December 31, 2013, we did not issue any unregistered shares of our common stock.

Issuer Purchases of Equity Securities

        The following table summarizes the Company's purchases of its common stock for the three months ended December 31, 2013:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2013 to Oct. 31, 2013	813		$17.27	Not applicable	Not applicable
Nov. 1, 2013 to Nov. 30, 2013	None		Not applicable	Not applicable	Not applicable

Dec. 1, 2013 to Dec. 31, 2013	None		Not applicable	Not applicable	Not applicable

Total	813	(1)	$17.27	Not applicable	Not applicable

(1)
Represents shares purchased from Alan Wills, Executive Vice President—Corporate Development of the Company, pursuant to the Company's 2004 Equity Compensation Plan to satisfy such individual's tax liability with respect to the vesting of resticted stock issued in accordance with Rule 16 b-3 of the Securities Exchange Act of 1934.

Comparative Stock Performance Graph

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index, assuming an investment of $100 on December 31, 2008, in each of our common stock; the stocks comprising the NASDAQ Composite Index; and the stocks comprising the NASDAQ Biotechnology Index.

Comparison of Cumulative Total Return* Among Auxilium Pharmaceuticals, Inc., the NASDAQ
Composite Index, and the NASDAQ Biotechnology Index

*
Total return assumes $100 invested on December 31, 2008 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and reinvestment of dividends through fiscal year ended December 31, 2013.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Auxilium Pharmaceuticals, Inc.	100.00	105.41	74.19	70.08	65.19	72.89
NASDAQ Biotechnology Index	100.00	115.63	132.98	148.69	196.12	324.80
NASDAQ Composite Index	100.00	143.89	168.22	165.19	191.47	264.84

ITEM 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except share and per share data)

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements, which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from audited financial statements which do not appear in this Report. The historical results presented are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2013(a)	2012(b)	2011	2010	2009
Consolidated Statement of Operations Data:
Net revenues	$400,715	$395,281	$264,315	$211,429	$164,039

Operating expenses(c):
Cost of goods sold	112,015	78,337	55,662	49,725	37,077
Research and development	50,211	45,932	61,948	48,005	51,398
Selling, general, and administrative	250,190	185,535	179,887	164,675	129,181
Amortization of pruchased intangibles	44,988
Contingen consideration	11,396

Total operating expensess	468,800	309,804	297,497	262,405	217,656

Income (loss) from operations	(68,085)	85,477	(33,182)	(50,976)	(53,617)
Other income (expense), net	(28,277)	467	266	(255)	160

Income (loss) before income taxes	(96,362)	85,944	(32,916)	(51,231)	(53,457)
Income tax benefit (expense)	78,297	0	0	0	0

Net income (loss) applicable to common stockholders	$(18,065)	$85,944	$(32,916)	$(51,231)	$(53,457)

Net income (loss) per common share:
Basic	$(0.37)	$1.76	$(0.69)	$(1.08)	$(1.22)

Diluted	$(0.37)	$1.74	$(0.69)	$(1.08)	$(1.22)

Shares used to compute net income (loss) per common share(d)
Basic	49,337,724	48,770,229	47,886,672	47,426,849	43,650,775

Diluted	49,337,724	49,277,570	47,886,672	47,426,849	43,650,775

(a)
includes the operations of Actient Holdings LLC from date of acquisition, April 26,2013.

(b)
includes the impact of the change in estimate of the life of the Pfizer Agreement amounting to net income of $83.7 million, or $1.70 per diluted share (representing the recognition of $92.0 million of revenue offset by $8.3 million of related cost).

(c)
includes the following amounts of stock-based compensation expense:

Cost of goods sold	$154	$84	$65	$155	$—
Research and development	2,757	2,919	3,184	2,698	5,048
Selling, general and administrative	12,611	12,004	14,029	15,109	12,852

(d)
The increase in weighted average common shares outstanding is primarily the result of the issuances of common shares in the September 2009 public offering.

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$71,186	$157,430	$154,257	$128,207	$181,977
Total assets	1,201,176	327,392	300,971	243,904	260,564
Total stockholders' equity	251,889	199,888	84,398	94,443	120,519

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

        In some cases you can identify forward-looking statements by terminology such as "may," "will," "should," "would," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "seem," "seek," "future," "continue," or "appear" or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

  •
  our ability to integrate the operations of Actient and its subsidiaries into our operations successfully and efficiently;

  •
  our ability to materialize the synergies and benefits, including revenue and profit growth, from the acquisition of Actient;

  •
  the risks or costs associated with the Actient acquisition being greater than we anticipate;

  •
  the risks associated with entering the medical device business as a result of the Actient acquisition;

  •
  the commercial success of our products in the U.S. and, through our collaborators, internationally;

  •
  our ability to successfully launch a new product and a new indication, STENDRA and XIAFLEX for the treatment of PD, respectively, and to successfully launch new indications, or obtain label expansions, for existing products, including XIAFLEX for the treatment of multiple cords in Dupuytren's, if approved by the FDA;

  •
  the success of the efforts of VIVUS to seek a 15-minute onset of action label expansion for STENDRA;

  •
  achieving greater market acceptance of our products by physicians and patients;

  •
  obtaining and maintaining third-party payor coverage and reimbursement for our products and, if approved, our product candidates;

  •
  obtaining approval from regulatory agencies in other countries for XIAFLEX for DC and PD;

  •
  the size of addressable markets for our products and product candidates;

  •
  maximizing revenues of our products in the currently approved indications;

  •
  competing effectively with other products in our products' therapeutic areas, including potential generic and branded generic competition;

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

  •
  one-time events.

        These risks and uncertainties are not exhaustive. For a more detailed discussion of risks and uncertainties, see "Item 1A—Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2013. Other sections of this Annual Report and our other filings with the Securities and Exchange Commission ("SEC"), verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects. Moreover, we operate in a very competitive and rapidly changing environment. Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws. We qualify all forward-looking statements by these cautionary statements.

Overview

        We are a fully integrated specialty biopharmaceutical company with a focus on developing and commercializing innovative products for specialist audiences. With a broad range of first- and second-line products across multiple indications, Auxilium is an emerging leader in the men's healthcare area and has strategically expanded its product portfolio and pipeline in orthopedics, dermatology and other therapeutic areas. We now have a broad portfolio of 12 approved products (including one product with two indications). Among other products in the U.S., Auxilium markets Testim (testosterone gel) for the topical treatment of hypogonadism, TESTOPEL (testosterone pellets) a long-acting implantable TRT product, STENDRA (avanafil), an oral ED therapy, Edex (alprostadil for injection), an injectable treatment for ED, Osbon ErecAid, the leading vacuum device for aiding ED, XIAFLEX (collagenase clostridium histolyticum or CCH) for the treatment of PD and XIAFLEX for the treatment of DC. We also have programs in Phase 2 clinical development for the treatment of Frozen Shoulder syndrome and cellulite. Our mission is to improve the lives of patients throughout the world by successfully identifying, developing and commercializing innovative specialty biopharmaceutical products. Our vision is to be the most consistently successful and most admired specialty biopharmaceutical company.

  Review of 2013

        Since our inception nearly 15 years ago, we have grown into a fully integrated specialty pharmaceutical company with a clear and dedicated focus in men's healthcare. 2013 was a transformative year for us. We have expanded the Company's founding focus on urology and sexual health through the acquisition of Actient Holdings, LLC in April 2013, adding a robust portfolio of nine men's and other healthcare products. We also in-licensed STENDRA, a first-line oral therapy for ED in October 2013, further building our ED franchise that now includes the second-line therapies Edex and Osbon ErecAid. We established a low testosterone (male hypogonadism) franchise, adding TESTOPEL and Striant to our portfolio with our existing product, Testim, and expanding the delivery options of our testosterone therapies to include an implantable pellet and a buccal system. We believe that these franchises, together with XIAFLEX for the treatment of PD, solidify our strategic anchor position in men's healthcare, which is augmented by a growing therapeutic footprint in orthopedics led by XIAFLEX for DC.

        Our 2013 accomplishments enabled us to diversify our product portfolio and transform from a two-product company to one with a larger portfolio of 12 approved products, including one product with two indications. Across this broadened portfolio, we now have five products that we believe are growth assets, including one new product and one new product indication in men's healthcare that were recently launched in the beginning of 2014.

        We launched XIAFLEX, the first and only proven safe and effective FDA-approved treatment for PD in men with a curvature deformity of ≥30° at the start of therapy. PD can be a devastating disease for patients and their partners and is estimated to be prevalent in 3-9% of adult men. We also launched STENDRA, a next generation PDE5 inhibitor and the first new drug entry into the $3 billion erectile dysfunction market in nearly a decade. With a currently expected September 2014 PDUFA date for a label expansion for a 15-minute onset of action, we believe STENDRA is poised to potentially be differentiated in a large market that continues to grow, if approved by the FDA.

        We have an experienced sales and marketing team with deep expertise in men's healthcare, as well as with buy-and-bill delivery models, which we believe will better serve our physician customers across the spectrum. We also increased our sales force in 2013 and have taken strategic steps to restructure, leverage and streamline our now three specialized sales teams—PRIMERA, INNOVIA and AGILIS—more efficiently. We now reach an extensive network of approximately more than 28,000 prescribing physicians within orthopedics, urology, endocrinology and rheumatology.

        For the year ending December 31, 2013, total revenues were $400.7 million, compared to $395.3 million recorded in 2012. In 2012, we recorded a change in estimate of $92.0 million in revenue amortization of deferred up-front and milestone payments related to the mutual termination of our European collaboration with Pfizer.

        As of December 31, 2013, we had $71.2 million in cash, cash equivalents and short-term investments and outstanding convertible debt of $293.7 million ($350.0 million at par value) and $255.1 million ($265.4 million par value) in a senior secured term loan.

  Certain Significant Developments in 2013

        Significant business developments that occurred during 2013 or that impacted 2013 include:

  •
  On December 20, 2013, we announced the submission of a sBLA to the FDA requesting approval of XIAFLEX for the treatment of multiple DC cords concurrently. This submission followed release of top-line data from our 600 patient study with XIAFLEX for the concurrent treatment of multiple palpable cords.

  •
  On December 13, 2013, we announced that the first patient was dosed in our Phase 2b study of CCH for the treatment of adult patients with adhesive capsulitis, commonly known as Frozen Shoulder syndrome.

  •
  On December 6, 2013, the FDA approved XIAFLEX, an in-office, biologic, for the treatment of PD. XIAFLEX is now the first and only FDA-approved treatment proven effective for PD in men with a palpable plaque and a curvature deformity of 30 degrees or greater at the start of therapy.

  •
  On December 4, 2013, the U.S. District Court for the District of Delaware granted Upsher-Smith's motion for summary judgment in our litigation against Upsher-Smith regarding its efforts to bring a testosterone gel to market via the 505(b)(2) NDA pathway using Testim as a reference drug. Upsher-Smith's NDA was granted tentative approval by the FDA on August 16, 2013 with a brand name VogelxoTM. With the granting of Upsher-Smith's summary judgment motion, the FDA may now make the approval final, at which time Upsher-Smith will be permitted to launch its testosterone gel product, whether or not such final approval is accompanied by a therapeutic equivalence rating. On January 24, 2014, we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit in Washington, D.C. appealing the final judgment of non-infringement entered by the United States District Court for the District of Delaware on December 30, 2013. For a further discussion of this litigation, please see "Part I—Legal Proceedings" above.

  •
  On October 23, 2013, we announced the dosing of the first cohort of patients in our Phase 2a study of CCH for the treatment of EFP, commonly known as cellulite.

  •
  On October 10, 2013, we entered into an agreement with VIVUS whereby we obtained the exclusive right to market VIVUS's ED product, STENDRA, in the U.S. and Canada. The parties also simultaneously signed a Commercial Supply Agreement pursuant to which VIVUS will be initially responsible for the manufacture and supply of STENDRA to us.

  •
  On October 5, 2013, at the 68th Annual Meeting of the American Society for Surgery of the Hand ("ASSH"), we announced results from Year 4 of the Collagenase Optimal Reduction of Dupuytren's—Long-term Evaluation of Success Study ("CORDLESS") regarding XIAFLEX for the treatment of DC. The study assessed 623 joints in adult DC patients with a palpable cord from earlier Auxilium studies, indicating that 42.1% of patients previously successfully treated with XIAFLEX experienced disease recurrence and 57.9% did not experience disease recurrence based on the study's definition. Study authors also presented an update on XIAFLEX safety data following three years (36 months) of post-approval use at the ASSH Annual Meeting. After an estimated 49,078 XIAFLEX injections were administered to approximately 36,500 adult patients in the U.S. for the treatment of Dupuytren's with a palpable cord, there was no clinically meaningful change in the nature of events reported relative to the one year post-marketing safety profile.

  •
  On September 19, 2013, we entered into an Incremental Assumption Agreement ("Incremental Agreement") with Morgan Stanley Senior Funding, Inc. ("MSSF") under our existing Term Loan with MSSF, which originally provided for a $225,000,000 senior secured term loan. Under the Incremental Agreement, we raised an additional $50,000,000 from a syndicate of lenders, and this additional amount is on terms consistent with our initial $225,000,000 senior secured credit facility.

  •
  On August 1, 2013, we and GlaxoSmithKline LLC announced the mutual termination of our U.S. co-promotion of Testim for the treatment of male hypogonadism, effective August 2, 2013.

  •
  On July 15, 2013, we and SOBI announced a long-term collaboration for the development, supply and commercialization of XIAPEX (EU tradename for XIAFLEX) in 71 Eurasian and African countries. In addition, work is on-going to potentially file for approval of XIAPEX for the treatment of Peyronie's in the EU. Under the terms of the agreement, we expect to receive significant tiered royalties within the range of 55-65%, 50-60% and 45-55% based on sales of XIAPEX in Sobi's territories, which will also cover payment for product supply. The tiered royalty percentages will decrease by approximately 10% upon the occurrence of certain manufacturing milestones or July 1, 2016, whichever is earlier. Additionally, Sobi could make up to $40 million in potential sales milestone payments to us.

  •
  On April 29, 2013, we announced the completion of the acquisition of Actient, a private urology specialty therapeutics company, for $585 million in upfront cash plus certain contingent consideration and warrants to purchase our common stock. Actient was a private company focused on both drugs and devices for primarily men's health specialty therapeutic areas, including urology. Actient's urology portfolio included TESTOPEL, Edex, Striant, and Osbon ErecAid. Actient also had a non-promoted respiratory franchise, including Theo-24® and Semprex®-D, along with other non-promoted products. Actient had approximately 165 employees, including approximately 100 sales representatives in two focused field forces. We financed the acquisition with cash on hand, which included proceeds from our issuance of the 2018 Convertible Notes in January 2013, and our $225 million Term Loan.

  •
  On March 26, 2013, we submitted a Citizen Petition to the FDA with respect to Upsher-Smith's 505(b)(2) NDA. We requested that, in the event of FDA approval of the Upsher-Smith 505(b)(2) NDA, the FDA: (i) refrain from designating Upsher-Smith's testosterone gel as therapeutically equivalent to Testim and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels.

  •
  On March 28, 2013, we and our wholly-owned subsidiaries, Auxilium UK Ltd, and Auxilium International Holdings, Inc., and Pfizer entered into a Transition Services Agreement relating to the transition from Pfizer to us of the development and commercialization activities related to XIAPEX for the treatment of Dupuytren's and, if approved, for the treatment of Peyronie's in the EU. In accordance with a November 2012 amendment, the original Development, Commercialization and Supply Agreement, dated as of December 17, 2008 with Pfizer terminated on April 24, 2013. Post-termination, the Transition Services Agreement provided, and set out schedules, for, among other matters, an orderly transition of regulatory approvals and licenses, packaging and labeling responsibilities, distribution activities, pharmacovigilance obligations, recall obligations, product testing activities, ongoing clinical trial activities and redesign of packaging.

  •
  On March 27, 2013, we and FCB learned that Judge Linares of the United States District Court for the District of New Jersey ruled in favor of us and FCB on our motion to dismiss the lawsuit previously filed by Upsher-Smith on September 10, 2012. Although Upsher-Smith initially appealed, we and Upsher-Smith have since jointly agreed to dismiss the appeal. The lawsuit had sought a declaration of non-infringement and/or invalidity of FCB's U.S. Patent Nos.: 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; 7,608,610; 7,935,690; and 8,063,029.

  •
  On February 1, 2013, we announced that The Journal of Urology had electronically published the uncorrected proof of our pivotal IMPRESS (The Investigation for Maximal Peyronie's Reduction Efficacy and Safety Studies) trials, the phase 3 studies that assessed XIAFLEX for the potential treatment of Peyronie's on its website www.jurology.com. The article may be found at http://www.jurology.com/article/S0022-5347(13)00227-9/abstract. The manuscript appeared in print in the July 2013 print version of The Journal of Urology.

  •
  In January 2013, we issued $350 million aggregate principal amount of 1.50% Convertible Senior Notes Due 2018 in a public offering. The net proceeds from the offering were approximately $338.7 million after deducting underwriters' discounts and commissions and estimated offering expenses. We used approximately $28.5 million of the net proceeds from the offering to pay the cost of the note hedge transactions (after such cost was partially offset by the proceeds from the sale of the warrants) and we used the remainder of the net proceeds from the offering (together with subsequent term loan financing) for the acquisition of Actient.

  •
  In January 2013, we expanded our exclusive license for XIAFLEX from BioSpecifcis to include the potential treatment of cellulite as an additional indication for development by paying BioSpecifics $0.5 million.

  Our Focus for 2014

        As we enter 2014, we believe that Auxilium has solid growth potential, a broad and diverse product portfolio with a strong anchor position in men's healthcare and an innovative R&D pipeline. Further, we have built the specialized commercial capabilities that we believe are necessary toward the goal of effectively promoting our products in a compliant manner and establishing market leadership. Looking forward, we will continue our focus on execution and our assessment of strategic transactions to broaden our overall portfolio.

        We believe we are well positioned to deliver stockholder value if we:

  •
  Successfully launch two new products in men's healthcare, including a focused, disciplined rollout of XIAFLEX for PD and a targeted commercial launch of STENDRA for ED;

  •
  Maximize our current product portfolio, including five growth products, XIAFLEX for DC and for PD, Edex, STENDRA and TESTOPEL, while attempting to stabilize Testim market share and to mitigate any potential adverse effects of anUpsher-Smith generic or branded generic testosterone gel launch and prevail at the upcoming trial in our Hatch-Waxman litigation with Actavis involving Testim;

  •
  Advance our development programs, including seeking approval from the FDA for XIAFLEX multiple cord label expansion, continued R&D progress around Frozen Shoulder syndrome and cellulite and being opportunistic about obtaining new pipeline programs; and

  •
  Continue to deliver strong, sustainable financial performance.

        A trend that we have seen in the TRT market is continued slowing year-over-year growth. We believe this slowing of growth is largely due to switching among patients from TRT gel products to injectable TRT products and rising selection of generic TRT injectables by new TRT patients. Our research is now showing that since approximately mid-2012 the TRT gel market has begun to level off and has at times even declined. It is not certain whether the TRT market will continue to slow or decline. As more non-gel treatments become available, continued pressure will likely be seen on the gel share of the TRT market. Given these changing market dynamics and the potential future entry of generic alternatives to the branded gel TRT product market, we are planning for what we believe will be the maturity of the TRT gel market and we plan to closely manage Testim as a mature product.

  Pipeline and Research and Development Process

        In the R&D area, we are engaged in innovative research investigating potential treatments. A sBLA for XIAFLEX is under review by the FDA seeking a label expansion to inject multiple Dupuytren's joints concurrently, which if approved, could provide a non-surgical option for treating two cords in one office visit. It is estimated that 35-40% of annual DC surgical procedures in the U.S. are performed to treat more than one DC cord at a time, so we believe such a potential label expansion, if approved, could provide physicians with another meaningful tool to combat DC effectively and efficiently. We are also conducting research in the area of Frozen Shoulder syndrome and cellulite with CCH, the active ingredient in XIAFLEX. We are particularly enthusiastic about our efforts to expand CCH in these other treatment areas, underscoring our core research competencies to develop revenue-generating opportunities for our future.

        In addition, we have ongoing collaborative programs with our partner, BioSpecifics, to study CCH in the area of human and canine lipoma. This R&D innovation, together with diversifying our approved product portfolio, is all in the interest of delivering what we believe will be long-term value to our shareholders and new treatment options to the patients we hope to serve.

        The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval includes several phases of nonclinical and clinical study to collect data to support an application to regulatory authorities to allow us to market a product for treatment of a specified disease indication. There are many difficulties and uncertainties inherent in research and development and the introduction of new products. There is a high rate of failure inherent in new drug discovery and development. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes many years and incurs significant cost. Failure can occur at any point in the process, including after the product is approved based on post-market factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. Consequently, it can be very difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval, and which will be commercially viable and generate profits for the Company. Successful results in preclinical or phase 1/2 clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug or product candidate.

  Phase 1 Clinical Trials

        Phase 1 human clinical trials begin when regulatory agencies allow a request to initiate clinical investigations of a new drug or product candidate and usually involve small numbers of healthy volunteers or subjects. The trials are designed to determine the safety, metabolism, dosing and pharmacologic actions of a drug in humans, the potential side effects of the product candidates associated with increasing drug doses and, if possible, to gain early evidence of the product candidate's effectiveness. Phase 1 clinical studies generally take from 6 to 12 months or more to complete.

  Phase 2 Clinical Trials

        Phase 2 clinical trials are conducted on a limited number of patients with the targeted disease, usually involving no more than several hundred patients, to evaluate appropriate dosage and the effectiveness of a drug for a particular indication or indications and to determine the common short-term side effects and risks associated with the drug. An initial evaluation of the drug's effectiveness on patients is performed and additional information on the drug's safety and dosage range is obtained. Our Phase 2 clinical trials typically include up to 200 patients and may take approximately two years to complete.

  Phase 3 Clinical Trials

        Phase 3 clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. Phase 3 clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. They typically include controlled multi-center trials and involve a larger target patient population, typically including from several hundred to several thousand patients to ensure that study results are statistically significant. During Phase 3 clinical trials, physicians monitor patients to determine efficacy and to gather further information on safety. These trials are generally global in nature and are designed to generate data necessary to submit the product to regulatory agencies for marketing approval. Phase 3 testing varies and can often last from 2 to 5 years.

  Regulatory Review

        If a product successfully completes a Phase 3 clinical trial and is submitted to governmental regulators, such as the FDA in the U.S. or the EMA in the EU, the time to final marketing approval can vary from six months (for a U.S. filing that is designated for priority review by the FDA) to several years, depending on a number of variables, such as the disease state, the strength and complexity of the data presented, the novelty of the target or compound, risk-management approval and the time required for the agency(ies) to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval, or that decisions on marketing approvals or indications will be consistent across geographic areas.

  Healthcare Reform Legislation

        On March 23, 2010, PPACA was enacted in the U.S., which contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include:

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

        Beginning in 2011, PPACA required that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap, which is known as the "donut hole." Also, beginning in 2011, we were assessed our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee is calculated based upon each organization's percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and Veterans Administration and PHS discount programs) made during the previous year. This new legislation did not have a material effect on our results of operations or financial position for 2012 and 2013 and, based on our current understanding, we expect that its impact for 2014 will also not be material. The U.S. government is currently drafting rules and regulations for provisions of the law which we believe will provide further guidance on the full effects of the new legislation.

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

  Net revenues

        Prior to 2013, our net revenues were generated by two products- Testim and XIAFLEX. In 2013, our U.S. product offerings were significantly expanded with the acquisition Actient in April, the license and commercialization agreement with VIVUS in October, and the FDA approval of our supplemental Biologics License Application for XIAFLEX for the treatment of Peyronie's in December. The Actient acquisition provided a urology portfolio which includes TESTOPEL®, the only long-acting implantable testosterone replacement therapy, Edex®, an injectable drug for erectile dysfunction, Striant®, a buccal system for testosterone delivery, and Osbon ErecAid®, a device for aiding erectile dysfunction. Actient also provided a non-promoted respiratory franchise, including Theo-24® and Semprex®-D, along with other non-promoted products. Under the license and commercialization agreement with VIVUS, we acquired the exclusive right to commercialize their pharmaceutical product, STENDRA, for the treatment of any urological disease or condition in humans, including male erectile dysfunction, in the US and Canada.

        In the US, we sell our products to pharmaceutical wholesalers, specialty distributor and specialty pharmacy customers, which are provided fees for services based on shipment activity. Under these contractual agreements, we pay a fee for service to our wholesaler customers based on shipment activity. The agreements also provide for targeted levels of required inventory. Otherwise, these distributors independently manage their inventories with no intervention by us. Aside from the service fees required under these agreements, we do not offer incentives for wholesalers to take shipment of product.

        We record U.S. product sales net of wholesaler service fees and net of allowances for prompt payment discounts, managed care contract rebates and government health plan charge backs, product coupons and product returns. Outside the U.S., we market our products under collaboration and license agreements with third parties. To date, all of our international net revenues have been generated by the out-licensing of Testim and XIAFLEX. We do not anticipate that sales of Testim outside of the U.S., pursuant to our current agreements for international distribution rights of Testim, will have a material impact on our revenues or profitability.

        Our revenues from product sales may fluctuate due to:

  •
  market acceptance and pricing of our products;

  •
  regulatory approvals and market acceptance of new and competing products, including generics;

  •
  government or private healthcare reimbursement policies for our products; and

  •
  promotional efforts of our competitors.

        We use a third-party logistics company, ICS, a division of AmerisourceBergen Corporation ("ABC") for commercial distribution of our pharmaceutical products. The majority of our sales are to pharmaceutical wholesalers that, in turn, distribute product to chain and other retail pharmacies, hospitals, mail-order providers and other institutional customers. For our non-drug medical devices, we use a specialty logistics company which manages these inventories and distributes these products to end users. The following individual customers each accounted for at least 10% of total product shipments for 2013: 29% to AmerisourceBergen Corporation, 25% to Cardinal Health, Inc. and 27% to McKesson Corporation.

        Outside of the U.S., we currently rely on third parties to market, sell and distribute our products. For Testim, we have an agreement with Paladin to market and distribute Testim in Canada. We also have an agreement with Ferring to market and distribute Testim in Belgium, Denmark, Finland, Germany, Greece, Iceland, Ireland, Italy, Luxembourg, The Netherlands, Norway, Portugal, Spain, Sweden and the U.K. In December 2008, we entered into a development, commercialization and supply agreement with Pfizer (the "Pfizer Agreement") under which we sub-licensed our commercialization rights for Dupuytren's and Peyronie's for the 27 countries that at that time were included in the EU and 19 additional Eastern European and Eurasian countries (the "Pfizer Territory"). On November 6, 2012, the Company and Pfizer agreed to mutually terminate the Pfizer Agreement, effective April 24, 2013. In March 2010, we entered into the Asahi Agreement under which we sub-licensed our commercialization rights for Dupuytren's and Peyronie's for the Japanese market. In February 2012, we entered into the Actelion Agreement for development and commercialization of XIAFLEX for Dupuytren's and Peyronie's in Australia, Brazil, Canada and Mexico. We have been granted approval of XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada and Australia in July 2012 and 2013, respectively. In 2013, Actelion notified us that it intended to no longer pursue commercialization of XIAFLEX in Mexico. We have agreed to waive any further milestone payments in connection with Mexico as we and Actelion formulate a transition arrangement with respect to Mexico. On July 15, 2013, we and SOBI announced that we had entered into a license and collaboration agreement (the "Sobi Agreement"). Under the Sobi Agreement, Sobi was granted the right to develop and commercialize XIAPEX (the European Union tradename for XIAFLEX) for the treatment in humans of PD, if approved, and DC in the Sobi Territory. We are currently evaluating our options for continuing sales of XIAPEX in the Pfizer Territory, and for selling XIAFLEX in other indications and territories throughout the rest of the world.

        The up-front and milestone payments we have received under our out-licensing agreements are being amortized to revenue, net of associated transaction costs, over the estimated term of the related agreement. We follow the contingency-adjusted performance model of accounting. Under this model of accounting, when a milestone payment is earned under the respective contract, we record as revenue a cumulative catch-up adjustment for the period of time since contract commencement through the date of the milestone and the remaining amount of the milestone is amortized over the remaining estimated term of the contract. These agreements also include payment of increasing, tiered royalties on all revenues recorded by the licensee in its territory. These royalty payments are recognized when earned as payment for the product supplied to the licensee. As a result of the agreement to mutually terminate the Pfizer Agreement, we recorded in the fourth quarter of 2012 the change in estimate of the term of the Pfizer Agreement by adjusting the deferred revenue and cost balances related to the Pfizer that were previously being amortized to income over the original estimated contract term of 20 years. The deferred revenue and deferred cost balances remaining at December 31, 2012 was recognized in income in 2013.

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

        We do not anticipate any material changes in our gross margin rate on Testim sales in the U.S. In 2014, we anticipate our gross margins for Testim sales outside the U.S. will continue to be significantly lower than those seen in the U.S. This is due to a combination of factors, including the terms of our distribution agreements.

        As we continue to market XIAFLEX, we may experience variability in our gross margin rate and it is difficult to estimate when we will achieve a more predictable steady state. Factors influencing the gross margin on XIAFLEX will include the selling price per vial and the cost of product manufactured. Although we utilize a manufacturing resource planning system for production planning and inventory control, it is not uncommon in biologics manufacturing to experience unusual charges and write-offs in the initial years of commercial production. See "Risk Factors—Failure to accurately forecast demand for our products could result in additional charges for excess inventories, or future charges for excess or idle plant capacity" and "Risks Related to our Manufacturing Operations—We have limited experience in manufacturing pharmaceutical and biologic products and may encounter difficulties in our manufacturing processes, which could materially adversely affect our results of operations or delay or disrupt manufacture those of our products that are reliant upon our manufacturing processes."

        Other than TESTOPEL, products acquired with the Actient acquisition are supplied under agreements with various contract manufacturers. TESTOPEL is produced at the Rye, New York manufacturing facility that was also acquired in the Actient acquisition. We have contracted with VIVUS for our required supply of STENDRA. Under the acquisition method of accounting for the Actient acquisition we were required to record inventory acquired at its net realizable value. This step-up in inventory valuation of $11.7 million was expensed in 2013 with the sale of the inventory.

        It is our policy to continually evaluate and provide reserves for inventory on hand that is in excess of expected future demand. In making this evaluation, we must make judgments concerning future product demand and monitor the expiration dates of our products. While we believe that potential additional inventory obsolescence was not probable as of December 31, 2013, it is possible that we may be required in future periods to record charges for additional excess inventories if demand for our products declines, or demand does not meet our sales forecasts for Dupuytren's and Peyronie's. It is also our policy to limit the amount of Horsham overhead costs capitalized as inventory to those amounts consistent with normal capacity levels and record as period costs those overhead costs that represent excess or idle capacity. To date, we have not experienced production below normal capacity levels. However, it is possible in the future that production could fall below normal capacity and result in recognition of period expense for excess or idle capacity. The incurrence of such costs would decrease overall XIAFLEX margins compared to those reported in 2013 and prior years since manufacturing overhead representing excess capacity will be immediately expensed as cost of goods sold.

        Under our license with BioSpecifics, we paid BioSpecifics 8.5% of the up-front and milestone payments received from Pfizer under the Pfizer Agreement and 5.0% of the up-front payment received under the Actelion Agreement and the Asahi Agreement. These payments to BioSpecifics are amortized as a cost of goods sold on a straight-line basis over the estimated life of the respective contract. When a milestone payment is earned, BioSpecifics's share of the milestone payment is recognized as cost of goods sold, or deferred costs, in proportion to the related amount revenue catch-up adjustment or deferral. In addition, as discussed above, we recorded in 2012 an adjustment of the deferred cost related to the Pfizer Agreement to reflect the revised term of the Pfizer Agreement.

        We are obligated to pay BioSpecifics 8.5% of all future milestone payments and XIAPEX sales under the Sobi Agreement, a specified percentage (dependent on indication) of all future milestone payments and XIAFLEX sales under the Asahi Agreement and the Actelion Agreement, and, on a country-by-country and product-by-product basis, a specified royalty percentage of all other XIAFLEX sales.

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

        We have two projects currently in clinical development, specifically XIAFLEX for the treatment of Frozen Shoulder syndrome and cellulite. Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects in development cannot be reasonably estimated. Results from clinical trials may not be favorable. Further, data from clinical trials are subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines. Compared to spending in 2013, we expect our research and development expenses to modestly increase in 2014 as we pursue additional indications of our current product pipeline. In addition, the current regulatory and political environment at the FDA could lead to increased data requirements, which could impact regulatory timelines and costs. We could also experience further significant increases in our expenditures to develop any other potential new product candidates that we would in-license or acquire.

  Selling, general and administrative

        Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel, marketing and promotion costs, professional fees and facilities costs. We anticipate increases in selling, general and administrative expenses principally due to sales and marketing costs associated with the expansion in 2013 of our product offerings, and increases in information technology expense and other administrative activities.

  Amortization of purchased intangibles

        Our purchased intangibles are the product rights obtained in the April 2013 acquisition of Actient and under our October 2013 license and commercialization agreement with VIVUS. We amortize these purchased intangibles over their estimated useful lives of up to 12 years. These assets are regularly tested for impairment and abandonment.

  Contingent consideration

        Our contingent consideration liabilities as of December 31, 2013 were acquired in the April 2013 acquisition of Actient and under the October 2013 license and commercialization agreement with VIVUS. Contingent consideration is recorded on the balance sheet at the acquisition date fair value based on the consideration expected to be transferred, discounted to present value of such payments. The discount rate is determined at the time of measurement in accordance with accepted valuation methods. For each period thereafter, the fair value of contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in operating income. Increases or decreases in fair value of contingent consideration can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates.

Results of Operations

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

        At September 30, 2012 the balance of deferred revenues related to the Pfizer Agreement was $103.4 million and the balance of the deferred costs was $9.3 million. In the fourth quarter of 2012, we recorded $93.6 million in revenue and $8.4 million in cost of goods sold as the amortization of these deferred revenues and costs, respectively. Had we not reached agreement with Pfizer to mutually terminate the Pfizer Agreement, we would have recognized $1.6 million and $0.1 million of revenue and costs, respectively. Therefore, the impact of this change in estimate of the life of the Pfizer Agreement was an increase in 2012 revenues of $92.0 million, cost of goods sold of $8.3 million and net income of $83.7 million, or $1.70 per share, fully diluted (representing the incremental $92.0 million in deferred revenues less the incremental $8.3 million in deferred costs). The remaining deferred revenue and deferred cost balances of $9.8 million and $0.9 million, respectively, was amortized into our income statement through April 24, 2013, the date that the Pfizer collaboration terminated.

        As discussed in Note 2(e) to the consolidated financial statements contained herein, in the first quarter of 2011 we began recognizing revenue for XIAFLEX sales at the time of shipment to its specialty distributor, specialty pharmacy and wholesale customers. In 2010, we deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. As a result of this change in revenue recognition, net revenues for 2011 include a benefit of $1.8 million (representing revenue previously deferred, net of allowances of $0.1 million) and the net loss for 2011 includes a benefit of $1.7 million, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

Years Ended December 31, 2013 and 2012

        Net revenues.    Net revenues for the two years ended December 31, 2013 comprise the following:

	Years ended December 31,
	2013	2012	Change	% Change
	(in millions)
Testim revenues-
Net U.S. product sales	$206.2	$233.4	$(27.2)	-12%
International revenues	4.9	4.0	0.9	22%

	211.2	237.5	(26.3)	-11%

XIAFLEX revenues-
Net U.S. product sales	62.5	55.2	7.4	13%
International revenues	17.6	102.6	(85.0)	-83%

	80.1	157.8	(77.7)	-49%

Other net U.S. revenues-
TESTOPEL	60.0	0	60.0
Edex	21.9	0	21.9
Other	27.5	0	27.5

	109.4	0	109

Total net revenues	$400.7	$395.3	$5.4	1%

Revenue allowances as a percentage of
gross U.S. revenues	31%	32%	-1%

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

  Testim

        Total revenues for Testim for 2013 were $211.2 million compared to $237.5 million for the comparable period of 2012. Net U.S. product sales of Testim were $206.2 million compared to the $233.4 million for 2012. The decrease in Testim net U.S. revenues is principally due to a loss in market share as a result of the continued efforts of competing products and changes in our managed care coverage. According to NPA data from IMS, a pharmaceutical market research firm, Testim total prescriptions for 2013 decreased 18% compared to the comparable period of 2012. Testim net U.S. product sales for 2013 benefited from an increase in net selling price of 3% compared to 2012 as contract rebates and government health plan charge-backs principally offset the benefit of the cumulative impact of gross price increases. Testim international revenues for 2013 increased compared to 2012 as result of an increase in international product shipments.

  XIAFLEX

        Total revenues for XIAFLEX for 2013 were $80.1 million compared to $157.8 million for the comparable period of 2012, which included the impact of the agreement to mutually terminate the Pfizer Agreement discussed above. Net revenues for 2013 include $62.5 million of net U.S. product sales of XIAFLEX compared to the $55.2 million for 2012. This increase represents the growth in product shipments and an increase in net selling price of 2%. The decrease in XIAFLEX international contract revenue for 2013 compared to 2012 is primarily due to the incremental revenue amortization in 2012 for the Pfizer Agreement.

  Other net U.S. revenues

        Other net U.S. revenues for 2013 are sales of the products we acquired in the April 26, 2013 acquisition of Actient. These revenues included sales of TESTOPEL, Edex and other U.S. products of $60.0 million, $21.9 million and $27.5 million, respectively. We did not have any sales of such products in the prior year since we had not yet acquired Actient.

  Revenue allowances

        Revenue allowances as a percentage of gross U.S. revenues for 2013 compared to that of 2012 decreased due to lower level of allowances on sales of Actient products offset in part by higher levels of managed care contract rebates and government health plan charge-backs on sales of Testim.

        Cost of goods sold.    Cost of goods sold were $112.0 million and $78.3 million for the years ended December 31, 2013 and 2012, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to our licensors, and the amortization of the deferred costs associated with the collaboration agreements with Actelion, Asahi, Pfizer and Sobi. The increase in cost of goods sold in 2013 over 2012 was principally attributable to the Actient acquisition, offset in part by reduction in deferred costs related to Pfizer Agreement. The gross margin rate on our net revenues was 72% for 2013 compared to 80% for 2012. The decrease in the gross margin rate is due to the $11.7 million acquisition accounting step-up of the acquired Actient inventory, a decline in XIAFLEX U.S. product sales margins due to lower production volumes and costs related to XIAFLEX manufacturing initiatives and write-downs of XIAPEX international inventories to estimated net realizable value, offset in part by the higher margin contribution of Actient products before the acquisition accounting step-up.

        Research and development expenses.    We currently have two projects in clinical development, specifically XIAFLEX for the treatment of Frozen Shoulder syndrome and cellulite. A significant portion of the research and development expenses are for the internal personnel and infrastructure costs common to the support of these development efforts. Since we do not allocate these common costs to individual projects for external reporting purposes, we do not report research and development cost by project.

        Research and development expenses were $50.2 million and $45.9 million for the years ended December 31, 2013 and 2012, respectively. This increase in expense results principally from spending on XIAFLEX multi-cord phase 3 clinical trial for Dupuytren's, partially offset by lower spending on the XIAFLEX clinical trials for the treatment of Peyronie's.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $250.2 million and $185.5 million for the years ended December 31, 2013 and 2012, respectively. This increase was primarily due to the added expenses of acquired Actient operations, transaction and integration costs of the Actient acquisition and merger related restructuring expenses and an increase in marketing and advertising spend related to the launch of XIAFLEX for the treatment of Peyronie's and STENDRA, partially offset by lower advertising spending for Dupuytren's and non-cash costs included in 2012 for the now mutually terminated Testim co-promotion agreement with GSK.

        Amortization of purchased intangibles.    Amortization of purchased intangibles relates to the amortization of the finite-lived intangible assets acquired in the 2013 acquisitions of Actient and STENDRA.

        Contingent consideration.    Contingent consideration was recorded on the balance sheet at the acquisition date fair value of the Actient and STENDRA acquisitions, based on the consideration expected to be transferred in the form of milestone and royalty obligations, discounted to present value of such payments. Contingent consideration in the Consolidated statement of operations represents the change in the fair value of this contingent consideration. The contingent consideration expensed in 2013 results from the interest accretion of the obligation and an increase in forecasted TESTOPEL royalty obligations, offset in part by a decrease in the time value of money due to a rise in the risk-free interest rate. This expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving forecasted product revenues on which royalties are payable, the periods in which we estimate sales levels and sales level milestones will be achieved and the discount rates used.

        Interest expense.    Interest expense in 2013 represents accrual of the cash interest and the amortization of the debt discount and issuance costs relating to the $350 million aggregate principal amount of the 2018 Convertible Notes we issued in January 2013 and the $275 million Term Loan facility.

        Other income, net.    Other income (expense) relates primarily to interest earned on cash, cash equivalents and short-term investments.

        Income tax benefit.    The tax benefit for 2013 represents the $77.9 million release of the valuation allowance for deferred tax assets related to the Actient acquisition and a net benefit of $0.4 million related to current and deferred state and foreign income taxes. As part of the required accounting for the Actient acquisition, we recorded deferred tax liabilities related to differences between the book basis and the tax basis of certain Actient amortizable assets. These deferred tax liabilities will serve as reversible temporary differences that give rise to future taxable income and, therefore, they serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company.

        At December 31, 2013, we had Federal tax return net operating loss carryforwards of approximately $135.9 million, which will expire in 2019 through 2031, if not utilized, and Federal Orphan Drug and research and development credits of approximately $58.0 million, which will expire in 2020 through 2033, if not utilized. In addition, we had overall state tax return net operating loss carryforwards of approximately $136.2 million, of which $86.6 million relate to Pennsylvania, which will expire 2013 through 2031 if not utilized. Future utilization of Pennsylvania net operating losses is limited to the greater of 25% of Pennsylvania taxable income or $4.0 million per year for tax years ending before January 1, 2015. Thereafter, future utilization of Pennsylvania net operating loss carryforwards is limited to the greatest of 30% of Pennsylvania taxable income or $5,000 per year. The Tax Reform Act of 1986 (the "Act") provides for a limitation on the annual use of net operating loss and credit carryforwards following certain ownership changes (as defined in the Act) that could limit our ability to utilize these carryforwards. We have conducted a study to determine whether we have experienced any such ownership changes. Based on this study, we have concluded that we have undergone multiple ownership changes in previous years. Accordingly, our ability to utilize the aforementioned net operating loss carryforwards will be limited on an annual basis. In addition, approximately $10.7 million and $9.4 million of Federal and state net operating loss carryforwards, respectively, may expire prior to utilization.

Years Ended December 31, 2012 and 2011

        Net revenues.    Net revenues for the two years ended December 31, 2012 comprise the following:

	Years ended December 31,
	2012	2011	Change	% Change
	(in millions)
Testim revenues-
Net U.S. product sales	$233.4	$205.1	$28.4	14%
International revenues	4.0	2.8	1.2	42%

	237.5	207.9	29.6	14%

XIAFLEX revenues-
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

        During the first quarter of 2012, the Company recorded a correction of an error in its financial statements for the year ended December 31, 2011 that resulted from an understatement of the accrual for government health plan charge-backs. This correction reduced Net revenues and Net income reported for the year ended December 31, 2012 in the amount of $0.8 million. Management believes this adjustment is not material to the Company's results of operations for 2012 and 2011.

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

        Research and development expenses.    In 2012, we had only two products in development, XIAFLEX and a high concentration testosterone gel product. A significant portion of the research and development expenses are for the internal personnel and infrastructure costs common to the support of these development efforts. Since we do not allocate these common costs to individual projects for external reporting purposes, we do not report research and development cost by project.

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

Sources and Uses of Cash

        Cash provided by (used in) operations was $(11.9) million, $(2.3) million, and $30.7 million for 2013, 2012 and 2011, respectively. Cash used in operations in 2013 resulted primarily from the net loss for the period, net of the non-cash income tax benefit and non-cash charges to income. Cash used in operations in 2012 resulted primarily from the build in inventories, offset in part by the $10.5 million of up-front and milestone payments received from Actelion. Cash provided by operations for 2011 resulted primarily from the $15.0 million up-front payment received from Asahi Kasei and the $41.1 million of net milestone payments received from Pfizer, offset by BioSpecifics's share of these up-front and milestone payments which totaled $4.6 million, and operating losses (net of stock compensation expenses and other non-cash charges).

        Cash used in investing activities was $531.2 million, $12.4 million, and $125.1 million for 2013, 2012 and 2011, respectively. Cash used in investing activities for 2013 principally represents $620.5 million of cash paid in the acquisitions of Actient and STENDRA, and investments in property and equipment, offset by redemptions (net of purchases) of short-term marketable debt securities. The cash impact of investing activities in both 2012 and 2011 relates primarily to net purchases of short-term investments in marketable debt securities, investments in property and equipment, and the investment of $1.9 million to secure a letter of credit relating to the Horsham manufacturing facility. Our investments in property and equipment relate primarily to improvements made to our Horsham biological manufacturing facility and our information technology infrastructure for the production of XIAFLEX.

        Cash provided by financing activities was $555.0 million, $13.0 million, and $3.8 million in 2013, 2012 and 2011, respectively. Cash provided by financing activities in 2013 principally represents the net proceeds of $338.9 million and $262.9 million from the issuance of the 2018 Senior Convertible Notes and the Term Loan, respectively, offset by net payments of $28.5 related to our hedge transactions for the convertible notes, $11.8 million payments of contingent consideration and $9.6 million of repayments on the Term Loan. Cash provided by financing activities for both 2011 and 2010 resulted primarily from cash receipts from stock option exercises, net of treasury shares acquired in satisfaction of tax withholding requirements on stock awards to certain officers, and from Employee Stock Purchase Plan purchases.

Liquidity and Capital Resources

        We had approximately $71.2 million and $157.4 million in cash, cash equivalents and short-term investments as of December 31, 2013 and December 31, 2012, respectively. We believe that our current financial resources, when combined with cash generated from operations, will be adequate for the Company to fund our anticipated operations for at least the next 12 months. We may, however, elect to raise additional funds to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products, product candidates or companies or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our financial resources will depend on many factors, including:

  •
  our ability to integrate the operations of Actient and its subsidiaries into our operations successfully and efficiently;

  •
  our ability to materialize the synergies and benefits, including revenue and profit growth, from the acquisition of Actient;

  •
  the risks or costs associated with the Actient acquisition being greater than we anticipate;

  •
  our ability to successfully market our products;

  •
  our ability to successfully launch new products, including STENDRA, and to successfully launch new indications, or obtain label expansions, for existing products, including XIAFLEX for the treatment of Peyronie's and XIAFLEX for the treatment of multiple cords in Dupuytren's and, if approved by the FDA;

  •
  the success of the efforts to seek a 15-minute onset of action label expansion for STENDRA,

  •
  entry into the marketplace of competitive products, including a generic or branded generic to Testim or a competing product;

  •
  third-party payor coverage and reimbursement for our products;

  •
  the cost of manufacturing, distributing, marketing and selling our products;

  •
  the scope, rate of progress and cost of our product development activities;

  •
  the costs of supplying and commercializing our products and product candidates;

  •
  the effect of competing technological and market developments;

  •
  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including costs associated with the matters described in Part I, Item 3 of this Annual Report under "Legal Proceedings", or the outcome of any such matters, or any other matter that may result from a challenge to our intellectual property rights; and

  •
  the extent to which we acquire or invest in businesses and technologies.

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

  Summary of Contractual Commitments

        The following summarizes our contractual commitments as of December 31, 2013 (in millions):

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	5+ years
Operating leases	$42.1	$7.7	$15.1	$6.4	$12.9
Term loan	265.4	13.6	27.2	224.6
2018 Convertible Notes	350.0			350.0
Interest(1)	77.1	21.5	40.5	15.1

	$734.6	$42.9	$82.8	$596.0	$12.9

(1)
Interest on term loan calculated based on interest rate at December 31, 2013.

        In April 2013, we entered into a Term Loan agreement with a syndicate of banks to borrow $225 million in principal value. In September 2013, we borrowed an additional $50 million under such agreement. The Term Loan principal must be repaid in equal quarterly installments of 1.25% per quarter commencing on June 30, 2013, with the remainder of the borrowings to be paid on the maturity date of April 26, 2017, unless otherwise prepaid prior to such date in accordance with the terms of the Term Loan. The Company can elect this loan to bear interest at a rate equal to either Base Rate (as defined in the agreement) or LIBOR, plus a margin. The Base Rate interest rate margin is 4.00% and the LIBOR interest rate margin is 5.00%. The Term Loan agreement also establishes a floor rate for both the Base Rate and LIBOR options. As of the date hereof, the Company has elected to base the interest rate of the borrowings on LIBOR. As of December 31, 2013, the total interest rate on the Term Loan principal was 6.25%.

        Under the BioSpecifics Agreement, we are obligated to make quarterly royalty payments to BioSpecifics based on a specified percentage within the range of 5-15% of net sales of XIAFLEX by us in the U.S., by Sobi (or any successor or subsequent licensee) in the EU and certain Eurasian countries, and by Asahi Kasei in Japan. The royalty percentage decreases if a generic to XIAFLEX is marketed in these territories. In the event that we sublicense the right to sell XIAFLEX in any country outside of the U.S., the EU and certain Eurasian countries or Japan—as we did in February 2012 to Actelion for Australia, Brazil, Canada and Mexico—we must pay BioSpecifics a specified fraction of the royalty we receive from such sublicense (which payment to BioSpecifics is capped at a specified percentage—within the range of 5-15%—of net sales of XIAFLEX within the applicable country), and a specified mark-up on our cost of goods related to supply of XIAFLEX (which mark-up is capped at a specified percentage—within the range of 5-15%—of our cost of goods of XIAFLEX for the applicable country). We may also be obligated to pay $3.0 million of contingent milestone payments in the future, representing our milestone commitments to BioSpecifics. These contingent milestones relate primarily to filing of regulatory applications and receipt of regulatory approval. Through December 31, 2014, we do not expect to pay any of these contingent milestone payments.

        In addition, we did not include in the above Summary of Contractual Commitments contingent payments related to business acquisitions completed in 2013. The present value of these future royalty and sales-based and regulatory milestone payments amounted to $218.6 million as of December 31, 2013. Such royalty and sales based milestone payments are dependent upon future sales of the products acquired in such acquisitions. During 2014, we expect to make a regulatory milestone payment of $15.0 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We are subject to uncertainties that may cause actual results to differ from these estimates, such as changes in the healthcare environment, competition, legislation and regulation. We believe the following accounting policies, which have been discussed with our audit committee, are the most critical because they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  revenue recognition;

  •
  valuation of goodwill and purchased intangibles;

  •
  valuation of contingent consideration; and

  •
  inventory valuation.

  Revenue Recognition.

        Revenue is recognized when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

  U.S. product sales—

        In the U.S., the Company's products are sold to wholesalers, which are provided fees for service based on shipment activity. The product return policies of the Company permit product returns during a specified period, dependent on the specific product, prior to the product's expiration date until a certain number of months subsequent to the expiration date. Future product returns are estimated based on historical experience of the Company. The Company accrues the contractual rebates per unit of product for each individual payor plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan's prescription growth or contraction. In addition, the Company provides coupons to physicians for certain of our products for use with prescriptions as promotional incentives and the Company established in September 2011 a co-pay assistance program for XIAFLEX prescriptions. A contract service provider is utilized to process and pay claims to patients for actual coupon usage. All revenue from product sales are recorded net of the applicable estimated provisions for wholesaler management fees, returns, rebates, and discounts in the same period the related sales are recorded. As products of the Company become more widely used and as the Company continues to add managed care and PBMs, actual results may differ from the Company's previous estimates. To date, differences between Company estimates and actual experience have not resulted in any material adjustments to its operating results.

        We began selling XIAFLEX through a network of wholesalers, specialty distributors and specialty pharmacies in March 2010. As discussed in Note 2(e) to the consolidated financial statements contained herein, in the first quarter of 2011 we began recognizing revenue for XIAFLEX sales at the time of shipment to these customers. In 2010, we deferred the recognition of revenues, and related product costs, on XIAFLEX product shipments until the time the product was shipped to physicians for administration to patients. As a result of this change in revenue recognition, net revenues for 2011 include a benefit of $1.8 million (representing revenue previously deferred, net of allowances of $0.1 million) and the net loss for 2011 includes a benefit of $1.7 million, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

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

        Where we have continuing performance obligations, revenue is recognized over the performance period. In the case of license, development and marketing deliverables, such deliverables are normally combined into a single unit of accounting. The related consideration is recognized as revenue over the estimated term of the arrangement. In addition, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected period of the arrangement during which we have continuing performance obligations. If the estimated term of the arrangement changes, a cumulative catch-up adjustment on the date of such change is recorded under the contingency-adjusted performance model of accounting in order to reflect the revised contract term.

        As part of the Pfizer Agreement, we have received up front and milestone cash payments from Pfizer. Our agreement with our licensor for XIAFLEX, BioSpecifics, required that we pay a portion of this amount to them. These amounts were recorded as deferred revenues and deferred costs, respectively, on our balance sheet at the time paid and we were required under GAAP to amortize the deferred revenues and deferred costs into our income statement over the course of the Pfizer collaboration agreement. We originally estimated that the life of the Pfizer Agreement would be 20 years. When the agreement to mutually terminate the collaboration was reached, with a termination date of April 24, 2013, the balance of the deferred revenues and costs that existed at that time on our balance sheet was required to be adjusted to record the cumulative impact of the revised, shorter life of the agreement.

        At September 30, 2012 the balance of deferred revenues related to the Pfizer Agreement was $103.4 million and the balance of the deferred costs was $9.3 million. In the fourth quarter of 2012, we recorded $93.6 million in revenue and $8.4 million in cost of goods sold as the amortization of these deferred revenues and costs, respectively. Had we not reached agreement with Pfizer to mutually terminate the Pfizer Agreement, we would have recognized $1.6 million and $0.1 million of revenue and costs, respectively. Therefore, the impact of this change in estimate of the life of the Pfizer Agreement was an increase in 2012 revenues of $92.0 million, cost of goods sold of $8.3 million and net income of $83.7 million, or $1.70 per share, fully diluted (representing the incremental $92.0 million in deferred revenues less the incremental $8.3 million in deferred costs). The remaining deferred revenue and deferred cost balances of $9.8 million and $0.9 million, respectively, was amortized into our income statement by April 24, 2013, the date that the Pfizer collaboration terminated.

        In addition, in the case of contingent consideration related to this single unit of accounting is earned during the performance period, we will record as revenue a cumulative catch-up adjustment on the date the contingent consideration is earned for the period of time since contract commencement through the date the milestone.

  Revenue allowances

        We record product sales net of the following allowances: (a) prompt payment discounts, (b) fees to wholesalers based on shipment activity under the terms of wholesaler service agreements, (c) product returns, (d) managed care contract rebates and government health plan charge backs, and (e) product coupons. The table below provides the balances of accruals relating to each of these allowances as of December 31, 2013 and 2012.

	December 31,
	2013	2012
	(in thousands)
Accounts receivable reserves:
Prompt pay discounts	$1,751	$1,375

Accrued liabilities:
Wholesaler service agreements	3,501	4,037
Product returns	7,607	2,000
Rebates and chargebacks	39,680	30,569
Product coupons and co-pay assistance	1,256	1,260

Subtotal	52,044	37,866

Total	$53,795	$39,241

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

  (c)
  Product returns—Our return policy permits product returns during a specified period, dependent on the specific product, prior to the product's expiration date until a certain number of months subsequent to the expiration date. However, once dispensed, the product may not be returned. In order to estimate product returns, we monitor the remaining shelf life of the product when shipped to customers, actual product returns by individual production batches, NPA data (representing retail prescription information) obtained from IMS, and estimated inventory levels in the distribution channel. By analyzing these factors, we estimate potential product returns and record a return reserve.

  (d)
  Rebates and charge-backs—Rebates and charge-backs are payments provided by us under managed care contracts, government health plans and volume pricing discounts provided to certain end-user customers. We accrue the contractual rebates per unit of product for each individual plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan's prescription growth or contraction and estimated inventory levels in our wholesale and retail channels. The accrual is continually validated through the payment process, typically within a three to six month cycle.

  (e)
  Product coupons and co-pay assistance—Product coupons are used for the promotion of certain of our products. These coupons offer patients the ability to receive free or discounted product through their prescribing physician, to whom we provide an inventory of coupons. In September 2011, we commenced a co-pay assistance program for XIAFLEX. We use a third party administrator who invoices us on a monthly basis for the cost of these programs in the period. Prior to the completion of the financial statements, we generally receive invoices for which the reserve was established. At the end of a reporting period, the accrual for these programs represents these unpaid invoice amounts, and estimates of usage for unexpired coupons (if any) outstanding and of co-pay assistance claims in process. We base our estimates on historical redemption rates and data from comparable plans provided by our service provider. We maintain the accrual for unexpired coupons and unprocessed XIAFLEX co-pay claims based on inventory in the distribution channel and the historical coupon usage, and adjust the accrual whenever changes in coupon usage rate occur.

        During 2012, we implemented a program to statistically measure inventory levels in our retail channel. As a result of the finding from this study, we recorded in 2012 revisions of the estimates of the reserves for product returns and rebates and charge-backs of approximately offsetting amounts.

        The following table provides a roll-forward of the revenue allowances discussed above, in the aggregate, for the years ended December 31, 2013, 2012 and 2011.

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$39,241	$32,879	$19,799
Acquisition of Actient	5,636	0	0
Current estimate related to sales
in current period	155,289	123,740	83,537
Current estimate related to sales
in prior periods	1,108	789	81
Actual returns / credits in current period
related to sales in current period	(107,954)	(85,544)	(53,949)
Actual returns / credits in current period
related to sales in prior period	(39,525)	(32,623)	(16,589)

Ending balance	$53,795	$39,241	$32,879

  Valuation of Goodwill and Purchased Intangibles

        We have recorded goodwill through the April 2013 acquisition of Actient and purchased intangible assets representing product rights through this acquisition and under our October 2013 license and commercialization agreement with VIVUS. When identifiable intangible assets are acquired, we determine the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations and the models require the use of significant estimates and assumptions including but not limited to:

  •
  projecting regulatory approvals,

  •
  estimating future cash flows from product sales resulting from completed products, and

  •
  developing appropriate discount rates and probability rates.

        Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We test our goodwill annually for impairment each November 30. We are organized as a single reporting unit and therefore the goodwill impairment test is done using our overall market value, as determined by our traded share price, as compared to our book value of net assets.

        Purchased intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. Impairment testing and assessments of remaining useful lives are also performed when a triggering event occurs that could indicate a potential impairment. Such test entails completing an updated discounted cash flow model to estimate the fair value of the asset.

  Valuation of Contingent Consideration

        We record contingent consideration resulting from a business combination at its fair value on the acquisition date. The discount rate is determined at the time of measurement in accordance with accepted valuation methods. For each subsequent reporting period, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings in the Consolidated statements of income. Changes to contingent consideration obligations can result from adjustments to discount rates and periods, updates in the assumed achievement or timing of any sales milestones and royalty obligations, or changes in the assumed probability associated with regulatory approval. Our contingent consideration liabilities as of December 31, 2013 were acquired in the acquisition of Actient and under a license and commercialization agreement with VIVUS. The fair value of our contingent consideration was based on the discount rate, probability and estimated timing of milestone and royalty payments to the former owners of Actient and to VIVUS. The assumptions related to determining the value of contingent consideration include a significant amount of judgment and any changes in the assumptions could have a material impact on the amount of contingent consideration expense recorded in any given period.

  Inventory Valuation

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

        Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash, cash equivalents and short-term investments at December 31, 2013, amounting to approximately $71.2 million, were maintained in bank demand accounts, money market accounts, U.S. government obligations, U.S. government-backed securities and corporate notes. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

        In order to reduce the potential equity dilution that would result upon conversion of the 2018 Convertible Notes we issued in January 2013, we entered into note hedge transactions with one or more of the underwriters of the 2018 Convertible Notes or their respective affiliates and other financial institutions. The note hedge transactions are expected generally to reduce the potential dilution to the Company's common stock and/or offset potential cash payments in excess of the principal amount upon any conversion of 2018 Convertible Notes in the event that the market value per share of the our common stock, as measured under the terms of the note hedge transactions, is greater than the strike price of the note hedge transactions (which corresponds to the initial conversion price of the 2018 Convertible Notes and is subject to certain adjustments substantially similar to those contained in the 2018 Convertible Notes). In addition, in order to partially offset the cost of the note hedge transactions, we issued warrants to purchase approximately 14.5 million shares of our common stock at a strike price of $27.36 to the hedge counterparties at a higher strike price. The warrants would separately have a dilutive effect to the extent that the market value per share of the Company's common stock exceeds the applicable strike price of the warrants. In addition, non-performance by the counterparties under the hedge transactions would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price.

ITEM 8.    Financial Statements and Supplementary Data

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Auxilium Pharmaceuticals, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Auxilium Pharmaceuticals, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in Item 9A Controls and Procedures, management has excluded Actient Holdings, LLC ("Actient") from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded Actient from our audit of internal control over financial reporting. Actient is a wholly-owned subsidiary of Auxilium Pharmaceuticals, Inc., whose total assets and total revenues represent approximately 66% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
February 28, 2014

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$47,749	$35,857
Short-term investments	23,437	121,573
Accounts receivable, trade, net	89,407	55,859
Accounts receivable, other	7,050	1,685
Inventories, current	42,498	22,134
Prepaid expenses and other current assets	13,714	3,762
Deferred tax asset	14,737	530

Total current assets	238,592	241,400
Inventories, non-current	54,561	49,697
Property and equipment, net	35,270	29,220
Intangible assets, net	749,452	0
Goodwill	104,146	0
Other assets	19,155	7,605

Total assets	$1,201,176	$327,922

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$940	$3,565
Accrued expenses	121,964	80,740
Deferred revenue, current portion	2,059	11,835
Deferred rent, current portion	1,185	936
Current portion of term loan	13,609	0
Contingent consideration, current	56,741	0

Total current liabilities	196,498	97,076
Term loan, long-term portion	241,536	0
Senior Convertible Notes	293,747	0
Deferred revenue, long-term portion	24,678	26,288
Deferred rent, long-term portion	7,528	4,140
Contingent consideration, long-term portion	161,903	0
Deferred tax liability	23,821	530

Total liabilities	949,711	128,034

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $0.01 par value per share; authorized 120,000,000 shares; issued 49,744,521 and 49,419,104 shares at December 31, 2013 and December 31, 2012, respectively	497	494
Additional paid-in capital	594,970	525,354
Accumulated deficit	(340,180)	(322,115)
Treasury stock at cost: 145,058 and 136,405 shares at December 31, 2013 and December 31, 2012, respectively	(3,490)	(3,337)
Accumulated other comprehensive loss	(332)	(508)

Total stockholders' equity	251,465	199,888

Total liabilities and stockholders' equity	$1,201,176	$327,922

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net revenues	$400,715	$395,281	$264,315

Operating expenses*:
Cost of goods sold	112,015	78,337	55,662
Research and development	50,211	45,932	61,948
Selling, general and administrative	250,190	185,535	179,887
Amortization of purchased intangibles	44,988	0	0
Contingent consideration	11,396	0	0

Total operating expenses	468,800	309,804	297,497

Income (loss) from operations	(68,085)	85,477	(33,182)
Interest expense	(28,655)	(39)	(236)
Other income, net	378	506	502

Income (loss) before income taxes	(96,362)	85,944	(32,916)
Income tax benefit	78,297	0	0

Net income (loss)	$(18,065)	$85,944	$(32,916)

Net income (loss) per common share:
Basic	$(0.37)	$1.76	$(0.69)

Diluted	$(0.37)	$1.74	$(0.69)

Shares used to compute net income (loss) per common share:
Basic	49,337,724	48,770,229	47,886,672

Diluted	49,337,724	49,277,570	47,886,672

*
includes the following amounts of stock-based compensation expense:

Cost of goods sold	$154	$84	$65
Research and development	2,757	2,919	3,184
Selling, general and administrative	12,611	12,004	14,029

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(18,065)	$85,944	$(32,916)

Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax	105	249	(237)
Foreign currency translation adjustment	71	(22)	(5)

Total	176	227	(242)

Comprehensive income (loss)	$(17,889)	$86,171	$(33,158)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

Year Ended December 31, 2013

(In thousands, except share amounts)

	Common stock				Treasury Stock		Accumulated other comprehensive loss
			Additional paid-in capital	Accumulated deficit
	Shares	Amount			Shares	Cost		Total
Balance, January 1, 2013	49,419,104	$494	$525,354	$(322,115)	136,405	$(3,337)	$(508)	$199,888
Equity component of Senior Convertible Notes	0	0	64,361	0	0	0	0	64,361
Deferred tax benefit related to issuance of Senior Convertible Notes	0	0	1,253	0	0	0	0	1,253
Convertible Note Hedge	0	0	(70,000)	0	0	0	0	(70,000)
Sale of warrants	0	0	41,475	0	0	0	0	41,475
Issuance of warrants in business acquisition	0	0	12,000	0	0	0	0	12,000
Exercise of common stock options	149,304	1	1,319	0	0	0	0	1,320
Employee Stock Plan Purchases	129,755	1	1,877	0	0	0	0	1,878
Issuance of restricted stock	10,000	0	0	0	0	0	0	—
Cancellation of restricted stock	(250)	0	0	0	0	0	0	—
Stock-based compensation	33,190	0	17,269	0	0	0	0	17,269
Proceeds from Board of Directors stock purchases	3,418	0	62	0	0	0	0	62
Treasury stock acquisition	0	0	0	0	8,653	(153)	0	(153)
Comprehensive income	0	0	0	0	0	0	176	176
Net loss	0	0	0	(18,065)	0	0	0	(18,065)

Balance, December 31, 2013	49,744,521	$497	$594,970	$(340,180)	145,058	$(3,490)	$(332)	$251,465

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flow

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(18,065)	$85,944	$(32,916)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,873	18,089	8,002
Stock-based compensation	15,522	15,007	17,278
Amoritization of purchased intangibles	44,988	0	0
Amoritization of debt discount and issuance costs	13,618	0	0
Contingent consideration	11,396	0	0
Release of valuation allowance for deferred tax assets	(77,919)	0	0
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,276)	(12,404)	(11,607)
Increase in inventories	(1,890)	(17,455)	(12,256)
Decrease (increase) in prepaid expenses, other current assets and other assets	2,340	(2,372)	(4,926)
Increase in accounts payable and accrued expenses	11,509	2,185	25,754
Increase (decrease) in deferred revenue	(11,385)	(89,814)	42,220
Increase (decrease) in deferred rent	433	(1,461)	(850)

Net cash provided by (used in) operating activities	(11,856)	(2,281)	30,699

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(620,493)	0	0
Purchases of property and equipment	(10,386)	(8,762)	(6,644)
Purchases of short-term investments	(76,995)	(191,496)	(156,370)
Redemptions of short-term investments	175,078	186,723	39,372
Sales and redemptions of long-term investments	1,600	1,100	400
Purchases of other assets	0	0	(1,900)

Net cash used in investing activities	(531,196)	(12,435)	(125,142)

Cash flows from financing activities:
Proceeds from issuance of term loan, net of issuance costs	262,852	0	0
Repayment of term loan	(9,617)	0	0
Proceeds from issuance of convertible debt, net of issuance costs	338,921	0	0
Payments of contingent consideration	(11,762)	0	0
Purchase of convertible note hedge	(70,000)	0	0
Proceeds from sale of warrants	41,475	0	0
Employee Stock Purchase Plan purchases	1,878	2,524	922
Proceeds from exercise of common stock options	1,320	10,507	2,910
Proceeds from Board of Directors stock purchases	62	106	134
Purchases of treasury stock	(153)	(98)	(174)

Net cash provided by financing activities	554,976	13,039	3,792

Effect of exchange rate changes on cash	(32)	(1)	(21)

Decrease in cash and cash equivalents	11,892	(1,678)	(90,672)
Cash and cash equivalents, beginning of period	35,857	37,535	128,207

Cash and cash equivalents, end of period	$47,749	$35,857	$37,535

Supplemental data:
Business acquisitions:
Fair value of assets acquired, net of cash acquired	$958,158	0	0
Purchase consideration representing compensation	8,309	0	0
Fair value of liabilities assumed and contingent consideration	(333,974)	0	0
Fair value of warrants isssued	(12,000)	0	0

Net cash paid for acquisitions	$620,493	0	0

Interest paid	$12,582	0	0

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

        The Company currently markets 12 products (including one product with two indications) in the urology, orthopedic, respiratory and other areas in the U.S. and, where indicated below, internationally through our respective collaborators:

  •
  Testim 1% (testosterone gel), a topical TRT for the treatment of hypogonadism

  •
  Ferring International Center S.A. ("Ferring") markets Testim in certain countries of the EU and Paladin Labs Inc. ("Paladin") (which is in the process of being acquired by Endo Health Solutions Inc. ("Endo") markets Testim in Canada

  •
  TESTOPEL, a long-acting implantable TRT product

  •
  STENDRA, a new first-line oral therapy for ED, for which the Company also has Canadian marketing rights, launched in the U.S. in January 2014,

  •
  Edex the leading branded non-oral drug for ED

  •
  Osbon ErecAid, the leading vacuum device for treating ED

  •
  Striant®, a buccal TRT

  •
  XIAFLEX for the treatment of adult DC patients with a palpable cord

  •
  Swedish Orphan Biovitrium AB ("Sobi") has marketing rights for XIAPEX® (the European Union "EU") tradename for collagenase clostridium histolyticum) in 71 Eurasian and African countries;

  •
  Asahi Kasei Pharma Corporation ("Asahi Kasei") has development and commercial rights for XIAFLEX in Japan; and

  •
  Actelion Pharmaceuticals Ltd ("Actelion") has development and commercial rights for XIAFLEX in Canada, Australia and Brazil

  •
  XIAFLEX for the treatment of PD in men with a palpable plaque and a curvature deformity of thirty degrees or greater at the start of therapy which was launched in the U.S. in January 2014 and is the first and only FDA-approved non-surgical treatment for PD

  •
  Five non-promoted products, including the following two respiratory products:

  •
  Theo-24® for the treatment of COPD and asthma; and

  •
  Semprex-D® for the treatment of seasonal allergic rhinitis.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Organization and Description of Business (Continued)

        For the period covered by this Report, our pipeline included:

  Regulatory Review:

  •
  The Company submitted in December 2013 a supplemental Biologics License Application ("sBLA") to the FDA approval of XIAFLEX for the treatment of multiple DC cords concurrently.

  •
  The Company's strategic partner, VIVUS, Inc. ("VIVUS") submitted in November 2013 a request for a label expansion for an approximately 15-minute onset of action efficacy claim for STENDRA.

  Phase 2:

  •
  XIAFLEX for the treatment of edematous fibrosclerotic panniculopathy ("EFP"), commonly known as cellulite, with a Phase 2a trial having commenced in October 2013.

  •
  XIAFLEX for the treatment of Adhesive Capsulitis, commonly known as Frozen Shoulder syndrome, with a Phase 2b trial having commenced in December 2013.

  Testosterone

  •
  In 2013, the Company conducted initial clinical studies for a potential high concentration testosterone gel product. However, the Company does not believe that the clinical results from such studies and current market conditions warrant further development for this product candidate at this time.

  (b) Liquidity

        The Company commenced operations in the fourth quarter of 1999. The Company has been dependent upon external financing, including primarily bank borrowings and private and public sales of securities, to fund operations. As of December 31, 2013, the Company had an accumulated deficit of approximately $340,180.

        While the Company believes that its current investment balances, the proceeds from the term loan borrowings and convertible notes offering discussed in Note 12 and 13, respectively, and expected future operating cash inflows are sufficient for the Company to fund operations for the next twelve months, the Company may require additional financing in the future to execute its intended business strategy. There can be no assurances that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, when and if needed. Failure to raise needed funds on satisfactory terms could have a material impact on the Company's business, operating results or financial condition.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (e) Revenue Recognition

        Net revenues for the three years ended December 31, 2013 comprise the following:

	Years ended December 31,
	2013	2012	2011
Testim revenues—
Net U.S. product sales	$206,240	$233,441	$205,061
International revenues	4,933	4,039	2,842

	211,173	237,480	207,903

XIAFLEX revenues—
Net U.S. product sales	62,535	55,174	44,009
International revenues	17,605	102,627	12,403

	80,140	157,801	56,412

Other net U.S. revenue
TESTOPEL	59,975	0	0
Edex	21,884	0	0
Other	27,543	0	0

	109,402	0	0

Total net revenues	$400,715	$395,281	$264,315

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

  U.S. product sales—

        In the U.S., the Company's products are sold to wholesalers, which are provided fees for service based on shipment activity. The product return policies of the Company permit product returns during a specified period, dependent on the specific product, prior to the product's expiration date until a certain number of months subsequent to the expiration date. Future product returns are estimated based on historical experience of the Company. The Company accrues the contractual rebates per unit of product for each individual payor plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan's prescription growth or contraction. In addition, the Company provides coupons to physicians for use with Testim prescriptions as promotional incentives and the Company established in September 2011 a co-pay assistance program for XIAFLEX prescriptions. A contract service provider is utilized to process and pay claims to patients for actual coupon usage. All revenue from product sales are recorded net of the applicable provisions for

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

wholesaler management fees, returns, rebates, and discounts in the same period the related sales are recorded. As products of the Company become more widely used and as the Company continues to add managed care and PBMs, actual results may differ from the Company's previous estimates. To date, differences between Company estimates and actual experience have not resulted in any material adjustments to its operating results.

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

        In the first quarter of 2011, the Company began recognizing revenue for XIAFLEX product shipments at the time of delivery of XIAFLEX to the Company's U.S. customers, which are primarily a limited number of wholesalers, specialty pharmacies and specialty distributors who ship the product on an as needed basis to individual healthcare providers. In contrast, prior to 2011 the recognition of revenue and related product costs for XIAFLEX product shipments was deferred until those wholesalers, specialty pharmacies and specialty distributors shipped product to physicians for administration to patients because the Company could not initially assess the flow of XIAFLEX through its distribution channel as it was new to the marketplace. As a result of this change in revenue recognition, net revenues for the year ended December 31, 2011 include a benefit of $1,804 (representing revenue previously deferred, net of allowances of $59) and the net loss for the year ended December 31, 2011 includes a benefit of $1,743, or $0.04 per share (representing the net revenue benefit partially offset by the related cost of goods sold).

  Collaboration and out-license agreements—

        International contract revenues shown in the above table represent the amortization of deferred up-front, milestone payments and royalty payments previously received under the collaboration and out-licensing agreements. These agreements contain multiple elements. The Company evaluates all deliverables within an arrangement to determine whether or not each deliverable has stand-alone value to its partners. Based on this evaluation, deliverables are separated into units of accounting. Several deliverables may be combined into a single unit of accounting in order to establish stand-alone value. Arrangement consideration is allocated to each unit of accounting based on estimated selling price. For units of accounting for which delivery has been made and there is no further performance obligations, revenue is recognized when the related consideration is fixed and determinable and collectability is reasonably assured. Where the Company has continuing performance obligations, revenue is recognized over the performance period. In the case of license, development and marketing deliverables, such deliverables are normally combined into a single unit of accounting. The related consideration is recognized as revenue over the term of the arrangement. In addition, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected period of the arrangement during which continuing performance obligations exist. If the estimated term of the arrangement changes, a cumulative catch-up adjustment on the date of such change is recorded under the contingency-adjusted performance model of accounting in order to reflect the revised contract term.

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

        At September 30, 2012 the balance of deferred revenues related to the Pfizer Agreement was $103,404 and the balance of the deferred costs was $9,311. In the fourth quarter of 2012 the Company recorded $93,601 in revenue and $8,429 in cost of goods sold as the amortization of these deferred revenues and costs, respectively. Had the Company not reached agreement with Pfizer to mutually terminate the Pfizer Agreement, it would have recognized $1,593 and $143 of revenue and costs, respectively. Therefore, the impact of this change in estimate of the life of the Pfizer Agreement was an increase in 2012 revenues of $92,008, cost of goods sold of $8,285 and net income of $83,723, or $1.70 per share, fully diluted (representing the incremental $92,008 in deferred revenues less the incremental $8,285 in deferred costs). The remaining deferred revenue and deferred cost balances of $9,803 and $883, respectively, were amortized into the Company's income statement in 2013.

        In addition, in the case of contingent consideration related to this single unit of accounting is earned during the performance period, the Company will record as revenue a cumulative catch-up adjustment on the date the contingent consideration is earned for the period of time since contract commencement through the date the milestone.

  Customer concentration—

        The following individual customers each accounted for at least 10% of total product shipments for any of the respective periods:

	Years Ended December 31,
	2013	2012	2011
AmerisourceBergen Corporation	29%	23%	23%
Cardinal Health, Inc.	25%	34%	35%
McKesson Corporaton	27%	34%	33%

	81%	91%	91%

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

  (g) Accounts Receivable

        Accounts receivable, trade consist of amounts due from wholesalers for the purchase of products. Ongoing credit evaluations of customers are performed and collateral is generally not required.

        Accounts receivable, trade are net of allowances for cash discounts, actual returns and bad debts of $2,985 and $1,384 at December 31, 2013 and 2012, respectively.

        The following individual customers each accounted for at least 10% of accounts receivable, trade on either of the respective dates:

	December 31,
	2013	2012
AmerisourceBergen Corporation	47%	35%
Cardinal Health, Inc.	15%	23%
McKesson Corporaton	24%	34%

	86%	92%

  (h) Inventories

        The Company operates production facilities for XIAFLEX and TESTOPEL. All other products are supplied to the Company under agreements with various contract manufacturers. Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs for the Company's internal manufacturing operations assume full absorption of direct and indirect manufacturing costs and normal capacity utilization. Excess or idle capacity costs, resulting from the plant utilization below normal capacity, if incurred, are recognized as Cost of goods sold in the period incurred. To date, there have been no excess or idle capacity charges.

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

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (i) Concentration of Supply

        The Company has limited sources of supply for raw materials for its products. The Company attempts to mitigate the risk of supply interruption by maintaining adequate safety stock of raw materials and by scheduling production runs to create safety stock of finished goods. The Company evaluates secondary sources of supply for all its raw materials and finished goods. The Company does not have any long-term minimum commitments for finished goods production or raw materials (see Note 14).

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

  (k) Valuation of Long-Lived Assets and Goodwill

        Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or its useful life has declined, the Company assesses the impairment of long-lived assets for potential impairment or it's remaining useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        Goodwill is tested annually or more frequently if changes in circumstance or the occurrence of events suggests impairment may exist. To determine if there is goodwill impairment, the fair value of the reporting unit is compared to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying amount of the goodwill. In the Company's specific circumstances, the balance of Goodwill has been assigned to the Company's single reporting unit, which is the single operating segment by which the chief decision maker manages the Company. For purposes of assessing the impairment of goodwill, the Company has selected the date of November 30 for its annual testing and uses its market capitalization as an input to its determination of fair value.

        Included in Other assets as of December 31, 2013 and 2012 is the unamortized balance of the license agreement payment to BioSpecifics, associated with the up-front and milestone payments received under the out-licensing agreements with Actelion, Asahi Kasei, and, for 2012, Pfizer (see Note 10). These payments are being amortized over the estimated life of the related agreement. In addition, as discussed Note 2(e) above and Note 10, the Company recorded in 2012 a change in estimate of the Pfizer Agreement deferred cost to reflect its revised term.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

  (l) Contingent Consideration

        Contingent consideration was recorded on the balance sheet at the acquisition date fair value based on the consideration expected to be transferred, discounted to present value of such payments. The discount rate is determined at the time of measurement in accordance with accepted valuation methods. Each period thereafter, the fair value of contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in operating income. Increases or decreases in fair value of contingent consideration can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues and related royalty payments or changes in discount rates. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on Company's results of operations in any given period. Actual results may differ from estimates.

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

  (o) Stock-Based Compensation

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

  (p) Comprehensive Income (Loss)

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

  (q) Net Income (Loss) Per Common Share

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

	Years Ended December 31,
Basic income (loss) per share:	2013	2012	2011
Numerator:
Net income (loss)	$(18,065)	$85,944	$(32,916)

Denominator:
Weighted-average common shares outstanding	49,369,405	48,802,870	47,913,012
Weighted-average unvested restricted common
shares subject to forfeitureshares	31,681	32,641	26,340

Shares used in calculating basic net income
(loss) per common share	49,337,724	48,770,229	47,886,672

Basic net income (loss) per common share	$(0.37)	$1.76	$(0.69)

	Years Ended December 31,
Diluted income (loss) per share:	2013	2012	2011
Numerator:
Net income (loss)	$(18,065)	$85,944	$(32,916)

Denominator:
Weighted-average common shares outstanding	49,369,405	48,802,870	47,913,012
Weighted-average unvested restricted common
shares subject to forfeitureshares	31,681	32,641	26,340
Incremental shares from assumed conversions
of stock compensations plans	0	507,341	0

Shares used in calculating diluted net income
(loss) per common share	49,337,724	49,277,570	47,886,672

Diluted net income (loss) per common share	$(0.37)	$1.74	$(0.69)

        Diluted net income per common share is computed giving effect to all potentially dilutive securities. The potentially dilutive shares include outstanding stock options and awards, outstanding warrants, and incremental shares issuable upon conversion of the 2018 Convertible Notes (See Note 13, Senior Convertible Notes). The following weighted-average number of stock options and awards were antidilutive and, therefore, excluded from the computation of diluted net income per common share for the year ended December 31, 2013, 2012 and 2011: 6,488,298; 5,983,597 and 5,180,266, respectively.

        The Company has 1,250,000 warrants outstanding issued in connection with the acquisition of Actient as discussed in Note (3) and 14,481,950 warrants sold in connection with the issuance of convertible debt as discussed in Note (13). The warrants are not considered in calculating the total dilutive weighted average shares outstanding until the price of the Company's common stock exceeds the strike price of the warrants. When the market price of the Company's common stock exceeds the strike price of the warrants, the effect of the additional shares that may be issued upon exercise of the

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

warrants will be included in total dilutive weighted average shares outstanding using the treasury stock method if the impact of their inclusion is dilutive.

        It is the current intent and policy of the Company to settle conversions of the 2018 Convertible Notes through combination settlement, which involves repayment of the principal amount in cash and any excess of the conversion value over the principle amount (the "conversion spread") in shares of common stock. Therefore, only the impact of the conversion spread will be included in total dilutive weighted average shares outstanding using the treasury stock method. As such, the 2018 Convertible Notes will have no impact on diluted per share results until the price of the Company's common stock exceeds the conversion price.

        The call options to purchase the Company's common stock, which were purchased to hedge against potential dilution upon conversion of the 2018 Convertible Notes, as discussed in Note (13), are not considered in calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive. Upon exercise, the call options will mitigate the dilutive effect of the 2018 Convertible Notes.

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

  (s) Advertising Costs

        Advertising costs, included in selling, general and administrative expenses, are charged to expense as incurred. Advertising expenses for the years ended December 31, 2013, 2012 and 2011 were $10,746, $16,877, and $17,669, respectively.

  (t) Reclassifications

        Certain reclassifications of prior years' data have been made to conform to the current year presentation.

  (u) New Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") on income taxes, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance is effective for the Company beginning January 1, 2014. The Company does not anticipate the adoption of this guidance will have a material effect on its consolidated financial statements.

        In February 2013, the FASB issued an ASU on reporting of amounts reclassified out of accumulated other comprehensive income. This guidance, which is effective for fiscal years beginning

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Summary of Significant Accounting Policies (Continued)

after December 15, 2012, requires companies to provide information about amounts reclassified out of accumulated other comprehensive income by component (the respective line items of the income statement). The Company adopted this guidance as of January 1, 2013 and its adoption did not have a material effect on the Company's consolidated financial statements.

        In December 2011, the FASB issued an amendment to the accounting guidance on disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose both gross and net information about financial instruments and derivative instruments that are eligible for offset in the consolidated balance sheet or subject to an enforceable master netting arrangement or similar agreement. In January 2013, the FASB clarified that this guidance applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the accounting guidance or subject to a master netting arrangement or similar agreement. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted this guidance as of January 1, 2013 and its adoption did not have a material effect on the Company's consolidated financial statements.

(3) Business Acquisitions

  (a) Actient

        The Company completed the acquisition of Actient on April 26, 2013 to expand its specialty therapeutic offerings and expects to benefit from greater leverage in its commercial infrastructure and significant cross-selling opportunities. The total consideration for Actient included base cash consideration of $585,000 plus adjustments for working capital and cash acquired, contingent consideration based on future sales of certain acquired products, and the issuance of 1,250,000 warrants to purchase the Company common stock. The Company funded the cash payments with cash on hand and a $225,000 senior secured term loan (the "Term Loan") (see Note 12).

        The following table summarizes the fair value of the total consideration at April 26, 2013:

Total Acquisition- Date Fair value
Base cash consideration	$585,000
Cash and working capital adjustment	14,863
Contingent consideration	40,969
Warrants	12,000

Total consideration	652,832
Consideration representing compensation	(8,309)

Consideration assigned to net assets acquired	$644,523

        The above consideration representing compensation is the amount payable to former management of Actient upon completion of their retention period with the Company. This amount was amortized to expense by the Company as compensation cost over such retention period which ended during 2013.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3) Business Acquisitions (Continued)

        The above contingent consideration represents a risk adjusted net present value relating to the following cash payments on achievement of the following sales milestones for Actient urology products as defined in the purchase agreement:

  •
  $15 million if cumulative net sales of Actient's urology products from and after the closing equal $150 million;

  •
  $10 million if cumulative net sales of Actient's urology products during the twelve-month period commencing May 1, 2013 exceed $150 million; and

  •
  $25 million if cumulative net sales of Actient's urology products during the twenty four month-period commencing May 1, 2013 exceed $300 million.

        The warrants issued in the acquisition have a strike price of $17.80 and a 10 year life. The fair value assigned to the warrants was determined using the Black-Scholes valuation model, applying an expected term of 10 years equal to the life of the warrants, the Company's historical volatility of 50% as the expected volatility, a 10 year risk-free interest of 1.70% and an expected zero percent dividend yield. In accordance with governing accounting guidance, the Company concluded that the warrants were indexed to our stock and therefore they have been classified as an equity instrument.

        The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

        As of December 31, 2013, except for certain tax matters, the Company has finalized the valuation of the acquired assets and liabilities of Actient. These fair values included in the balance sheet as of December 31, 2013 are based on the best estimates of management. The completion and filing of federal and state tax returns for the various purchased entities of Actient may result in adjustments to the carrying value of Actient's assets and liabilities. Any adjustments to the preliminary fair values will

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3) Business Acquisitions (Continued)

be made as soon as practicable but no later than one year from the April 26, 2013 acquisition date. The following table summarizes the estimated fair values of the net assets acquired.

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31,2013 (as adjusted)
Cash	$11,514	$—	$11,514
Accounts recievable, trade	25,631	(120)	25,511
Inventory	21,704	—	21,704
Prepaid expenses and other current assets	4,061	(488)	3,573
Property and equipment	3,028	(652)	2,376
Purchased intangibles	667,000	—	667,000
Goodwill	113,369	(9,223)	104,146
Other long-term assets	6,116	(768)	5,348

Total assets acquired	852,423	(11,251)	841,172
Contingent consideration assumed	(72,900)	(8,785)	(81,685)
Other liabilities assumed	(27,306)	1,305	(26,001)
Deferred tax liabilities	(104,537)	15,574	(88,963)

Total net assets acquired	$647,680	$(3,157)	$644,523

(a)
As previously reported in the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 2013.

(b)
The measurement period adjustments primarily reflect revisions of the fair value of the contingent consideration, the valuation of deferred tax liabilities and and the residual amount assignable to goodwill.

        As discussed in Note 11, the deferred tax liabilities as shown in the table above will serve as reversible temporary differences that give rise to future taxable income and, therefore, they serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company. As a result the valuation period adjustments of these amounts, the Company revised its original estimates of the associated tax benefit. The resulting revisions of tax benefits and the net income reported for the quarters ended June 30 and September 30, 2013 are presented in Note 18.

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

(3) Business Acquisitions (Continued)

not be recovered. The following is a summary of the fair value assigned to the product rights acquired and the amortization period assigned to these rights.

	Fair value	Estimated life in years
TESTOPEL	$491,000	12
Edex	70,000	11
Timm Medical	23,000	10
Striant	8,000	10
Theo-24	39,000	9
Semprex-D	32,000	10
Other products	4,000	2

Total	$667,000

        The contingent consideration assumed is earn-out consideration relating to acquisitions that were previously undertaken by Actient and principally represent royalties on future sales of certain Actient products. Of the amount shown in the above summary of net assets, $60,848 and $15,752 represent royalties payable on future sales of TESTOPEL and Edex, respectively. The TESTOPEL obligation is a 12% royalty payable on net sales of TESTOPEL through December 31, 2017, at which time such royalty obligation ceases. The Edex obligation is a 15% royalty payable on annual net sales in excess of $20,000. The Edex obligation will cease upon a generic market launch of a competitive product. The remaining amount of contingent consideration represent 6% to 15% royalty obligations on various Actient products, of which approximately $4,000 of such royalty obligation ceased in July 2013 and were paid, and certain milestone obligations associated with the Company launch of implantable TRT products defined in Actient's purchase agreements.

        The difference between the total consideration and the fair value of the net assets acquired was recorded to Goodwill in the Consolidated balance sheet. This goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, principally representing the tax attributes of the acquisition and certain operational synergies. Approximately $430,000 of the intangibles and Goodwill are expected to be deductible for tax purposes.

        In accordance with the relevant accounting guidance, goodwill is not amortized. However, it must be assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. The balance of Goodwill has been assigned to the Company's single reporting unit, which is the single operating segment by which the chief decision maker manages the Company. For purposes of assessing the impairment of goodwill, the Company uses its market capitalization as an input to its determination of fair value. If the carrying amount of the net assets of the Company exceeds the fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any.

        The operating results of Actient are reported in the Company's financial statements beginning on April 26, 2013. The following table provides pro forma results of operations for 2013 and 2012, as if Actient had been acquired as of January 1, 2012, and both the initial Term Loan borrowing of

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3) Business Acquisitions (Continued)

$225,000, and the 2018 Convertible Notes, used to fund the transaction had also occurred on January 1, 2012. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the integration of Actient. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or which may occur in the future.

	Unaudited pro forma consolidated results
	Year ended December 31,
	2013	2012
Net revenues	$449,854	$510,165
Net income (loss) attributable to the Company	$(71,544)	$41,948
Net income (loss) per common share-
Basic	$(1.45)	$0.86
Diluted	$(1.45)	$0.85

  (b) STENDRA

        On October 10, 2013, the Company and VIVUS entered into a license and commercialization agreement (the "STENDRA License Agreement") and commercial supply agreement (the "STENDRA Supply Agreement"). Under the STENDRA License Agreement, the Company was granted the exclusive right to commercialize VIVUS's pharmaceutical product STENDRA for the treatment of any urological disease or condition in humans, including male erectile dysfunction, in the US and Canada and their respective territories (the "STENDRA Territory"). The Company paid to VIVUS a one-time license fee of $30,000 and $2,144 reimbursement of certain expenditures previously incurred. As discussed below, the STENDRA License Agreement also provides for a regulatory milestone payment and sales-based royalty and milestones payments to be made by the Company. Subject to each party's termination rights, the STENDRA License Agreement will remain in effect until the later of, on a country by country basis, (i) 10 years from the date STENDRA launches in such country, and (ii) the expiration of the last to expire patent covering the Product in such country. Upon the expiration of the term of the STENDRA License Agreement, the license grant by VIVUS to the Company will become fully paid-up, royalty-free, perpetual and irrevocable.

        Under the STENDRA Supply Agreement, VIVUS will be the exclusive supplier to the Company for STENDRA under the terms of the STENDRA License Agreement. Under the STENDRA Supply Agreement, VIVUS transferred certain of its inventory of STENDRA to the Company at no charge to be used solely for sampling purposes. The Company will pay to VIVUS its manufacturing cost plus a certain percentage mark up for each unit of STENDRA. Subject to each party's termination rights, the term of the STENDRA Supply Agreement will remain until December 31, 2018. At a time selected by the Company, but no later than the third anniversary of the effective date of the STENDRA License Agreement, the Company may elect to transfer control of the supply chain for STENDRA to itself or its designee (the "Supply Chain Transfer"). The STENDRA Supply Agreement will automatically

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3) Business Acquisitions (Continued)

terminate upon the completion of the Supply Chain Transfer. A summary of certain terms of the STENDRA Supply Agreement is provided below.

        These agreements were accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired under the STENDRA License Agreement and the related STENDRA Supply Agreement were recorded at fair value. The valuation of consideration and the assets acquired was completed as of December 31, 2013. The following table summarizes the fair value of the total consideration and the estimated fair values of the net assets acquired at October 10, 2013.

Total Acquisition- Date Fair value
Consideration:
Base cash consideration	$32,144
Contingent consideration	96,356

Total consideration allocated to net assets acquired	$128,500

Assets acquired:
Sample inventory	$1,060
STENDRA product rights	127,440

Total assets acquired	$128,500

        STENDRA product rights are being amortized to income on a straight-line basis over a seven year estimated life. The unamortized cost of this asset is tested for impairment whenever events or circumstances indicate that the carrying amount may not be recovered. The STENDRA sample inventory is being expensed as used.

        The above contingent consideration represents a risk adjusted net present value relating to the following cash payments on achievement of the following milestones and royalty payments as defined in the STENDRA License Agreement:

  •
  $15,000 regulatory milestone payment to VIVUS if the FDA approves the STENDRA label expansion discussed below;

  •
  $255,000 in potential milestone payments to VIVUS based on the achievement of certain net sales targets by the Company; and

  •
  royalty payments to VIVUS based on tiered percentages of the aggregate annual net sales of the Product in the Territory on a quarterly basis.

        VIVUS will be responsible for conducting any post-regulatory approval studies that are required by the FDA. The costs of conducting such studies shall be shared equally, up to a maximum additional aggregate payment by the Company of $1,856, and once such maximum is reached, VIVUS will be solely responsible for such costs. Any additional post-regulatory approval studies that the Company determines to conduct with respect to the Product will be conducted by the Company at its sole expense. At VIVUS's sole cost and expense, VIVUS shall be responsible for preparing and filing with the FDA the appropriate documents to obtain a label expansion for the Product referencing a specific

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3) Business Acquisitions (Continued)

time of onset. VIVUS shall use its commercially reasonable efforts to obtain approval of such label expansion filing. The Company will be solely responsible for commercializing STENDRA in the STENDRA Territory during the term of the STENDRA License Agreement, subject to its annual marketing plans, and will be solely responsible for all costs and expenses associated with such commercialization activities.

        The Company will make royalty payments to VIVUS based on tiered percentages of the aggregate annual net sales of STENDRA in the STENDRA Territory on a quarterly basis. The percentage of the Company's aggregate annual net sales to be paid to VIVUS increases in accordance with the achievement of specified thresholds of aggregate annual net sales of the Product in the Territory. At the lowest tier, the royalty payable is in the range of 5% to 10% and, at the highest tier, the royalty payable is in the range of 15% to 20%. If the Company's net sales of STENDRA in a country are reduced by certain amounts following the entry of a generic product to the market, royalty payments will be reduced by an amount that will be a function of the degree to which the VIVUS and the Company agree the market for STENDRA has been reduced. The Company may also make royalty payments and, if a certain annual sales threshold is met, a milestone payment to VIVUS in satisfaction of VIVUS's payment obligations to Mitsubishi Tanabe Pharma Corporation ("MTPC") set forth in an agreement between MTPC and VIVUS, as amended, pursuant to which MTPC granted VIVUS certain intellectual property rights relating to the Product in exchange for certain royalty and milestone payments to MTPC. Should any royalties be payable to MTPC, they will be in a range of 4% to 7%. The maximum amount payable for the future milestone (assuming there are no sales anywhere outside of the United States) is $6,000 and is payable only if annual sales exceed a certain threshold.

  STENDRA Commercial Supply—

        Under the STENDRA Supply Agreement, VIVUS will manufacture STENDRA, directly or through one or more third party subcontractors. VIVUS currently obtains STENDRA solely from MTPC and will continue to obtain product supply solely from MTPC (who will have an obligation to supply VIVUS until June 30, 2015) unless and until VIVUS qualifies with the FDA a third party manufacturer who is able to manufacture STENDRA in accordance with required specifications and applicable laws. The Company will purchase all of its requirements for the Product from VIVUS, subject to the supply chain transfer described above. For 2015 and each subsequent year during the term, should the Company fail to purchase an agreed minimum amount of the Product from VIVUS, it will reimburse VIVUS for the shortfall as it relates to VIVUS's out-of-pocket costs to acquire certain raw materials needed to manufacture STENDRA.

        On a pro forma basis assuming the Company had acquired STENDRA as of the April 27, 2012 (the date of its FDA approval), the Company would have recorded additional expenses for the accretion of contingent consideration and amortization of STENDRA product rights amounting to $25,440 and $19,937 for the year ended December 31, 2013 and 2012, respectively.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(4) Merger, Transition and Restructuring Costs

        As discussed in Note (2), $8,309 of the Actient purchase consideration represents compensation payable to former Actient management upon completion of their retention period with the Company. This amount was recorded as a prepaid asset as of the date of the acquisition and was amortized to expense as compensation cost in selling, general and administrative expenses over such retention period which ended in 2013. As of December 31, 2013, all of this merger consideration has been expensed.

        In connection with the acquisition of Actient, the Company undertook actions to realign its sales, sales support, and management activities and staffing which included severance benefits to former Actient employees. For former Actient employees that have agreed to continue employment with the Company for a merger transition period, the severance payable upon completion of their retention period is being expensed in selling, general and administrative expenses over their respective retention period. All severance obligations are expected to amount to $6,060, of which $5,584 has been expensed and $2,267 had been paid during 2013. These actions are expected to be completed by March 31, 2014.

        The Company incurred a total of $15,714 in transaction and integration costs to complete its 2013 business acquisitions, of which $15,489 is included in selling, general and administrative expenses and $225 is included in cost of goods sold.

(5) Fair Value Measurement

        As of December 31, 2013, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company's fair value hierarchy for these financial assets as of December 31, 2013 and 2012:

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$47,749	$47,749	$0	$0
Short-term investments	23,437	8,430	15,007	0

Total financial assets	$71,186	$56,179	$15,007	—

Liabilities
Contingent consideration	$218,644	$0	$0	$218,644

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$35,857	$35,857	$0	$0
Short-term investments	121,573	31,459	90,114	0
Long-term investments:
Auction rate securities	1,442	0	0	1,442

Total financial assets	$158,872	$67,316	$90,114	$1,442

Liabilities
Contingent consideration	$0	$0	$0	$0

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(5) Fair Value Measurement (Continued)

  Financial assets

        The Company considers its short-term investments to be "available for sale" and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at September 30, 2013 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $250 as of December 31, 2013.

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

        The following table summarizes the changes in the financial assets measured at fair value using Level 3 inputs for the years ended December 31, 2013 and 2012 (in thousands):

	Years ended December 31,
Long -term investments	2013	2012
Beginning balance	$1,442	$2,371
Transfers into Level 3	0	0
Redemption of securities by issurer	(1,528)	(1,100)
Unrealized gain- included in other comprehensive income	86	171

Ending balance	$0	$1,442

Total realized loss on sale of securities included in Investment income (loss), net for the period	$(72)	$0

        Long-term investments at December 31, 2012 consisted of auction-rate securities ("ARS") with original maturities ranging up to 40 years. ARS have interest reset dates of 28 or 35 days. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be sold. Since February 2008, the auctions for these securities have failed. Since the Company is unable to predict when the market for these securities will recover, these investments are classified as long-term. These investments are carried at fair value which was below cost. The unrealized loss on these investments at December 31, 2012 was included in Accumulated other comprehensive loss since the Company had concluded that such losses are temporary in nature. In 2013, the Company sold these assets at a loss of $72.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(5) Fair Value Measurement (Continued)

        There were no transfers between Level 1 and 2 during the years ended December 31, 2013 and 2012.

  Contingent consideration

        The Level 3 liability is contingent consideration related to the acquisition of Actient and STENDRA described in Note 3. The range of the undiscounted amounts of contingent consideration ultimately payable is principally dependent on future sales of the products acquired. Fair value is determined based on assumptions and projections relevant to revenues and discounted cash flow model using a risk-adjusted discount rate of 14% and 18% for Actient and STENDRA, respectively. Assumptions include the expected value of royalties and milestone payments due on estimated settlement dates, volatility of product supply, demand and prices, and the Company's cost of money. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained. A 1% change in this discount rate would have a $4.5 million change in the contingent consideration liability. Changes in the fair value of contingent consideration related to the updated assumptions and estimates are recognized in the consolidated statements of operations.

        The table below provides a roll forward of the fair value of contingent consideration since the Actient and STENDRA acquisition dates.

Contingent consideration	Actient	STENDRA	Total
Fair value at date of Actient acquisition, April 26, 2013	$122,654		$122,654
Fair value at date of STENDRA acquisition, October 10, 2013		$96,356	96,356
Change in contingent consideration charged to operations	9,552	1,844	11,396
Payments of contingent consideration	(11,762)	0	(11,762)

Ending balance, December 31, 2013	$120,444	$98,200	$218,644

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(6) Cash, Cash Equivalents and Short-term Investments

        Cash and cash equivalents include only securities having a maturity of three months or less at the time of purchase. At December 31, 2013 and 2012, the composition and duration of cash, cash equivalents and short-term investments was as follows:

	December 31, 2013
	Fair value	Duration of one year or less	Duration of one year to two years
Cash and cash equilvalents:
Demand deposits	$29,822	$29,822	$0
Money market accounts	17,927	17,927	0

	$47,749	$47,749	$0

Short-term investments:
U.S. Treasury securities	$8,430	$6,928	$1,502
Commercial paper	3,200	3,200	0
Corporate notes	8,738	7,891	847
U.S. government agency obligations	3,069	2,287	782

	$23,437	$20,306	$3,131

	December 31, 2012
	Fair value	Duration of one year or less	Duration of one year to two years
Cash and cash equilvalents:
Demand deposits	$980	$980	$0
Money market accounts	34,877	34,877	0

	$35,857	$35,857	$0

Short-term investments:
U.S. Treasury securities	$31,459	$23,360	$8,099
Commercial paper	39,185	39,185	0
Corporate notes	23,040	22,558	482
U.S. government agency obligations	26,489	24,214	2,275
Certificate of deposit	1,400	1,400	0

	$121,573	$110,717	$10,856

        The Company considers its short-term investments to be "available for sale" and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at December 31, 2013 and 2012 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of Accumulated other comprehensive income loss in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $250 and $197 as of December 31, 2013 and 2012.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(7) Inventories

        Inventories consist of the following:

	December 31,
	2013	2012
Raw materials	$6,680	$8,183
Work-in-process	71,890	53,037
Finished goods	18,489	10,611

	97,059	71,831
Inventories, current	42,498	22,134

Inventories, non-current	$54,561	$49,697

(8) Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Estimated useful life
		2013	2012
Office furniture, computer equipment and software	3 to 5 years	$22,017	$20,565
Manufacturing equipment	3 to 10 years	7,270	5,996
Laboratory equipment	7 years	8,556	8,062
Leasehold improvements	lease term	22,895	17,824

		60,738	52,447
Less accumulated depreciation and amortization		(30,510)	(30,833)

		30,228	21,614
Construction-in-progress		5,042	7,606

		$35,270	$29,220

        Depreciation expense was $9,180, $9,165, and $6,957 for the years ended December 31, 2013, 2012 and 2011, respectively.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Intangible assets

        Intangible assets as of December 31, 2013 represent the product rights received in the Actient and STENDRA acquisitions described in Note (3). The accumulated amortization as of December 31, 2013 and the amortization expense for the year ended December 31, 2013 of these assets amounted to $44,988. Future estimated amortization expense related to these purchased intangibles for the next five years is expected to be as follows.

Years ending December 31,	Amortization expense
2014	$78,547
2015	77,186
2016	76,547
2017	76,547
2018	76,547

(10) Collaboration and License Agreements

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

        The Company must pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage within a range of 5% to 15% of net sales for products covered by the BioSpecifics Agreement. This royalty applies to net sales of the Company or its sublicensees, including Actelion, Asahi Kasei, Pfizer and Sobi. Under the December 2008 amendment to the license with BioSpecifics, which became effective upon execution of the Pfizer Agreement, the Company has paid BioSpecifics 8.5% of the up-front and regulatory milestone payments received from Pfizer. The Company will also owe BioSpecifics 8.5% of any future regulatory or commercial milestone payments received from Sobi (or any successor or subsequent licensee). In addition, the Company has paid BioSpecifics 5.0% of the payments received from Actelion and Asahi Kasei during 2012 and 2011 and will owe BioSpecifics a specified percentage within a range of 5% to 15%, dependent on the licensed indication, of any future

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Collaboration and License Agreements (Continued)

regulatory or commercial milestone payments received from Actelion and Asahi Kasei. In addition, the Company must pay BioSpecifics an amount equal to a specified mark-up on the cost of goods related to supply of XIAFLEX (which mark-up is capped at a specified percentage within the range of 5% to 15% of the cost of goods of XIAFLEX for the applicable country) for products sold by the Company or its sublicensees, including Actelion, Asahi Kasei, Pfizer and Sobi.

        Royalties paid to BioSpecifics on the up-front and milestones payments received under the Actelion Agreement, the Asahi Agreement, the Pfizer Agreement and the Sobi Agreement (all described below) are being amortized on a straight-line basis to Cost of goods sold over the estimated life of each respective contract. When contingent milestones are earned, the Company records as Cost of goods sold a cumulative catch-up adjustment for the amount payable to BioSpecifics on the date each milestone is earned for the period of time since contract commencement through the date the milestone. In addition, as discussed in Notes 2(e) and 10(d), the Company and Pfizer mutually terminated the Pfizer Agreement, effective April 24, 2013. As a result, the Company recorded in the fourth quarter of 2012 a change in estimate of the unamortized payments related to the Pfizer Agreement in order to reflect its revised term as described in Note 2(e). At December 31, 2013 and 2012, the unamortized balance of $1,210 and $2,138, respectively, is included in Other assets.

        Finally, the Company is obligated to make contingent milestone payments upon the filing of regulatory applications and receipt of regulatory approval. As a result of the U.S. approval of XIAFLEX for Dupuytren's on February 2, 2010, the Company paid BioSpecifics $1,000. In January 2013, the Company exercised its option to include cellulite as an additional indication by making a license fee payment to BioSpecifics of $500. Also in January 2013, the Company paid BioSpecifics $1,000 upon the acceptance by the FDA of our sBLA for XIAFLEX for the treatment of PD. As a result of the U.S. approval of XIAFLEX for Peyronie's on December 6, 2013, the Company paid BioSpecifics $2,000. Each of these payments was recorded as research and development expense. Additional contingent milestones payments that the Company may be obligated to pay BioSpecifics for product currently in development amount to $3,000. The option exercise fee for each additional medical indication is $500.

  (b) Actelion

        On February 22, 2012, the Company entered into a collaboration agreement (the "Actelion Agreement") with Actelion. Under the Actelion Agreement, the Company granted Actelion exclusive rights to develop and commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico (the "Actelion Territory") upon receipt of the applicable regulatory approvals. Actelion was also granted the right of first negotiation to obtain exclusive rights to commercialize any new XIAFLEX indications in the Actelion Territory during the term of the Actelion Agreement. Actelion is primarily responsible for the applicable regulatory and commercialization activities for XIAFLEX in these countries. The Company will be responsible for all clinical and commercial drug manufacturing and supply. Actelion is responsible for clinical development activities and associated costs corresponding to any additional trials required for the Actelion Territory. In 2013, Actelion notified the Company that it intended to no longer pursue commercialization of XIAFLEX in Mexico. The Company has agreed to waive any further milestone payments in connection with Mexico as the Company and Actelion formulate a transition arrangement with respect to Mexico.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Collaboration and License Agreements (Continued)

        The Company received an up-front payment of $10,000 from Actelion upon contract signing. The Company has been granted approval of XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada and Australia in July 2012 and 2013, respectively. As a result of these approval milestones, Actelion paid the Company $500 for each approval milestone. In addition to these payments, Actelion may also make up to $53,500 in potential payments, with $11,000 tied to regulatory, pricing, and reimbursement milestone payments and $42,500 tied to achievement of aggregate annual sales thresholds. Actelion will obtain the product exclusively from the Company at a supply price equal to the Company's prevailing manufacturing cost at the time of the applicable order, plus a specified, tiered mark-up, provided that Actelion's cost is subject to a specified cap. In addition, the Actelion Agreement provides for quarterly royalty payments based on tiered, double-digit percentages of the aggregate annual net sales of XIAFLEX in these countries. The royalty percentage tiers feature royalty percentages within the ranges of 15-25%, 20-30%, and 25-35%. The applicable royalty percentage increases upon the achievement of a specified threshold of aggregate annual net sales of XIAFLEX and decreases if a generic to XIAFLEX is marketed in these countries.

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

        For accounting purposes, the Company has determined that the Actelion Agreement requires several deliverables, including development and commercialization rights, and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Actelion Agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Actelion, together with associated royalties on net sales of the product, will be recognized as revenue for the supply element when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements does not have stand-alone value to Actelion. The up-front payment and milestone payments received from Actelion and all potential future milestone payments are considered to relate to this one combined unit of accounting and will be amortized to revenue on a straight-line basis over the life of the Actelion Agreement, which is estimated to be 18 years. When milestones are earned, the Company will record as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date of the milestone. The resulting amortization of the payments received from Actelion included in Net revenues for the years ended December 31, 2013 and 2012 were $634 and $486, respectively.

        The Company paid BioSpecifics $599 for its share of the up-front and milestone payments received from Actelion.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Collaboration and License Agreements (Continued)

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

        Under the Asahi Agreement, Asahi Kasei is responsible for the all clinical development, regulatory and commercialization activities for the Japanese market and the Company will be reimbursed for all costs it may incur in connection with these activities. The Company is responsible for all clinical and commercial manufacturing and supply of XIAFLEX for the Japanese market. Subject to each party's termination rights, the term of the Asahi Agreement extends on a product-by-product basis from the date of the agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent, (ii) the 15th anniversary of the first commercial sale of the product, or (iii) the entry of a generic to XIAFLEX in the Japanese market.

        For accounting purposes, the Company has determined that the Asahi Agreement includes multiple deliverables, including development and commercialization rights and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Asahi Agreement meets the criteria for separation. Therefore, it is being treated as a single unit of accounting and, accordingly, the associated royalties on net sales of the product will be recognized as revenue when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements does not have stand-alone value to Asahi Kasei. The up-front payment received from Asahi Kasei and all potential future milestone payments are considered to relate to this one combined unit of accounting and will be amortized to revenue on a straight-line basis over the life of the Asahi Agreement, which is estimated to be 20 years. When future milestones are earned, the Company will record as revenue a cumulative catch-up adjustment on the date each milestone is earned for the period of time since contract commencement through the date the milestone. The resulting amortization of the up-front payment received from Asahi Kasei included in Net revenues for the year ended December 31, 2013, 2012 and 2011 was $750, $750 and $563, respectively.

        The Company paid BioSpecifics $750 for its share of the up-front payment received from Asahi Kasei.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Collaboration and License Agreements (Continued)

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

        On November 6, 2012, the Company and Pfizer (together with the Company, the "Parties") entered into an amendment (the "Pfizer Amendment") to the Pfizer Agreement in which the Parties agreed to mutually terminate the Pfizer Agreement, effective April 23, 2013 (the Termination Date"). On March 28, 2013, the Company and Pfizer entered into a transition services agreement (the "Transition Services Agreement") relating to the transition from Pfizer to the Company of the development and commercialization activities related to XIAPEX for the treatment of Dupuytren's and, if approved, for the treatment of Peyronie's. Notwithstanding the Pfizer Amendment, the Transition Services Agreement provided, and set out schedules, for, among other matters, an orderly transition of regulatory approvals and licenses, packaging and labeling responsibilities, distribution activities, pharmacovigilance obligations, recall obligations, product testing activities, ongoing clinical trial activities and redesign of packaging.

        A summary of certain terms of the Transition Services Agreement is set forth below:

  •
  Pfizer assigned to the Company the ongoing management and continued performance of certain clinical trials for XIAPEX, including the transfer of data, effective May 31, 2013.

  •
  Until July 31, 2013, Pfizer continued to sell in the Territory any of its XIAPEX inventories that remained on hand and paid to the Company any commercialization payments due under the original Pfizer Agreement.

  •
  Pfizer and the Company cooperated in working toward the transfer of the EU and the Swiss marketing authorizations to the Company. The EU marketing authorization has now been transferred to the Company and the Swiss marketing authorization has now been transferred to Medius AG on our behalf. In addition to Pfizer's selling of its own inventory, Pfizer distributed XIAPEX on behalf of the Company until July 31, 2013.

  •
  Pfizer agreed to package and label XIAPEX bulk product, manufactured by the Company, for the Company's distribution in the Territory to the extent ordered by the Company by April 5, 2013. (Such order was placed with Pfizer.) The Company has packaging and labeling responsibility for all subsequent production of XIAPEX.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Collaboration and License Agreements (Continued)

  •
  After February 28, 2014, Pfizer will not provide any further support to the Company with respect to the supply of XIAPEX.

  •
  The term of the Transition Services Agreement commenced on March 28, 2013 and ends on April 24, 2014; provided that the rights and obligations of Pfizer and the Company that expressly terminate on a date prior to April 24, 2014, will terminate on such date.

        For accounting purposes, the Company determined that the Pfizer Agreement includes multiple deliverables, including development and commercialization rights and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the Pfizer Agreement meets the criteria for separation. Therefore, it was treated as a single unit of accounting and, accordingly, the associated royalties on net sales of the product were recognized as revenue when earned. All other deliverables under the contract are being accounted for as one unit of accounting since each of these elements does not have stand-alone value to Pfizer. The up-front payment of $75,000 under the Pfizer Agreement and milestones earned which amounted to $60,000 were considered to relate to this one combined unit of accounting and were being amortized to revenue on a straight-line basis over the life of the Pfizer agreement, which was estimated to be 20 years prior to the Pfizer Amendment. When milestones were earned, the Company recorded as revenue a cumulative catch-up adjustment on the date each milestone was earned for the period of time since contract commencement through the date the milestone.

        For purposes of recording deferred revenue, the up-front payment from Pfizer received in December 2008 was reduced by initial transaction costs of $3,656 and the milestone earned in April 2011 was reduced by certain development and regulatory costs of $3,909 that Pfizer was contractually allowed to recoup upon achievement of the milestone. The resulting amortization of the up-front and milestone payments received from Pfizer Agreement for the years ended December 31, 2013, 2012 and 2011 were as follows $9,803, $98,380 (including the cumulative catch-up adjustment resulting from the Pfizer Amendment), and $11,191 (including $4,810 of cumulative catch-up adjustments on milestone earned), respectively.

  (e) Sobi

        On July 15, 2013, the Company and Sobi announced that they had entered into a collaboration agreement (the "Sobi Agreement"). Under the Sobi Agreement, Sobi was granted the right to develop and commercialize XIAPEX (the European Union tradename for XIAFLEX) for the treatment in humans of Peyronie's disease, if approved, and Dupuytren's contracture in 28 European Union member countries, Switzerland, Norway, Iceland, 18 Central Eastern Europe/Commonwealth of Independent countries, including Russia and Turkey, and 22 Middle Eastern & North African countries (the "Sobi Territory"). Under the Sobi Agreement, Sobi is responsible for the all development costs specific to the Sobi Territory and the Company will be responsible for development costs not specific to the Sobi Territory. In addition, Sobi is solely responsible for costs associated with obtaining and maintaining regulatory approval for XIAPEX in the Sobi Territory as well as post-regulatory approval filing date development activities. The Company is responsible for all clinical and commercial manufacturing and supply of XIAPEX for the Sobi Territory.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Collaboration and License Agreements (Continued)

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

        Subject to each party's termination rights, the term of the Sobi Agreement extends on a product-by-product basis from the date of the Sobi Agreement until the 10th anniversary of the date of the Sobi Agreement. The term of the Sobi Agreement will be automatically extended for sequential two year periods unless a notice of non-renewal is provided in writing to the other party at least six months prior to expiration of the then current term.

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

  (f) FCB

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

(10) Collaboration and License Agreements (Continued)

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

  (g) Ferring

        In November 2008, the Company entered into a distribution and license agreement with Ferring. Pursuant to the agreement, the Company appointed Ferring as its exclusive distributor of Testim in certain European countries. The Company also granted Ferring an exclusive, royalty-bearing license to import, market, sell and distribute Testim in these countries. The exclusive appointment and license commenced on a country-by-country basis upon the transfer of the relevant marketing authorizations from Ipsen. Ferring is required to purchase all Testim supply from us and to make certain sales milestone and quarterly royalty payments. Such royalty payments are based on a single digit percentage of net sales of Testim on a country-by-country basis. The precise applicable royalty percentage is greater for net sales in countries where Testim is covered by an applicable valid patent. In addition, Ferring made to the Company up-front and milestone payments upon the transfer to it of the marketing authorizations in each European country within the territory which totaled $6,200, and may make up to an aggregate of $30,000 in additional milestone payments based on the initial achievement of specified increasing annual net sales milestones. The payments received from Ferring were deferred and are being recognized as revenue on a straight-line basis over the contract term which is estimated to be 120 months. When earned by the Company in future periods, additional milestone payments achieved will be amortized over the estimated life of the contract. The resulting amortization included in Net revenues for years ended December 31, 2013, 2012 and 2011 were $636, $636, and $636, respectively.

  (h) Paladin

        The Company entered into a license and distribution agreement with Paladin in December 2006. Under this agreement, Paladin was granted an exclusive license to use and sell Testim in Canada. The terms of this agreement require Paladin to purchase all Testim supply from the Company. Paladin has made payments amounting to $1,000 and may pay the Company up to an aggregate of $5,000 in additional milestone payments based on the initial achievement of specified increasing annual net sales milestones. In addition, under the Paladin Agreement, Paladin is obligated to make quarterly royalty payments to the Company on net sales in Canada in an amount equal to the royalty payments the Company is obligated to make to FCB under the terms of the May 2000 License. The payments received from Paladin are being recognized as revenue on a straight-line basis over the contract term

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Collaboration and License Agreements (Continued)

which is estimated to be 192 months. When earned by the Company in future periods, additional milestone payments achieved will be amortized over the life of the contract. The resulting amortization included in Net revenues for years ended December 31, 2013, 2012 and 2011 amounted to $62, $62, and $177, respectively.

  (i) Co-promotion Agreement with GlaxoSmithKline LLC

        On May 18, 2012, the Company and GlaxoSmithKline LLC ("GSK") entered into a co-promotion agreement (the "GSK Agreement"). Under the GSK Agreement, the Company granted to GSK the exclusive right to co-promote the sale of Testim in the U.S. and its territories and possessions (the "GSK Territory"). Subject to certain rights of early termination, the GSK Agreement would terminate on September 30, 2015. GSK began promoting Testim using a sizeable established field sales force in the U.S. in mid-July 2012.

        On a quarterly basis, the Company agreed to pay GSK a promotional payment equal to 65% of incremental net sales above a baseline established under the GSK Agreement. If the GSK Agreement is not terminated prior to September 30, 2015, then, in addition to the promotional payments, the Company was, under certain circumstances, make post-expiration payments to GSK for up to the following two years. The Company believed that the GSK Agreement would extend to its full term through September 30, 2015 and, in such case, it would be obligated to make post-expiration payments to GSK. Such post-expiration payments were estimated and accrued in Selling, general and administrative expenses on a straight-line basis over the term of the GSK Agreement. The amount of this expense recorded during the year ended December 31, 2012 was $815. On July 31, 2013, the Company and GSK agreed to mutually terminate their co-promotion agreement for the sale of Testim. As a result, the Company reversed to income in 2013 the accrual recorded in 2012 for post-expiration obligations to GSK.

  (g) STENDRA

        On October 10, 2013, the Company and VIVUS entered into STENDRA License Agreement. This license and commercialization agreement for STENDRA is described in Note (3)(b).

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2013	2012
Payroll and related expenses	$20,435	$15,048
Royalty expenses	11,638	10,949
Research and development expenses	6,206	2,972
Sales and marketing expenses	15,283	8,017
Rebates, discounts and returns accrual	52,044	38,066
Interest	2,406	0
Other	13,952	5,688

	$121,964	$80,740

(12) Term Loan

        In order to partially fund a portion of the costs and related expenses of the acquisition of Actient described in Note (3), the Company entered into a Term Loan agreement with a syndicate of banks to borrow $225,000 in principal value. In September 2013, the Company borrowed an additional $50,000 under the Term Loan agreement. The original issue discount together with issuance costs of the Term Loan, amounting to $12,148, is being accreted to Interest expense over the stated term of the Term Loan agreement and the unamortized balance has been deducted from the Term Loan balance shown in the Balance Sheet.

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

        The Term Loan principal must be repaid in equal quarterly installments of 1.25% per quarter commencing on June 30, 2013, with the remainder of the borrowings to be paid on the maturity date of April 26, 2017, unless otherwise prepaid prior to such date in accordance with the terms of the Term Loan. The principal amount outstanding is subject to mandatory prepayment from excess positive cash flow and upon the happening of certain events including: (i) receipt of net cash proceeds from dispositions; (ii) receipt of net cash proceeds from the sale or issuance of debt or equity; and (iii) receipt of proceeds from casualty and condemnation events, in each case subject to certain limitations and conditions set forth in the Term Loan. The Company can elect loans to bear interest at a rate equal to either Base Rate (as defined in the agreement) or LIBOR, plus a margin. The Base Rate interest rate margin is 4.00% and the LIBOR interest rate margin is 5.00%. The Term Loan agreement also establishes a floor rate for both the Base Rate and LIBOR options. As of the date hereof, the Company has elected to base the interest rate of the borrowings on LIBOR. As of December 31, 2013, the total interest rate on the Term Loan principal was 6.25%.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(12) Term Loan (Continued)

        The Term Loan contains no financial covenants but contains usual and customary operating and restrictive covenants for a facility of this type. Events of default under the Term Loan are also usual and customary for transactions of this type. As of December 31, 2013, the Company was in compliance with Term Loan covenants.

        Aggregate maturities of the Term Loan as of December 31, 2013 are as follows:

2014	$13,609
2015	13,609
2016	13,609
2017	224,555
2018	—
Thereafter	—
$265,383

(13) Senior Convertible Notes

        In January 2013, the Company issued $350 million aggregate principal amount of the 2018 Convertible Notes, in a registered public offering. Interest is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2013.

        The 2018 Convertible Notes are senior unsecured obligations that will rank senior in right of payment to any future indebtedness of the Company that is expressly subordinated in right of payment, will rank equal in right of payment to any unsecured indebtedness that is not so subordinated, will rank effectively junior in right of payment to any future secured indebtedness to the extent of the value of the assets securing such indebtedness, and will rank structurally junior to any indebtedness and other liabilities (including trade payables) of the Company's subsidiaries. Prior to July 15, 2018, the 2018 Convertible Notes are convertible only upon certain specified events. The initial conversion rate for the 2018 Convertible Notes is 41.3770 shares of common stock per $1,000 principal amount of the 2018 Convertible Notes, representing an initial effective conversion price of approximately $24.17 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2018 Convertible Notes, but will not be adjusted for accrued and unpaid interest.

        The Company received net proceeds of $310,396 from issuance of the 2018 Convertible Notes, net of $11,079 debt issuance costs and net payments of $28,525 related to its hedge transactions. The debt issuance costs have been allocated on a pro-rata basis to the debt ($8,975) and equity ($2,104) components of the transaction. The debt component of the issuance costs is included in Other assets and is being accreted to interest expense over the stated term of the 2018 Convertible Notes. The equity component was netted against the proceeds and included in additional paid-in capital.

        The Company may not redeem the 2018 Convertible Notes prior to maturity. However, in the event of a fundamental change, as defined in the indenture, the holders of the 2018 Convertible Notes may require us to purchase all or a portion of their 2018 Convertible Notes at a purchase price equal to 100% of the principal amount of the 2018 Convertible Notes, plus accrued and unpaid interest, if any, to the repurchase date. Holders who convert their 2018 Convertible Notes in connection with a

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(13) Senior Convertible Notes (Continued)

make-whole fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate.

        Prior to July 15, 2018, the 2018 Convertible Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2013 (and only during such fiscal quarter), if the last reported sale price of the Company common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "2018 Convertible Notes Measurement Period") in which, for each trading day of such 2018 Convertible Notes Measurement Period, the trading price per $1,000 principal amount of 2018 Convertible Notes on such trading day was less than 98% of the product of the last reported sale price of the Company's common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of December 31, 2013, none of the conditions allowing holders of the 2018 Convertible Notes to convert had been met.

        In accordance with the governing accounting guidance, the Company determined that the embedded conversion option in the 2018 Convertible Notes is not required to be separately accounted for as a derivative. However, since the 2018 Convertible Notes are within the scope of the accounting guidance for debt with conversion and other options, the Company is required to separate the 2018 Convertible Notes into a liability component and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the 2018 Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest cost over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity's own equity.

        The Company has determined that a 5.0% effective interest rate is appropriate to calculate the accretion of the bond discount, which is being recorded as interest expense over the stated term of the 2018 Convertible Notes. (The amount by which interest expense, calculated using the effective interest rate of 5.0%, exceeds the interest expense related to the coupon rate of 1.5% is non-cash interest expense.) The effective rate is based on the interest rate for a similar instrument that does not have a conversion feature. The Company may be required to pay additional interest upon occurrence of certain events as outlined in the indenture governing the 2018 Convertible Notes. As of December 31, 2013, the remaining term of the 2018 Convertible Notes is 4.5 years.

        Upon conversion of a note, holders of the 2018 Convertible Notes will receive up to the principal amount of the converted note in cash and any excess conversion value (conversion spread) in shares of our common stock. The amount of cash and the number of shares of the Company's common stock, if any, will be based on a 60 trading day observation period as described in the indenture. As described in Note (1), Summary of Significant Accounting Policies, the conversion spread will be included in the

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(13) Senior Convertible Notes (Continued)

denominator for the computation of diluted net income per common share, using the treasury stock method, if the effect is dilutive.

        As discussed above, to hedge against potential dilution upon conversion of the 2018 Convertible Notes, the Company purchased call options on its common stock. The call options give the Company the right to purchase up to 14,481,950 shares of its common stock at $24.17 per share subject to certain adjustments that correspond to the potential adjustments to the conversion rate for the 2018 Convertible Notes. The Company paid an aggregate of $70,000 to purchase these call options. The call options will expire on July 15, 2018, unless earlier terminated or exercised. To reduce the cost of the hedge, in a separate transaction, the Company sold warrants. These warrants give the holder the right to purchase up to 14,481,950 shares of common stock of the Company at $27.36 per share, subject to certain adjustments. These warrants will be exercisable and will expire in equal installments for a period of 140 trading days beginning on October 15, 2018. The Company received an aggregate of $41,475 from the sale of these warrants. In accordance with governing accounting guidance, the Company concluded that the call options and warrants were indexed to our stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively unless certain conditions occur. The net amount of $28,525 was recorded as a reduction to additional paid-in capital. The settlement terms of the call options provide for net share settlement and the settlement terms of the warrants provide for net share or cash settlement at the option of the Company.

(14) Commitments and Contingencies

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

        The Company also leased office space in Malvern, Pennsylvania (its previously headquarters) under noncancellable operating leases that expired in 2013 and its Horsham, Pennsylvania manufacturing facility under noncancellable operating leases that expires in 2017, respectively. As a result of the decision to move to the new Chesterbrook headquarters facility, the Company accrued in 2012 an abandonment charge totaling $1,905, representing the remaining rent obligations under the Malvern lease and the advancement of amortization of the Malvern leasehold improvements. The lease

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(14) Commitments and Contingencies (Continued)

agreement for the manufacturing facility in Horsham, Pennsylvania has an initial term ending January 1, 2017 and may be extended for two consecutive five-year periods. Supporting warehouse, laboratory and office space in Horsham are also leased under noncancellable operating leases that will expire in 2017 and 2022, respectively. These leases include periods of free rent and escalating minimum rent payments, and provide allowances to improve the leased facility and other lease incentives.

        The Company records rent expense for the minimum lease payments on a straight-line basis over the noncancellable lease term. The Company has recorded the cost of the improvements as a fixed asset and the allowance as a deferred rent credit. The Company amortizes the leasehold improvement asset over the shorter of the life of the improvements or the remaining life of the lease. The Company amortizes the deferred rent credit as a reduction of rent expense on a straight-line basis over the life of the lease. The Company also leases office equipment and automobiles. Rent expense was $5,732, $6,063, and $4,924 for the years ended December 31, 2013, 2012, and 2011, respectively.

        As security deposits for the leases of the new corporate headquarters and the Horsham manufacturing facility, the Company maintains bank letters of credit in the amount of $456 and $1,900, respectively. These bank deposits are included in Other long-term assets at December 31, 2013.

        Future minimum lease payments under noncancellable operating leases for manufacturing facilities, office space, equipment and automobiles as of January 1, 2014, together with the obligations under the lease of new corporate headquarters, are as follows:

January 1, 2014 to December 31, 2014	$7,739
January 1, 2015 to December 31, 2015	$7,557
January 1, 2016 to December 31, 2016	$7,519
January 1, 2017 to December 31, 2017	$3,497
January 1, 2018 to December 31, 2018	$2,918
January 1, 2019 and thereafter	$12,916

  (b) Supply Agreements

  Testim

        The Company has supply agreements for the production of Testim with Contract Pharmaceuticals Limited Canada ("CPL") and with DPT Laboratories, Ltd. ("DPT") which expire on July 31, 2014 and December 31, 2015, respectively. Under the agreement, DPT is required to manufacture, and the Company is required to purchase, a specified percentage of the Company's annual requirements for Testim. The Company owns packaging equipment that is used by DPT in Testim production and was placed in service at the end of 2003. The equipment is being amortized over its expected future life. With the Company's consent, the packaging equipment may be used by DPT to produce products for other customers of DPT, provided DPT pays the Company a royalty and gives the Company manufacturing priority.

  XIAFLEX

        On June 26, 2008, the Company entered into a supply agreement with Jubilant HollisterStier Laboratories LLC ("JHS"), pursuant to which JHS fills and lyophilizes the XIAFLEX bulk drug

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(14) Commitments and Contingencies (Continued)

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

  STENDRA

        On October 10, 2013, the Company and VIVUS entered into STENDRA Supply Agreement. This supply agreement for STENDRA is described in Note (3)(b).

  (c) Litigation

  Hatch-Waxman Litigation

        Testim, XIAFLEX, TESTOPEL, Edex®, and the Company's other marketed pharmaceutical products are approved under the provisions of the U.S. Food, Drug and Cosmetic Act that renders each susceptible to potential competition from generic manufacturers via the Abbreviated New Drug Application ("ANDA") procedure or the 505(b)(2) New Drug Application ("505(b)(2) NDA") procedure. Generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the drug product.

        The ANDA procedure and the 505(b)(2) NDA procedure include provisions allowing generic manufacturers to challenge the effectiveness of the innovator's patent protection long before the generic manufacturer actually commercializes their products through the paragraph IV certification procedure. In recent years, generic manufacturers have used paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and the Company expects this trend to continue and to implicate drug products with even relatively small total revenues.

        TESTOPEL and Edex and certain other of the Company's products do not currently have any patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. Therefore, the Company must rely on trade secrets and other unpatented proprietary information in order to obtain a competitive advantage, which the Company may be unable to do.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(14) Commitments and Contingencies (Continued)

While the Company attempts to protect its proprietary information as trade secrets effectively, it cannot guarantee that the measures it has taken will provide effective protection for its proprietary information. It is possible that the Company's competitors will independently develop products that compete with TESTOPEL and Edex and certain other of the Company's products.

  Upsher-Smith Litigations

        On or about December 28, 2012, the Company and FCB became aware of a notice from Upsher-Smith that advised us and FCB of Upsher-Smith's filing of the Upsher-Smith NDA. This Paragraph IV certification notice refers to the 10 U.S. patents, covering Testim, that are listed in the Orange Book. These 10 patents are owned by FCB and are exclusively licensed to Auxilium and will expire between 2023 and 2025. Upsher-Smith may seek to have any drug approved under the Upsher-Smith NDA as a generic or branded generic version of Testim. On January 28, 2013, the Company and FCB filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith for infringement of FCB's 10 patents listed in the Orange Book as covering Testim® 1% testosterone gel ("Delaware Upsher-Smith 505(b)(2) NDA Litigation"). A hearing on Upsher-Smith's previously filed motion for summary judgment was held on June 28, 2013, and by request of the Court, the parties submitted additional briefing in the weeks following the hearing. On December 4, 2013, the Court granted Upsher-Smith's motion for summary judgment, and the Court entered a final judgment of non-infringement in favor of Upsher-Smith on December 30, 2013. On January 24, 2014, the Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit in Washington, D.C. appealing the final judgment of non-infringement entered by the United States District Court for the District of Delaware.

        The Upsher-Smith NDA was granted tentative approval by the FDA on August 16, 2013 with a brand name VogelxoTM. With the granting of Upsher-Smith's summary judgment motion and the finding of non-infringement, the FDA may now make the approval final, at which time Upsher-Smith will be permitted to launch its testosterone gel product, whether or not such final approval is accompanied by a therapeutic equivalence rating.

        On March 26, 2013, the Company submitted a Citizen's Petition to the FDA with respect to the Upsher-Smith NDA referencing Testim in particular, and generic testosterone gels in general. The Company requested that, in the event of FDA approval of the Upsher-Smith NDA, the FDA: (i) refrain from designating Upsher-Smith's testosterone gel as therapeutically equivalent to Testim and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels. Since any such approval by the FDA would be pursuant to a 505(b)(2) NDA and not pursuant to an ANDA, it is unclear at this time whether such an Upsher-Smith product would receive a therapeutically equivalent rating to Testim or a different rating.

        Although the FDA has not yet substantively replied to this Citizen Petition, the FDA did communicate to us that it has not yet resolved the issues raised in the Citizen Petition. The therapeutic equivalence rating may determine whether the Upsher-Smith product, Vogelxo, if launched, would be launched as a generic, a branded generic, or simply another branded competitor in the TRT gel market. It is unclear at this time when the FDA will substantively respond to the Company's Citizen Petition. The Company is exploring options to respond to the threat posed to Testim and its revenue by

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(14) Commitments and Contingencies (Continued)

any launch ofUpsher-Smith's testosterone gel product, whatever the therapeutic equivalence rating. The effect of any such product is not yet known.

        Now that Upsher-Smith has prevailed in the Delaware Upsher-Smith 505(b)(2) NDA Litigation, it could launch a 1% testosterone gel product using Testim as the reference drug immediately, if finally approved by the FDA. It is unclear whether any such potentially approved Upsher-Smith product would receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it would receive a different rating to, and perhaps not be freely substitutable for, Testim. Any such Upsher-Smith product, whatever the rating, could have a materially adverse impact on the Company's Testim revenues, but the Company believes that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on its Testim revenues. The introduction of a generic or different version of Testim at any time, whatever the rating could significantly and potentially permanently reduce the revenue the Company derives from Testim. The Company's strategies to mitigate the effects of such a generic or different version of Testim may not be effective. A significant reduction in the Company's Testim revenue could have a material adverse effect on the Company's business, results of operations and financial condition, including without limitation, the Company's liquidity and net working capital and could materially and adversely affect its ability to execute on its short and long-term business plans.

  Upsher-Smith ANDA Litigation

        Separate from the Delaware Upsher-Smith 505(b)(2) NDA Litigation described above, the Company is also currently engaged in litigation with Upsher-Smith in Federal court in Delaware regarding Upsher-Smith's attempts to bring a testosterone gel product to market via an ANDA using Testim as its reference listed drug. Upsher-Smith will not be able to lawfully launch a generic or branded generic version of Testim via an ANDA in the U.S. without the necessary approval from the FDA.

        In October 2008, the Company and its licensor, CPEX Pharmaceuticals, Inc. (FCB's predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of the '968 Patent. Shortly after, the Company sued Upsher-Smith in the U.S. District Court of Delaware (the "Delaware Upsher-Smith ANDA Litigation"). Although it would seem unlikely based on (i) the FDA's public statements in its responses to the Citizen's Petitions submitted by each of us and AbbVie and (ii) Upsher-Smith's public stance that its generic product has different penetration enhancers than Testim, the FDA could approve the generic product proposed in Upsher-Smith's ANDA. Although administratively closed in December 2011, the Delaware Upsher-Smith ANDA Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith's proposed testosterone product does not infringe the '968 Patent or that the '968 Patent is invalid and/or unenforceable. All discovery obligations of the parties continue to be in effect. In April 2012, The Company and FCB received a notice from Upsher-Smith in connection with its ANDA advising us and FCB of Upsher-Smith's Paragraph IV certification relating to the eight additional patents listed in the Orange Book in addition to the '968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(14) Commitments and Contingencies (Continued)

Orange Book listed Testim patents and that those patents are invalid. A 10th U.S. patent issued to FCB on May 15, 2012 and was listed in the Orange Book.

  ANDA Litigation with Actavis

        On May 24, 2012, the Company and FCB filed a lawsuit against Actavis (then known as Watson Pharmaceuticals, Inc.) for infringement of FCB's 10 patents listed in the Orange Book as covering Testim® 1% testosterone gel (the "Actavis Litigation"). The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012 in response to a notice letter, dated April 12, 2012, sent by Actavis Laboratories, Inc. (NV) regarding its filing with the FDA of an ANDA for a generic 1% testosterone gel product. This letter also stated that the ANDA contained Paragraph IV certifications with respect to the nine patents listed in the Orange Book on that date as covering Testim. The Company's lawsuit filed against Actavis involves those nine patents, as well as a 10th patent covering Testim that was issued on May 15, 2012 and is listed in the Orange Book.

        An adverse outcome in the Delaware Upsher-Smith ANDA Litigation, the Actavis Litigation, or any other such legal action, could result in one or more generic or branded generic versions of Testim being launched in the U.S. immediately after such adverse outcome and before the expiration of the last to expire of the 10 Orange Book patents relating to Testim in January 2025. Now that Upsher-Smith has prevailed in the Delaware Upsher-Smith 505(b)(2) NDA Litigation, it could launch a 1% testosterone gel product using Testim as the reference drug immediately, if approved by the FDA. It is unclear whether any such potentially approved Upsher-Smith product would receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it would receive a different rating to, and perhaps not be freely substitutable for, Testim. Any such Upsher-Smith product, whatever the rating, could have a materially adverse impact on the Company's Testim revenues, but the Company believes that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on its Testim revenues. The introduction of a generic or different version of Testim at any time, whatever the rating, or the introduction of a generic or different version of AbbVie's AndroGel franchise (which could be on or before August 2015) or of any other branded TRT gel could significantly and potentially permanently reduce the revenue the Company derives from Testim. A significant reduction in the Company's Testim revenue could have a material adverse effect on its business, results of operations and financial condition, including without limitation, its liquidity and net working capital and could materially and adversely affect its ability to execute on its short and long-term business plans.

Other Matters

        The Company is party to various actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or the manner in which the Company conducts its business. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company's financial position, any such loss could have a material adverse effect on Company's results of operations or the manner in which the Company conducts its business in the period(s) during which the underlying matters are resolved.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(15) Income Taxes

        The income tax benefit (expense) is as follows.

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$0	$0	$0
State	(270)
Foreign	(84)

	(354)	0	0

Deferred
Federal	76,411
State	2,020
Foreign	220.0

	78,651	0	0

Valuation allowance

Income tax benefit (expense)	$78,297	$0.0	$0.0

        A reconciliation of the United States Federal statutory rate to the Company's effective tax rate is as follows.

	Years Ended December 31,
	2013	2012	2011
Federal income tax statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	1.91%	1.21%	4.78%
Permanent Items	-2.20%	1.56%	-4.59%
Contingent consideration	-2.54%	0.00%	0.00%
Tax Credits	3.05%	-4.28%	21.42%
Other	-0.51%	-1.07%	-0.74%
Valuation allowance	47.54%	-31.42%	-54.87%

Effective income tax rate	81.25%	0.0%	0.0%

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(15) Income Taxes (Continued)

        The components of the net deferred tax assets (liabilities) are as follows:

	December 31,
	2013	2012
Gross deferred tax assets—
Net operating losses	$36,208	$33,013
Orphan Drug Credit	55,888	52,330
Research and development credit	2,091	1,103
Depreciation and amortization	2,894	523
Accruals and reserves	32,031	19,266
Deferred revenue	9,320	10,730
Stock compensation	21,511	16,588
Other temporary differences	1,219	1,034

	161,162	134,587
Gross deferred tax liabilities—Outside basis difference	(77,761)	0
Deferred tax assets valuation allowance	(92,460)	(134,587)

Net deferred tax liability	$(9,059)	$0

        Since inception through March 31, 2013, the Company has maintained a full valuation allowance equal to its cumulative net deferred tax assets given its history of operating losses. During 2013, in conjunction with the accounting associated with the Actient acquisition described in Note (3)(a), the Company recorded deferred tax liabilities related principally to outside tax basis differences in acquired subsidiaries. These deferred tax liabilities will serve as reversible temporary differences that give rise to future taxable income and, therefore, they serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company. Solely on this basis, management determined that it is more likely than not that a portion of its valuation allowance was no longer required. As a result of the release of the valuation allowance, the Company recorded a tax benefit of $77,919 in the consolidated statement of operations for the year ended December 31, 2013 and an additional tax benefit of $1,253 in Additional paid-in capital related to the 2018 Convertible Notes. In addition to the benefit of the release of the valuation allowance, the Company recorded for the year ended December 31, 2013 a current provision of $270 for income taxes on current income and a benefit of $512 related to the realization of current year losses in certain state jurisdictions. Also, the Company recorded an $84 expense on current income and a benefit of $220 related to the recognition of deferred tax items the UK.

        Additionally, as a result of the purchase accounting adjustments discussed above, the Company established deferred tax liabilities of $9,279 for certain state jurisdictions. These deferred tax liabilities relate principally to outside tax basis differences in acquired subsidiaries in jurisdictions in which there are no offsetting deferred tax assets. In addition, the Company has a deferred tax asset in the amount of $220 in the UK.

        Because the Actient acquisition deferred tax liabilities are provisional amounts that are subject to the finalization of the purchase accounting, this tax benefit may be revised during the acquisition measurement period as explained in Note (3). Since the Company has only looked to reversible taxable

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(15) Income Taxes (Continued)

differences and feasible tax-planning strategies in assessing the need for the valuation allowance, a portion of its deferred tax assets are not more likely than not to be utilized and remain offset by a valuation allowance. On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will not be realized. In the event the Company determines at a future time that it would realize additional deferred tax assets, the Company will decrease its deferred tax asset valuation allowance and record an income tax benefit in the period when the Company makes such determination.

        At December 31, 2013, the Company had Federal tax return net operating loss carryforwards of approximately $135,924 which will expire in 2020 through 2031, if not utilized, and of which $42,881 is a result of windfall stock compensation deductions. Included in this number is $14,467 of Federal net operating losses from the Actient acquisition. Similar to the Auxilium net operating losses, these losses are subject to potential limitation due to ownership changes. The recorded deferred tax asset for net operating losses shown in the above table is net of these windfall stock compensation deductions which, when realized, will be recorded directly to Additional paid-in capital. The Federal Orphan Drug and research and development credits of $57,979 at December 31, 2013 shown in the above table will expire in 2020 through 2033, if not utilized.

        In addition, the Company had overall state tax return net operating loss carryforwards of approximately $136,213, of which $86,324 relate to Pennsylvania, which expire in 2013 through 2033 if not utilized, and which include windfall stock compensation deductions. Included in the state operating loss amount is approximately $3,013 of losses from the Actient acquisition, a portion of which has been used during the year. Future utilization of Pennsylvania net operating loss carryforwards is limited to the greater of 25% of Pennsylvania taxable income or $4,000 per year for tax years ending before Janaury 1, 2015. Thereafter, future utilization of Pennsylvania net operating loss carryforwards is limited to the greater of 30% of Pennsylvania taxable income or $5,000 per year.

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

        The Company and its subsidiaries file income tax returns in the U.S., local tax jurisdictions in the U.S. and the U.K. During the current year, the IRS opened and closed an audit of the 2010 tax year that resulted in no changes. Presently, the Company has not been contacted by any state tax jurisdictions for examination of its income tax returns for open periods. As the Company has generated losses for each tax year since inception (except for 2009, 2011, 2012 and 2013), all of its prior tax years are open to examination.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(15) Income Taxes (Continued)

        As of December 31, 2013, the total amount of gross unrecognized tax benefits was $6,499. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2013 is $0. Any increase or decrease to the gross unrecognized tax benefit would result in a corresponding increase or decrease to the valuation allowance against deferred tax assets.

        Unrecognized tax benefits for the three years ended December 31, 2013 were:

	Years Ended December 31,
	2013	2012	2011
Unrecognized Tax benefits beginning of year	$3,443	$3,372	$3,196
Gross change for current year positions	331	71	75
Increase for prior period positions associated business combinations	2,725	0	101
Decrease for prior period positions	0	0	0
Decrease due to settlements and payments	0	0	0
Decrease due to statute expirations	0	0	0

Unrecognized tax benefits end of year	$6,499	$3,443	$3,372

        The Company does not believe the total amount of unrecognized tax benefits will increase or decrease significantly over the next twelve months.

        In connection with the adoption of stock-based compensation guidance in 2006, the Company elected to follow the with-and-without approach to determine the sequence in which deductions and NOL carryforwards are utilized. Accordingly, no tax benefit related to stock options was recognized in any year as a result of the utilization of NOL carryforwards to offset any taxable income. The table of deferred tax assets shown above does not include certain deferred tax assets at December 31, 2013 and 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for book purposes. Additionally, paid in capital will be increased by approximately $15,165 if and when such deferred tax assets are ultimately realized.

(16) Employee Stock Benefit Plans

  (a) Employee Stock Purchase Plan

        Under the Company's 2006 Employee Stock Purchase Plan ("ESPP"), as approved by the stockholders of the Company, employees may purchase shares of the Company's common stock at a 15% discount through payroll deductions. Employees may contribute up to 10% of their compensation to the ESPP. The purchase price is 85% of the fair value per share of common stock on the date the purchase period begins or the date on which the purchase period ends, whichever is lower. The ESPP restricts the maximum number of shares that an employee may purchase to 15,000 shares during each semi-annual purchase period and to $25,000 worth of common stock during each year. In June 2011, January 2012, June 2012, December 2012, July 2013 and December 2103, employees purchased 55,292, 47,210, 55,015, 51,035, 47,210, 66,458 and 63,297 shares of common stock at a price of $16.6600, $16.8215, $16.8300, $15.7585, $14.4755, and $14.4755 per share, respectively. As of December 31, 2013, there were 148,153 shares available for future grant under the ESPP.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(16) Employee Stock Benefit Plans (Continued)

  (b) Stock Options and Stock Awards

        Under the Company's 2004 Equity Compensation Plan, amended and restated December 1, 2009, (the "2004 Plan"), as approved by the stockholders of the Company, qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and service providers. In June 2012, the stockholders approved the increase of shares authorized for issuance under the 2004 Plan to 15,800,000. The Compensation Committee of the Board of Directors (the "Compensation Committee") administers the 2004 Plan and has delegated to each of the Company's Chief Executive Officer and Chief Financial Officer the authority to grant stock options to newly hired employees and promoted employees below the Vice President level within specified parameters. The members of the Board of Directors may annually elect to receive all, or a designated portion, of their fees in the form of common stock instead of cash. The shares issued pursuant to such elections by Board members are issued under the 2004 Plan. During the years ended December 31, 2013, 2012 and 2011, such issuances amounted to 3,418, 4,956 and 7,205 shares having an aggregate fair value of $62, $106, and $134 , respectively, on the dates of issuance. Otherwise, the Company has, to date, granted only nonqualified stock options and restricted stock awards under the 2004 Plan. The Company issues new shares of common stock upon exercise of stock options or vesting of stack awards. At December 31, 2013, there were 2,956,403 shares available for future grants under the 2004 Plan.

  (c) General Stock Option Information

        Stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, and generally have a 10-year contractual term and vest no later than four years from the date of grant (with some providing for automatic vesting upon a change of control of the Company). The following tables summarize stock option activity for the three years ended December 31, 2013:

	2013	2012	2011
Options outstanding:
Outstanding at beginning of period	6,626,176	7,262,718	6,136,249
Granted	1,245,069	1,829,884	2,157,689
Exercised	(149,304)	(960,864)	(270,453)
Cancelled	(376,406)	(1,505,562)	(760,767)

Outstanding at end of period	7,345,535	6,626,176	7,262,718

Exercisable at end of period	4,090,046	3,258,010	3,873,844

Weighted average exercise prices:
Outstanding at beginning of period	$22.50	$22.53	$23.46
Granted	17.70	20.07	20.07
Exercised	8.85	10.93	10.76
Cancelled	25.18	27.10	27.18
Outstanding at end of period	21.82	22.50	22.53
Exercisable at end of period	23.60	23.42	21.34

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(16) Employee Stock Benefit Plans (Continued)

        During the year ended December 31, 2013, the Company granted standard non-qualified stock options to employees and directors to purchase shares of the Company's common stock pursuant to the 2004 Plan. The options expire ten years from date of grant and their exercise prices represent the closing price of the common stock of the Company on the respective dates that the options were granted. The standard non-qualified stock options granted to employees vest no later than four years from the grant date, assuming continued employment of the grantee.

        Of the options cancelled during 2013, 191,190 represented unvested options forfeited with an average exercise price of $22.37 and 185,216 represented vested options cancelled with a weighted average exercise price of $28.07. The aggregate intrinsic value of options outstanding and of exercisable options as of December 31, 2013 was $14,589 and $8,303, respectively. These aggregate intrinsic values represent the total pretax intrinsic value, based on the Company's stock closing price of $20.73 as of December 31, 2013, that would have been received by the option holders had all option holders exercised their options as of that date.

        The total intrinsic value of options exercised in 2013, 2012 and 2011 was $2,923, $9,287and $2,368, respectively. As of December 31, 2013, the weighted average remaining contractual life of outstanding options and of exercisable options was 6.82 and 5.61 years, respectively.

        The total number of in-the-money options exercisable as of December 31, 2013 was 1,893,570.

  (d) Performance-Based Restricted Stock Units ("PRSUs")

        During 2013, the Company granted a total of 140,550 PRSUs to certain officers. The average grant date fair value of these awards is $17.59. The right to receive shares of common stock will be earned (subject to vesting) upon attainment of two performance goals, weighted as follows: 50% weighting on attaining a specified level of net income for the year ending December 31, 2013 and 50% weighting based upon the timing of approval, and labelling required, by the U.S. Food and Drug Administration (the "FDA") for the supplemental Biologic License Application ("sBLA") for XIAFLEX for Peyronie's. Upon ultimate vesting, each PSRU is converted into one share of the common stock of the Company. The number of PRSUs earned amounted to 70,225 that vested 33% on February 18, 2014 with an equal amount vesting on the first anniversary and the remainder of the units vesting on the second anniversary of this date. The remainder of the original awards has been cancelled.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(16) Employee Stock Benefit Plans (Continued)

        The following table summarizes the PSRU activity for the year ended December 31, 2013:

Nonvested PSRU's:
At beginning of period	140,400
Granted	140,550
Vested	(16,637)
Cancelled	(89,980)

At end of period	174,333

Weighted average grant date fair value:
At beginning of period	$19.51
Granted	18.18
Vested	19.51
Cancelled	19.51
At end of period	18.44

  (e) Restricted Stock Units ("RSUs")

        In addition stock options, the Company grants RSUs to directors and employees. These RSUs generally vest ratably over three years at one year intervals from the grant date. Upon vesting, RSU is converted into one share of the common stock of the Company. The following table summarizes the restricted common stock activity for the year ended December 31, 2013:

Nonvested shares:
At beginning of period	45,661
Granted	308,810
Vested	(16,553)
Cancelled	(19,030)

At end of period	318,888

Weighted average grant date fair value:
At beginning of period	$22.40
Granted	17.65
Vested	23.58
Cancelled	19.22
At end of period	17.93

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(16) Employee Stock Benefit Plans (Continued)

  (f) Restricted Stock

        The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted common stock activity for the three years ended December 31, 2013:

	Years Ended December 31,
	2013	2012	2011
Nonvested shares:
At beginning of period	48,700	13,752	50,828
Granted	10,000	43,700	0
Vested	(36,990)	(8,752)	(33,950)
Cancelled	(250)	0	(3,126)

At end of period	21,460	48,700	13,752

Weighted average grant date fair value:
At beginning of period	$23.76	$27.08	$26.21
Granted	14.37	23.76	0
Vested	24.27	27.76	25.91
Cancelled	24.62	0.00	28.50
At end of period	18.50	23.76	27.08

  (g) Valuation and Expense Information

        Total stock-based compensation expense recorded for the year ended December 31, 2013, 2012 and 2011 amounted to $15,522, $15,007 and $17,278 respectively. Stock-based compensation costs capitalized as part of inventory amounted to $6,613 and $4,866 at December 31, 2013 and 2012, respectively.

        The Company measures the cost of share-based compensation awards at fair value on the date of grant using the Black-Scholes model and applying the assumptions in the following table. For awards granted during the three years ended December 31, 2013, the expected volatility is based on the historical volatility of the Company. The Company uses the simplified calculation of expected option life prescribed in the guidance issued by the Securities and Exchange Commission because the Company's history is inadequate to determine a reasonable estimate of the option life. The dividend yield is determined based on the Company's history to date and management's estimate of dividends

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(16) Employee Stock Benefit Plans (Continued)

over the option life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant.

	Years Ended December 31,
	2013	2012	2011
Weighted average assumptions:
Expected life of options (in years)	6.27	6.26	6.28
Risk-free interest rate	1.24%	1.05%	2.00%
Expected volatility	48.69%	50.66%	50.68%
Expected dividend yield	0.00%	0.00%	0.00%

        The weighted-average grant date fair value of the options issued in 2013, 2012 and 2011 was $8.47, $9.85 and $10.20, respectively. As of December 31, 2013, there was approximately $23,029 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.23years. Future grants will add to this total, whereas future amortization and the vesting of existing grants will reduce this total.

(17) Common Stock and Redeemable Convertible Preferred Stock

  (a) Common Stock

        The Company is authorized to issue 120,000,000 shares of common stock, with a par value of $0.01 per share.

  (b) Common stock reserved for future issuance

        The following table summarizes common shares reserved for issuance at December 31, 2013 on the exercise or conversion of:

Common stock options—
Issued and outstanding	7,345,535
Available for future grant	2,956,404
Available for issuance under ESPP	148,153
Issued and outstanding RSUs and PRSUs	493,221
Senior convertible notes	19,188,575
Senior convertible note warrants	28,963,900
Actient warrants	1,250,000

Total shares reserved for future issuance	60,345,788

  (c) Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock is issued or outstanding.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(18) Unaudited Quarterly Financial Information:

	2013
	1st Qtr	2nd Qtr**	3rd Qtr**	4th Qtr
Net revenues	$66,172	$100,519	$108,140	$125,884
Cost of goods sold*	15,089	27,216	33,553	36,157
Research and development expenses*	11,858	13,626	11,816	12,911
Selling, general and administrative expenses*	44,310	74,894	62,809	68,177
Amortization of purchased intangibles	0	10,895	15,085	19,007
Contingent consideration	0	2,258	4,671	4,467
Income (loss) from operations	(5,085)	(28,370)	(19,794)	(14,835)
Income (loss) before income taxes	(8,160)	(35,270)	(28,602)	(24,330)
Income tax benefit	0	77,919	0	378
Net income (loss)	(8,160)	42,650	(28,602)	(23,952)
Net income (loss) per common share(1):
Basic	(0.17)	0.87	(0.58)	(0.48)
Diluted	(0.17)	0.86	(0.58)	(0.48)
Shares used to compute net income (loss) per common share:
Basic	49,247,332	49,280,151	49,384,637	49,422,505
Diluted	49,247,332	49,583,377	49,384,637	49,422,505

*
includes the following amounts of stock-based compensation expense:

Cost of goods sold	$30	$38	$39	$47
Research and development	698	704	675	680
Selling, general and administrative	3,031	3,475	2,656	3,449
**
As discussed in Note (3)(a), the amounts of income tax benefit, net income (loss) and net income (loss) per common share have been revised from those reported in the Company's Quarterly Report on Form 10-Q for the quarters ended June 30 and September 30, 2013 to retroactively reflect changes to the Actient business combination accounting during the measurement period.

	2012
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$73,606	$78,171	$71,043	$172,461
Cost of goods sold*	16,602	17,804	15,849	28,081
Research and development expenses*	11,993	10,186	10,591	13,161
Selling, general and administrative expenses*	46,946	42,585	55,344	40,660
Income (loss) from operations	(1,935)	7,596	(10,741)	90,509
Income (loss) before income taxes	(1,748)	7,724	(10,488)	90,456
Income tax benefit (expense)	0	0	0	0
Net income (loss)	(1,748)	7,724	(10,488)	90,456
Net income (loss) per common share(1):
Basic	(0.04)	0.16	(0.21)	1.84
Diluted	(0.04)	0.16	(0.21)	1.83
Shares used to compute net income (loss) per common share:
Basic	48,250,572	48,575,418	49,078,321	49,168,676
Diluted	48,250,572	49,172,212	49,078,321	49,543,039

*
includes the following amounts of stock-based compensation expense:

Cost of goods sold	$20	$14	$15	$27
Research and development	607	767	836	874
Selling, general and administrative	3,051	3,174	2,989	2,994
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

Internal Control

        We acquired Actient on April 26, 2013. The total assets and total revenues of Actient represented approximately 66% and 27%, respectively, of the related consolidated financial statements as of and for the period ended December 31, 2013. As the acquisition occurred in April 2013 and Actient was previously not subject to SOX 404 requirements, the scope of the Company's assessment of the design and effectiveness of internal control over financial reporting for the fiscal year 2013 will exclude Actient. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during our quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

 PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated herein by reference to the sections captioned "Election of Directors," "Executive Officers," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

        We have adopted a Code of Conduct that applies to all of our directors, officers and employees. Our Code of Conduct contains provisions that satisfy the standards for a "code of ethics" set forth in Item 406 of Regulation S-K of the rules and regulations of the Securities and Exchange Commission. Our Code of Conduct also contains a special Code of Ethics that is applicable to our Chief Executive Officer and our senior financial officers. Our Code of Conduct is available under the heading "Investors—Corporate Governance" on our Internet Web site, the address of which is www.auxilium.com. The information contained on our Internet Web site is not incorporated by reference into this Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

ITEM 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to the section captioned "Executive Compensation" in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Party Transactions" in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference to the section captioned "Ratification of Selection of Independent Registered Public Accounting Firm" in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Report:

  (1)
  Consolidated Financial Statements

  See Index to Consolidated Financial Statements on page 107.

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

AUXILIUM PHARMACEUTICALS, INC.
Date: February 28, 2014	By:	/s/ ADRIAN ADAMS Adrian Adams Chief Executive Officer and President

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

Signature	Title	Date

/s/ ADRIAN ADAMS Adrian Adams	Chief Executive Officer and President (Principal Executive Officer) and Director	February 28, 2014
/s/ JAMES E. FICKENSCHER James E. Fickenscher	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
/s/ ROLF A. CLASSON Rolf A. Classon	Chairman	February 28, 2014
/s/ PETER BRANDT Peter Brandt	Director	February 28, 2014
/s/ OLIVER S. FETZER Oliver Fetzer	Director	February 28, 2014

Signature	Title	Date

/s/ PAUL A. FRIEDMAN Paul A. Friedman	Director	February 28, 2014
/s/ NANCY S. LURKER Nancy S. Lurker	Director	February 28, 2014
/s/ WILLIAM T. MCKEE William T. McKee	Director	February 28, 2014

EXHIBIT INDEX

Exhibit No.		Description
2.1		Agreement and Plan of Merger dated April 26, 2013, by and among Actient Holdings LLC, a Delaware limited liability company, Auxilium Pharmaceuticals, Inc., a Delaware corporation, Opal Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of Auxilium Pharmaceuticals, Inc., GTCR Fund IX/B, L.P., a Delaware limited partnership, and GTCR Fund IX/A, L.P., a Delaware limited partnership, solely in its capacity as representative for GTCR Fund IX/B, L.P. and the Actient Holdings LLC Unitholders and Optionholders (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on April 29, 2013, File No. 000-50855, and incorporated by reference herein).

3.1		Fifth Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein).

3.2		Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 2004, File No. 000-50855, and incorporated by reference herein) as amended on June 21, 2012 (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

4.1		Indenture by and between Auxilium Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, dated January 30, 2013 (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed January 31, 2013, File No. 000-50855, and incorporated by reference herein).

4.2		First Supplemental Indenture by and between Auxilium Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, dated January 30, 2013 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed January 31, 2013, File No. 000-50855, and incorporated by reference herein).

4.3		Form of Convertible Note (included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed January 31, 2013, File No. 000-50855, and incorporated by reference herein).

4.4		Warrant to purchase 1,250,000 shares of common stock at a price per share of $17.80 issued by Auxilium Pharmaceuticals, Inc. to GTCR Fund X/A, L.P., as representative for the unitholders and optionholders of Actient Holdings LLC. (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.1	#	License Agreement, dated May 31, 2000, as amended, between Bentley Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2009, File No. 000-50855, and incorporated by reference herein).

10.2	#	Second Amended and Restated Development and License Agreement, dated August 31, 2011, by and between BioSpecifics Technologies Corp. and the Registrant (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 1, 2011, File No. 000-50855, and incorporated by reference herein).

Exhibit No.		Description
10.3	#	Settlement Agreement, dated as of August 31, 2011, by and between the Registrant and BioSpecifics Technologies Corp. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 1, 2011, File No. 000-50855, and incorporated by reference herein).

10.4	#	Manufacturing Agreement, dated January 19, 2011, between the Registrant and DPT Laboratories, Ltd. (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011, File No. 000-50855, and incorporated by reference herein).

10.5		Agreement of Lease, dated July 16, 2012, between Chesterbrook Partners, LP, as landlord, and Auxilium Pharmaceuticals, Inc., as tenant (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

10.6	#	Supply Agreement, dated June 26, 2008, between the Registrant and Hollister-Stier Laboratories LLC (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-50855, and incorporated by reference herein).

10.7		First Amendment to Lease Agreement, dated September 29, 2008, by and between the Registrant and ARE-PA Region No. 6, LLC (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2008, File No. 000-50855, and incorporated by reference herein).

10.8	#	Transition Services Agreement, dated March 28, 2013, by and among, the Registrant, Auxilium UK Ltd, Auxilium International Holdings, Inc. and Pfizer, Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013, File No. 000-50855, and incorporated by reference herein).

10.9	#	Development, Commercialization and Supply Agreement, dated March 22, 2011, by and among the Registrant, Auxilium International Holdings, Inc. and Asahi Kasei Pharma Corporation (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 10, 2011, File No. 000-50855, and incorporated by reference herein).

10.10	#	Collaboration Agreement, dated February 22, 2012, by and among the Registrant, Auxilium International Holdings, Inc. and Actelion Pharmaceuticals, Ltd. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 10, 2012, File No. 000-50855, and incorporated by reference herein).

10.11	#	Co-Promotion Agreement, dated May 18, 2012, by and between the Registrant and GlaxoSmithKline LLC (filed as Exhibit 10.4 to the Registrant's Amended Quarterly Report on Form 10-Q/A filed November 2, 2012, File No. 000-50855, and incorporated by reference herein).

10.12		Amendment No. 1 to the Co-Promotion Agreement, dated July 31, 2013, by and among Auxilium Pharmaceuticals, Inc. and GlaxoSmithKline LLC (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 1, 2013, File No. 000-50855, and incorporated by reference herein).

10.13		Collaboration Agreement, dated July 15, 2013, by and among Swedish Orphan Bovitrum AB, AUXILIUM UK LTD, and Auxilium International Holdings, Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed August 1, 2013, File No. 000-50855, and incorporated by reference herein).

Exhibit No.		Description
10.14	#†	License and Commercialization Agreement, dated October 10, 2013, by and between VIVUS, Inc. and Auxilium Pharmaceuticals, Inc.

10.15	#†	Commercial Supply Agreement, dated October 10, 2013, by and between VIVUS, Inc. and Auxilium Pharmaceuticals, Inc.

10.16		Call Option Confirmation, dated January 24, 2013, between Goldman, Sachs & Co. and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.17		Call Option Confirmation, dated January 24, 2013, between JPMorgan Chase Bank, National Association and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.18		Call Option Confirmation, dated January 24, 2013, between Royal Bank of Canada by its agent RBC Capital Markets, LLC and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.19		Call Option Confirmation, dated January 24, 2013, between Deutsche Bank AG, London Branch and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.20		Warrant Confirmation, dated January 24, 2013, between Goldman, Sachs & Co. and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.21		Warrant Confirmation, dated January 24, 2013, between JPMorgan Chase Bank, National Association and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.22		Warrant Confirmation, dated January 24, 2013, between Royal Bank of Canada by its agent RBC Capital Markets, LLC and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.23		Warrant Confirmation, dated January 24, 2013, Deutsche Bank AG, London Branch and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.24		Call Option Confirmation, dated January 25, 2013, between Goldman, Sachs & Co. and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.25		Call Option Confirmation, dated January 25, 2013, between JPMorgan Chase Bank, National Association and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

Exhibit No.	Description
10.26	Call Option Confirmation, dated January 25, 2013, between Royal Bank of Canada by its agent RBC Capital Markets, LLC and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.27	Call Option Confirmation, dated January 25, 2013, between Deutsche Bank AG, London Branch and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.28	Warrant Confirmation, dated January 25, 2013, between Goldman, Sachs & Co. and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.29	Warrant Confirmation, dated January 25, 2013, between JPMorgan Chase Bank, National Association and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.14 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.30	Warrant Confirmation, dated January 25, 2013, between Royal Bank of Canada by its agent RBC Capital Markets, LLC and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.31	Warrant Confirmation, dated January 25, 2013, Deutsche Bank AG, London Branch and Auxilium Pharmaceuticals, Inc. (filed as Exhibit 10.16 to the Registrant's Current Report on Form 8-K filed on January 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.32	Credit Agreement dated April 26, 2013, by and among Auxilium Pharmaceuticals, Inc., as Borrower, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Collateral Agent and as Syndication Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.33	Amendment to Credit Agreement dated June 7, 2013, by and among Auxilium Pharmaceuticals, Inc., as Borrower, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc. as Administrative Agent, Collateral Agent and as Syndication Agent, and Morgan Stanley Senior Funding, Inc. as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 13, 2013, File No. 000-50855, and incorporated by reference herein).

10.34	Incremental Assumption Agreement dated September 19, 2013, by and among Auxilium Pharmaceuticals, Inc., as borrower, and its existing domestic subsidiaries, as guarantors, the incremental term loan lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc. as administrative agent and as sole lead arranger and bookrunner (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 20, 2013, File No. 000-50855, and incorporated by reference herein).

Exhibit No.		Description
10.35		Registration Rights Agreement dated April 26, 2013, by and between Auxilium Pharmaceuticals, Inc., a Delaware corporation and GTCR Fund IX/A, L.P., a Delaware limited partnership, solely in its capacity as representative for the GTCR Fund IX/B, L.P., and the Actient Holdings LLC's Unitholders and Optionholders (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 29, 2013, File No. 000-50855, and incorporated by reference herein).

10.36	*	Registrant's 2004 Equity Compensation Plan, amended and restated effective as of June 21, 2012 (filed as Appendix A to the Registrant's Definitive Proxy Statement, dated April 27, 2012, for its 2012 Annual Meeting of Stockholders, and incorporated by reference herein).

10.37	*	Form of Restricted Stock Grant Agreement for awards to Non-Employee Directors under the Registrant's 2004 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

10.38	*†	Form of Deferred Stock Unit Grant Agreement for awards to Non-Employee Directors under the Registrant's 2004 Equity Compensation Plan, as amended and restated.

10.39	*	Form of Restricted Stock Grant Agreement for awards to Executive Officers under the Registrant's 2004 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on February 26, 2013, File No. 000-50855, and incorporated by reference herein).

10.40	*	Form of Restricted Stock Unit Grant Agreement with time-based vesting for employee awards under the Registrant's 2004 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011, File No. 000-50855, and incorporated by reference herein).

10.41	*	Form of Restricted Stock Unit Grant Agreement with performance-based vesting for executives under the Registrant's 2004 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on February 26, 2013, File No. 000-50855, and incorporated by reference herein).

10.42	*	Form of Nonqualified Stock Option Agreement for awards under the Registrant's 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.43	*	Form of Nonqualified Stock Option Agreement for awards under the Registrant's 2004 Equity Compensation Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.44	*	Form of Nonqualified Stock Option Agreement for awards to Non-Employee Directors under the Registrant's 2004 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2010, File No. 000-50855, and incorporated by reference herein).

10.45	*	Form No. 1 of Nonqualified Stock Option Agreement for awards to Executive Officers under the Registrant's 2004 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2009, File No. 000-50855, and incorporated by reference herein).

Exhibit No.		Description
10.46	*	Form No. 2 of Nonqualified Stock Option Agreement for awards to Executive Officers under the Registrant's 2004 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed on February 26, 2013, File No. 000-50855, and incorporated by reference herein).

10.47	*	Form of Incentive Stock Option Agreement for awards under the Registrant's 2004 Equity Compensation Plan, including provision for immediate vesting upon a change of control of the Registrant (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.48	*	Form of Incentive Stock Option Agreement for awards under the Registrant's 2004 Equity Compensation Plan (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 22, 2005, File No. 000-50855, and incorporated by reference herein).

10.49	*	Employment Agreement, dated December 7, 2011, by and between the Registrant and Adrian Adams (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on February 29, 2012, File No. 000-50855, and incorporated by reference herein).

10.50	*†	First Amendment to Employment Agreement, dated December 19, 2013, by and between Registrant and Adrian Adams.

10.51	*†	Amended and Restated Employment Agreement, dated December 19, 2013, by and between the Registrant and Andrew I. Koven.

10.52	*†	Amended and Restated Employment Agreement, dated December 19, 2013, by and between the Registrant and Mark A. Glickman.

10.53	*†	Amended and Restated Employment Agreement, dated December 19, 2013, by and between the Registrant and James E. Fickenscher.

10.54	*†	Amended and Restated Employment Agreement, dated December 19, 2013, by and between the Registrant and Jennifer L. Armstrong.

10.55	*†	Amended and Restated Employment Agreement, dated December 19, 2013, by and between the Registrant and Benjamin J. Del Tito, Jr., Ph.D.

10.56	*†	Amended and Restated Employment Agreement, dated December 19, 2013, by and between the Registrant and Elizabeth Varki Jobes.

10.57	*†	Amended and Restated Employment Agreement, dated December 19, 2013, by and between the Registrant and James P. Tursi, M.D.

10.58	*†	Amended and Restated Employment Agreement, dated December 19, 2013, by and between the Registrant and Alan Wills.

10.59	*	Board Compensation Program, amended and restated effective as of February 8, 2013 (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013, File No. 000-50855, and incorporated by reference herein).

10.60	*	Registrant's 2006 Employee Stock Purchase Plan, Amended and Restated, Effective as of April 18, 2010 (filed as Exhibit A to the Registrant's Definitive Proxy Statement, dated April 30, 2010, for its 2010 Annual Meeting of Stockholders, and incorporated by reference herein).

Exhibit No.		Description
10.61	*	Form of Restricted Stock Unit Grant Agreement with time-based vesting for executive officers under the Registrant's 2004 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013, File No. 000-50855, and incorporated by reference herein).

10.62	*	Form of Restricted Stock Unit Grant Agreement—Performance Share Award for executive officers under the Registrant's 2004 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 24, 2014, File No. 000-50855, and incorporated by reference herein).

21	†	Subsidiaries of Registrant.

23	†	Consent of PricewaterhouseCoopers LLP.

24	†	Power of Attorney (included on signature page).

31.1	†	Certification of Adrian Adams, the Registrant's Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	†	Certification of James E. Fickenscher, the Registrant's Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32	†	Certification of Adrian Adams, the Registrant's Principal Executive Officer, and James E. Fickenscher, the Registrant's Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350).

101.INS	§	XBRL Instance Document

101.SCH	§	XBRL Taxonomy Extension Schema Document

101.CAL	§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	§	XBRL Taxonomy Extension Definition Linkbase Document

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