Form 10-Q
period 2014-03-31
AUXILIUM PHARMACEUTICALS INC
filed 2014-05-05
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 50,259,206.

AUXILIUM PHARMACEUTICALS AND SUBSIDIARIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$56,426	$47,749
Short-term investments	20,239	23,437
Accounts receivable, trade, net	95,183	89,407
Accounts receivable, other	815	7,050
Inventories, current	47,101	42,498
Prepaid expenses and other current assets	9,513	13,714
Deferred tax asset	14,737	14,737
Total current assets	244,014	238,592
Inventories, non-current	62,980	54,561
Property and equipment, net	36,220	35,270
Intangible assets, net	729,691	749,452
Goodwill	104,146	104,146
Other assets	18,835	19,155
Total assets	$1,195,886	$1,201,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,783	$940
Accrued expenses	135,088	121,964
Deferred revenue, current portion	2,122	2,059
Deferred rent, current portion	1,371	1,185
Current portion of term loan	13,609	13,609
Contingent consideration, current	68,799	56,741
Total current liabilities	239,772	196,498
Term loan, long-term portion	238,901	241,536
Senior Convertible Notes	296,632	293,747
Deferred revenue, long-term portion	24,668	24,678
Deferred rent, long-term portion	7,166	7,528
Contingent consideration, long-term portion	154,562	161,903
Deferred tax liability	24,037	23,821
Total liabilities	985,738	949,711

Commitments and contingencies	0	0
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.01 par value per share; 120,000,000 shares authorized; 50,433,754 and 49,744,521 shares issued; 50,253,317 and 49,599,463 shares outstanding at March 31, 2014 and December 31, 2013, respectively	504	497
Additional paid-in capital	610,543	594,970
Accumulated deficit	(396,157)	(340,180)
Treasury stock at cost, 180,437 and 145,058 shares at March 31, 2014 and December 31, 2013, respectively	(4,471)	(3,490)
Accumulated other comprehensive loss	(271)	(332)
Total stockholders’ equity	210,148	251,465
Total liabilities and stockholders’ equity	$1,195,886	$1,201,176

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,
	2014	2013
Net revenues	$88,519	$66,172

Operating expenses
Cost of goods sold	18,094	15,089
Research and development	10,994	11,858
Selling, general and administrative	78,016	44,310
Amortization of purchased intangibles	19,761	0
Contingent consideration	7,717	0
Total operating expenses	134,582	71,257
Loss from operations	(46,063)	(5,085)
Interest expense	(9,520)	(3,004)
Other expense, net	(56)	(71)

Loss before income taxes	(55,639)	(8,160)
Income tax expense	(338)	0
Net loss	$(55,977)	$(8,160)
Basic and diluted net loss per common share	$(1.12)	$(0.17)
Shares used to compute basic and diluted net loss per common share	49,798,485	49,247,332

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months ended March 31,
	2014	2013
Net loss	$(55,977)	$(8,160)
Other comprehensive income:
Unrealized gains on investments, net of tax	61	292
Foreign currency translation adjustment	0	(32)
Total	61	260
Comprehensive loss	$(55,916)	$(7,900)

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Treasury stock		Accumulated other comprehensive
	Shares	Amount	capital	deficit	Shares	Cost	loss	Total
Balance, January 1, 2014	49,744,521	$497	$594,970	$(340,180)	145,058	$(3,490)	$(332)	$251,465
Exercise of common stock options	552,259	6	10,983	0	0	0	0	10,989
Cancellation of restricted stock	(66)	0	0	0	0	0	0	0
Stock-based compensation	136,752	1	4,582	0	0	0	0	4,583
Proceeds from Board of Directors stock purchases	288	0	8	0	0	0	0	8
Treasury stock acquisition	0	0	0	0	35,379	(981)	0	(981)
Comprehensive income	0	0	0	0	0	0	61	61
Net loss	0	0	0	(55,977)	0	0	0	(55,977)
Balance, March 31, 2014	50,433,754	$504	$610,543	$(396,157)	180,437	$(4,471)	$(271)	$210,148

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(55,977)	$(8,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,525	2,846
Stock-based compensation	4,123	3,759
Amortization of purchased intangibles	19,761	0
Amortization of debt discount and issuance costs	4,060	2,129
Contingent consideration	7,717	0
Payment of contingent consideration	(303)	0
Changes in operating assets and liabilities:
Decrease in accounts receivable	459	7,487
Increase in inventory	(12,562)	(733)
Decrease (increase) in prepaid expenses, other current assets and other assets	4,094	(34)
Increase in accounts payable and accrued expenses	30,148	2,429
Increase (decrease) in deferred revenue	53	(7,860)
Decrease in deferred rent	(176)	0
Net cash provided by operating activities	3,922	1,863

Cash flows from investing activities:
Purchases of property and equipment	(2,421)	(3,476)
Purchases of short-term investments	(8,569)	(51,107)
Redemptions of short-term investments	11,828	40,594
Sales and redemptions of long-term investments	0	1,600
Net cash provided by (used in) investing activities	838	(12,389)

Cash flows from financing activities:
Repayment of term loan	(3,402)	0
Proceeds from issuance of convertible debt, net of issuance costs	0	338,921
Payments of contingent consideration	(2,697)	0
Purchase of convertible note hedge	0	(70,000)
Proceeds from sale of warrants	0	41,475
Proceeds from exercise of common stock options	10,989	22
Proceeds from Board of Directors stock purchases	8	17
Purchases of treasury stock	(981)	(125)
Net cash provided by financing activities	3,917	310,310

Effect of exchange rate changes on cash	0	(49)
Increase in cash and cash equivalents	8,677	299,735
Cash and cash equivalents, beginning of period	47,749	35,857

Cash and cash equivalents, end of period	$56,426	$335,592

Supplemental disclosure of cash flow information:
Interest paid	$6,772	$0

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

March 31, 2014
(Unaudited)

1.              BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to this Quarterly Report on Form 10-Q (this “Report”).  Certain disclosures required for complete annual financial statements are not included herein.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The information at March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein.  The December 31, 2013 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2013 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the SEC.

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

(c)          Revenue Recognition

Net revenues for the three months ended March 31, 2014 and 2013 comprise the following:

	Three Months ended March 31,
	2014	2013
Testim revenues -
Net U.S. product sales	$10,919	$45,280
International revenues	890	174
	11,809	45,454
XIAFLEX revenues -
Net U.S. product sales	16,612	11,966
International revenues	3,216	8,752
	19,828	20,718
Other net U.S. revenue -
TESTOPEL	31,964	0
STENDRA	11,587	0
Edex	5,476	0
Other	7,855	0
Total net revenues	$88,519	$66,172

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

In the U.S., the Company’s products are sold to wholesalers, which are provided fees for service based on shipment activity. The product return policies of the Company permit product returns during a specified period, dependent on the specific product, prior to the product’s expiration date until a certain number of months subsequent to the expiration date. Future product returns are estimated based on historical experience of the Company. The Company accrues the contractual rebates per unit of product for each individual payor plan using the most recent historically invoiced plan prescription volumes, adjusted for each individual plan’s prescription growth or contraction. In addition, the Company provides coupons to physicians for use with Testim and STENDRA prescriptions as promotional incentives and the Company established in September 2011 a co-pay assistance program for XIAFLEX (collagenase clostridium histolyticum or “CCH”) prescriptions. A contract service provider is utilized to process and pay claims to patients for actual coupon usage. All revenue from product sales are recorded net of the applicable provisions for wholesaler management fees, returns, rebates, and discounts in the same period the related sales are recorded. As products of the Company become more widely used and as the Company continues to add managed care and pharmacy benefit managers, actual results may differ from the Company’s previous estimates. Any adjustment resulting from differences between the Company’s estimates and actual results will be recorded as a charge or credit to revenue, as appropriate.

XIAFLEX for the treatment of Peyronie’s Disease (“PD”) is the first and only FDA-approved non-surgical treatment for PD in men with a palpable plaque and a curvature deformity of >30° at the start of therapy and was approved by the U.S. Food and Drug Administration (“FDA”) in December 2013.  The Company launched XIAFLEX for PD in January 2014 and revenue from sales is recognized when title and risk of loss transfers to the customers, who are specialty distributors, specialty pharmacies and wholesalers. The Company has determined that it has the ability to make reasonable estimates of product returns in order to recognize revenue at the time that title and risk of loss transfers to the customer based on the following factors: (i) the Company has sufficient historical experience with XIAFLEX for Dupuytren’s contracture (“DC”), which is the same drug and is distributed through the same distribution channels as XIAFLEX for PD; (ii) due to the price of XIAFLEX for PD and a limited patient population, the Company’s customers have not built up significant levels of inventory; and (iii) the Company believes there is limited risk of return of inventory in the channel due to expiration based on the shelf life of inventory in the channel.

STENDRA, a new first-line oral therapy for erectile dysfunction (“ED”) approved by the FDA in April 2012, was in-licensed from VIVUS, Inc. (“VIVUS”) in October 2013.  The Company launched STENDRA in the U.S. in January 2014 and revenue from sales is recognized when title and risk of loss transfers to the customers, who are wholesalers. The Company has determined that it has the ability to make reasonable estimates of STENDRA product returns in order to recognize revenue at the time that title and risk of loss transfers to the customer based on the following factors: (i) the Company has sufficient historical experience with its other products, including Testim, which the Company distributes through the same distribution channels and which is prescribed by a similar physician customer base (i.e. primarily urologists and primary care physicians); (ii) the fact that STENDRA is entering a well-established market and has experienced strong initial demand; (iii)  the efficacy and label of STENDRA, which the Company believes provides a competitive advantage over the other products in the ED market and (iv) the Company believes there is limited risk of return of inventory in the channel due to expiration based on forecast demand and the shelf life of inventory in the channel.

(d)         Net Loss Per Common Share

Basic loss per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed based on the weighted average number of common shares outstanding and dilutive potential common stock equivalents then outstanding.  Common stock equivalents are measured under the treasury stock method.  Because the inclusion of potential common stock would be anti-dilutive for all periods presented as a result of the net losses, diluted net loss per share is the same as basic net loss per share.

The following is a reconciliation of net loss and weighted average common shares outstanding for purposes of calculating basic and diluted net loss per common share.

	Three Months ended March 31,
	2014	2013
Numerator:
Net loss	$(55,977)	$(8,160)
Denominator:
Weighted-average common shares outstanding	49,819,258	49,295,399
Weighted-average unvested restricted common shares subject to forfeiture	(20,773)	(48,067)
Shares used in calculating net loss per common share	49,798,485	49,247,332
Basic and diluted net loss per common share	$(1.12)	$(0.17)

Diluted net loss per common share is computed giving effect to all potentially dilutive securities. Potentially dilutive shares include outstanding stock options and awards, outstanding warrants, and incremental shares issuable upon conversion of 1.50% Convertible Senior Notes due 2018 (the “2018 Convertible Notes”) as described in Note (7). The following number of stock options and awards were antidilutive and, therefore, excluded from the computation of diluted net income per common share as of March 31, 2014 and 2013: 8,688,153 and 7,908,681, respectively.

The Company has 1,250,000 warrants outstanding issued in connection with the acquisition of Actient as discussed in Note (2) and 14,481,950 warrants sold in connection with the issuance of convertible debt as discussed in Note (7). The warrants are not considered in calculating the total dilutive weighted average shares outstanding until the price of the Company’s common stock exceeds the strike price of the warrants. When the market price of the Company’s common stock exceeds the strike price of the warrants, the effect of the additional shares that may be issued upon exercise of the warrants will be included in total dilutive weighted average shares outstanding using the treasury stock method if the impact of their inclusion is dilutive. For the three months ended March 31, 2014, the Company’s average stock price, which was $26.55, exceeded the strike price of the 1,250,000 warrants issued in connection with the acquisition of Actient; however, these potentially dilutive shares were anti-dilutive as a result of a net loss for the period. The Company’s average stock price for the three months ended March 31, 2014 did not exceed the strike price of the 14,481,950 warrants sold in connection with the issuance of the convertible debt.

It is the current intention of the Company to settle conversions of the 2018 Convertible Notes through combination settlement, which involves repayment of the principal amount in cash and any excess of the conversion value over the principle amount (the “conversion spread”) in shares of common stock. Therefore, only the impact of the conversion spread will be included in total dilutive weighted average shares outstanding using the treasury stock method.  For the three months ended March 31, 2014, the Company’s average stock price exceeded the conversion price of the 2018 Convertible Notes, which would have resulted in approximately 1,297,000 potentially dilutive shares if the Company had net income for the period.

The call options to purchase the Company’s common stock, which were purchased to hedge against potential dilution upon conversion of the 2018 Convertible Notes, as discussed in Note (7), are not considered in calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive. Upon exercise, the call options will mitigate the dilutive effect of the 2018 Convertible Notes.

(e)    Change in Functional Currency

Effective January 1, 2014, the Company changed the functional currency of its Auxilium UK Ltd subsidiary from pounds sterling to the U.S. Dollar (“USD”). Significant changes in economic facts and circumstances supported this change, including the Company’s recent collaboration agreement with Swedish

Orphan Biovitrium AB (“Sobi”), whereby transactions are settled in USD.  In accordance with Accounting Standards Codification 830, Foreign Currency Matters, this change was applied on a prospective basis and translation adjustments for prior periods will not be removed from equity.  In addition, translated amounts for nonmonetary assets at December 31, 2013 became the accounting basis for those assets in the period of the change.

(f)           New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued an Accounting Standards Update on income taxes, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance is effective for the Company beginning January 1, 2014. The Company adopted this guidance as of January 1, 2014 and its adoption did not have a material effect on the Company’s consolidated financial statements.

(g)         Revision to previously issued financial statements

In connection with the preparation of the consolidated financial statements for the third quarter of 2013, an incorrect classification was identified with respect to the manner in which the Company classified the tenant improvement allowance of $3,204 provided by the lessor in the lease for its new corporate headquarters which commenced on January 1, 2013. At recognition of the tenant improvement allowance provided, the Company properly recorded on its Consolidated Balance Sheets the cost of the improvements as a fixed asset and the tenant improvement allowance as a deferred rent credit. In the Company’s Consolidated Statement of Cash Flows provided in its Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013, the tenant improvements were incorrectly classified as cash used in investing activities and the offsetting increase in deferred rent was incorrectly classified as an adjustment of cash flows provided by operating activities. The Company has now determined that the tenant improvement allowance should have been netted against the Purchases of property and equipment to reflect the non-cash nature of these transactions in the periods presented. The effect of the misclassification in the Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and the six months ended June 30, 2013 was a $3,204 overstatement of both net cash provided by operating activities and net cash used in investing activities. The Company assessed this misclassification and concluded that it was not material to the Company’s previously issued financial statements. The Company has properly presented the tenant improvement transaction in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and year ended December 31, 2013. The revision of the three month period ended March 31, 2013 is reflected in this Report and the revision to the six month period ended June 30, 2013 will be reflected in the Company’s second quarter filing of fiscal 2014. The Company’s Consolidated Statements of Operations for first and second quarters of 2013 and the Consolidated Balance Sheets as of March 31, 2013 and June 30, 2013 were not affected by this misclassification and remain unchanged.

2.     BUSINESS ACQUISITIONS

(a) Actient

The Company completed the acquisition of Actient Holdings, LLC (“Actient”) on April 26, 2013 to expand its specialty therapeutic offerings and expects to benefit from greater leverage in its commercial infrastructure and significant cross-selling opportunities. The total consideration for Actient included base cash consideration of $585,000 plus adjustments for working capital and cash acquired, contingent consideration based on future sales of certain acquired products, and the issuance of 1,250,000 warrants to purchase the Company common stock. The Company funded the cash payments with cash on hand and a $225,000 senior secured term loan (the “Term Loan”) (see Note 7).

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

The above contingent consideration represents a risk adjusted net present value relating to cash payments on achievement of certain sales milestones for Actient urology products as defined in the purchase agreement.

The warrants issued in the acquisition have a strike price of $17.80 and a 10 year life. In accordance with governing accounting guidance, the Company concluded that the warrants were indexed to its stock and therefore they have been classified as an equity instrument.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

As of March 31, 2014, except for certain tax matters, the Company had finalized the valuation of the acquired assets and liabilities of Actient. Any adjustments, if necessary, to the preliminary fair values will be made no later than one year from the April 26, 2013 acquisition date and will be reported in the Company’s Form 10-Q for the quarter ended June 30, 2014. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

April 26, 2013
Cash	$11,514
Accounts receivable, trade	25,511
Inventory	21,704
Prepaid expenses and other current assets	3,573
Property and equipment	2,376
Purchased intangibles	667,000
Goodwill	104,146
Other long-term assets	5,348
Total assets acquired	841,172
Contingent consideration assumed	(81,685)
Other liabilities assumed	(26,001)
Deferred tax liabilities	(88,963)
Total net assets acquired	$644,523

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

(b) STENDRA

On October 10, 2013, the Company and VIVUS entered into a license and commercialization agreement (the “STENDRA License Agreement”) and commercial supply agreement (the “STENDRA Supply Agreement”). Under the STENDRA License Agreement, the Company was granted the exclusive right to commercialize VIVUS’s pharmaceutical product, STENDRA, for the treatment of any urological disease or condition in humans, including male ED, in the US and Canada and their respective territories. The Company paid to VIVUS a one-time license fee of $30,000 and $2,144 reimbursement of certain expenditures previously incurred. The STENDRA License Agreement also provides for a regulatory milestone payment and sales-based royalty and milestones payments to be made by the Company.  Under the STENDRA Supply Agreement, VIVUS will be the exclusive supplier to the Company for STENDRA under the terms of the STENDRA License Agreement.

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

The above contingent consideration represents a risk adjusted net present value relating to cash payments on achievement of certain milestones and royalty payments as defined in the STENDRA License Agreement.

3.     RESTRUCTURING ACTIVITIES

In connection with the acquisition of Actient, the Company undertook actions to realign its sales, sales support, and management activities and staffing, which included severance benefits to former Actient employees. For former Actient employees that agreed to continue employment with the Company for a merger transition period, the severance payable upon completion of their retention period is being expensed over their respective retention period. All severance obligations are expected to amount to $5,710, of which $5,584 was recorded to selling, general and administrative expense during the year ended December 31, 2013.  The remaining severance payments will be made through the first quarter of 2015.

The following table summarizes the activity within the restructuring liability:

Employee- Related Severance
Balance at December 31, 2013	$3,728
Plus: Restructuring charge	126
Less: payments made during the period	(2,234)
Balance at March 31, 2014	$1,620

4.     FAIR VALUE MEASUREMENTS

As of March 31, 2014, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$56,426	$56,426	$0	$0
Short-term investments	20,239	3,720	16,519	0
Total financial assets	$76,665	$60,146	$16,519	0

Liabilities
Contingent consideration	$223,361	$0	$0	$223,361

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$47,749	$47,749	$0	$0
Short-term investments	23,437	8,430	15,007	0
Total financial assets	$71,186	$56,179	$15,007	0

Liabilities
Contingent consideration	$218,644	$0	$0	$218,644

Financial assets

The Company considers its short-term investments to be “available for sale” and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at March 31, 2014 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $191 as of March 31, 2014.

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

There were no transfers between Level 1 and 2 during the three months ended March 31, 2014.

Contingent consideration

The Level 3 liability is contingent consideration related to the acquisition of Actient and STENDRA described in Note 2. The range of the undiscounted amounts of contingent consideration ultimately payable is principally dependent on future sales of the products acquired.  Fair value is determined based on assumptions and projections relevant to revenues and a discounted cash flow model using a risk-adjusted discount rate of 14% and 18% for Actient and STENDRA, respectively. Assumptions include the expected value of royalties and milestone payments due on estimated settlement dates, volatility of product supply, demand and prices, and the Company’s cost of money.  The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained.  A 1% change in this discount rate would have a $4.4 million change in the contingent consideration liability.  Changes in the fair value of contingent consideration related to the updated assumptions and estimates are recognized in the consolidated statements of operations.

The table below provides a roll forward of the fair value of contingent consideration since the Actient and STENDRA acquisition dates.

Contingent consideration	Actient	STENDRA	Total
Ending balance, December 31, 2013	$120,444	$98,200	$218,644
Change in contingent consideration charged to operations	(17,683)	25,400	7,717
Payments of contingent consideration	(3,000)	0	(3,000)
Ending balance, March 31, 2014	$99,761	$123,600	$223,361

Debt outstanding

The Company’s Term Loan and 2018 Convertible Notes are measured at amortized cost in the Company’s Consolidated balance sheets and not fair value.

Management estimates that the fair value of the Term Loan outstanding at March 31, 2014 approximates its principal value of $261,981 based upon market interest rates (a Level 2 fair value measurement).  As of March 31, 2014, the principal balance outstanding of the Company’s 2018 Convertible Notes is $350,000 with a carrying value of $296,632 and a fair value of approximately $462,277, based on active trading activity in this security (a Level 1 fair value measurement).

5.     INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$7,383	$6,680
Work-in-process	83,120	71,890
Finished goods	19,578	18,489
	110,081	97,059
Inventories, current	47,101	42,498
Inventories, non-current	$62,980	$54,561

6.     ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2014	2013
Payroll and related expenses	$13,653	$20,435
Royalty expenses	6,470	11,638
Research and development expenses	5,295	6,206
Sales and marketing expenses	23,907	15,283
Rebates, discounts and returns accrual	67,501	52,044
Interest	1,094	2,406
Other	17,168	13,952
	$135,088	$121,964

7.     LONG-TERM DEBT

Term Loan

In order to partially fund a portion of the costs and related expenses of the acquisition of Actient described in Note (2), the Company entered into a Term Loan agreement in April 2013 with a syndicate of banks to borrow $225,000 in principal value. In September 2013, the Company borrowed an additional $50,000 under the Term Loan agreement. The original issue discount together with issuance costs of the Term Loan, amounting to $12,148, is being accreted to Interest expense over the stated term of the Term Loan agreement and the unamortized balance has been deducted from the Term Loan balance shown in the Balance Sheet.  The net carrying amount of the Term Loan as of March 31, 2014 and December 31, 2013, was $252,510 and $255,145, respectively.

The Term Loan principal must be repaid in equal quarterly installments of 1.25% per quarter commencing on June 30, 2013, with the remainder of the borrowings to be paid on the maturity date of April 26, 2017, unless otherwise prepaid prior to such date in accordance with the terms of the Term Loan.  The Company can elect loans to bear interest at a rate equal to either Base Rate (as defined in the agreement) or LIBOR, plus a margin. The Base Rate interest rate margin is 4.00% and the LIBOR interest rate margin is 5.00%. The Term Loan agreement also establishes a floor rate for both the Base Rate and LIBOR options. As of the date hereof, the Company has elected to base the interest rate of the borrowings on LIBOR. As of March 31, 2014, the total interest rate on the Term Loan principal was 6.25%.

The Term Loan contains no financial covenants but contains usual and customary operating and restrictive covenants for a facility of this type. Events of default under the Term Loan are also usual and customary for transactions of this type. As of March 31, 2014, the Company was in compliance with Term Loan covenants.

Senior Convertible Notes

In January 2013, the Company issued $350 million aggregate principal amount of the 2018 Convertible Notes, in a registered public offering. Interest is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2013. The Company received net proceeds of $310,396 from issuance of the 2018 Convertible Notes, which amount is net of $11,079 debt issuance costs and net payments of $28,525 related to its hedge transactions. The net carrying amount of the 2018 Convertible Notes as of March 31, 2014 and December 31, 2013, was $296,632 and $293,747, respectively.

The initial conversion rate for the 2018 Convertible Notes is 41.3770 shares of common stock per $1,000 principal amount of the 2018 Convertible Notes, representing an initial effective conversion price of approximately $24.17 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2018 Convertible Notes, but will not be adjusted for accrued and unpaid interest.  Prior to July 15, 2018, the 2018 Convertible Notes are convertible by the holders only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2013 (and only during such fiscal quarter), if the last reported sale price of the Company common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “2018 Convertible Notes Measurement Period”) in which, for each trading day of such 2018 Convertible Notes Measurement Period, the trading price per $1,000 principal amount of 2018 Convertible Notes on such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of March 31, 2014, none of the conditions allowing holders of the 2018 Convertible Notes to convert had been met.

The Company may not redeem the 2018 Convertible Notes prior to maturity. However, in the event of a fundamental change, as defined in the indenture, the holders of the 2018 Convertible Notes may require the Company to purchase all or a portion of its 2018 Convertible Notes at a purchase price equal to 100% of the principal amount of the 2018 Convertible Notes, plus accrued and unpaid interest, if any, to the repurchase date.  Holders who convert their 2018 Convertible Notes in connection with a make-whole fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate.

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

Upon conversion of a note, holders of the 2018 Convertible Notes will receive up to the principal amount of the converted note in cash and any excess conversion value (conversion spread) in shares of its common stock. The amount of cash and the number of shares of the Company’s common stock, if any, will be based on a 60 trading day observation period as described in the indenture. As described in Note (1), the conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method, if the effect is dilutive.

To hedge against potential dilution upon conversion of the 2018 Convertible Notes, the Company purchased call options on its common stock. The call options give the Company the right to purchase up to 14,481,950 shares of its common stock at $24.17 per share subject to certain adjustments that correspond to the potential adjustments to the conversion rate for the 2018 Convertible Notes. The Company paid an aggregate of $70,000 to purchase these call options. The call options will expire on July 15, 2018, unless earlier terminated or exercised. To reduce the cost of the hedge, in a separate transaction, the Company sold warrants. These warrants give the holder the right to purchase up to 14,481,950 shares of common stock of the Company at $27.36 per share, subject to certain adjustments. These warrants will be exercisable and will expire in equal installments for a period of 140 trading days beginning on October 15, 2018. The Company received an aggregate of $41,475 from the sale of these warrants. In accordance with governing accounting guidance, the Company concluded that the call options and warrants were indexed to its stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively unless certain conditions occur. The net amount of $28,525 was recorded as a reduction to additional paid-in capital. The settlement terms of the call options provide for net share settlement and the settlement terms of the warrants provide for net share or cash settlement at the option of the Company.

8.   STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2004 Equity Compensation Plan, as amended and restated, and as approved by the stockholders of the Company (the “2004 Plan”), qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and service providers. As of March 31, 2014, the Company had granted non-qualified stock options and stock awards under the 2004 Plan and as of March 31, 2014, there were 1,208,179 shares available for future grants under the 2004 Plan.

(a)         Stock Options

During the three months ended March 31, 2014, the Company granted non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. Stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, and generally have a 10-year contractual term and vest no later than four years from the date of grant (with some providing for automatic vesting upon a change of control of the Company unless an acquirer in a change of control transaction assumes such outstanding option).

The following tables summarize stock option activity for the three month period ended March 31, 2014:

	Three Months Ended March 31, 2014
			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Stock options	Shares	price	life (in years)	value
Options outstanding:
Outstanding at December 31, 2013	7,345,535	$21.82
Granted	1,043,315	29.64
Exercised	(552,259)	19.90
Cancelled	(94,254)	21.76
Outstanding at March 31, 2014	7,742,337	23.01	7.07	$41,523
Exercisable at March 31, 2014	4,336,970	23.68	5.75	21,824

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value, based on the Company’s stock closing price of $27.18 as of March 31, 2014, that would have been received by the option holders had all option holders exercised their options as of that date.  During the three months ended March 31, 2014, total intrinsic value of options exercised was $5,884.  As of March 31, 2014, exercisable options to purchase 2,608,064 shares of the Company’s common stock were in-the-money.

Of the options cancelled during the three months ended March 31, 2014, 80,616 represented unvested options forfeited with an average exercise price of $20.65 and 14,138 represented vested options cancelled with a weighted average exercise price of $28.13.

(b) Performance-Based Restricted Stock Units (“PRSUs”)

During the three months ended March 31, 2014, the Company granted a total 205,600 PRSUs to certain senior management employees.  The PRSUs will be earned based on the Company’s total shareholder return (“TSR”) as compared to a peer group of companies at the end of the performance period, which performance period is January 1, 2014 to December 31, 2016.  These PRSUs were granted with a grant date fair value of $30.77 and the number of PRSUs reflected as granted represents the target number of shares that are eligible to vest subject to the attainment of the performance goal.  Depending on the outcome of the performance goal, a recipient may ultimately earn a number of shares greater or less than their target number of shares granted, ranging from 0% to 150% of the PRSUs granted. Shares of the Company’s common stock are issued on a one-for-one basis for each PRSU earned and participants vest in their PRSUs at the end of the performance period.

The fair value of the TSR PRSUs granted during the three months ended March 31, 2014 was determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

Closing stock price on grant date	$28.30
Performance period starting price	$20.36
Term of award (in years)	2.87
Volatility	38.10%
Risk-free interest rate	0.62%
Expected dividend yield	0.00%
Fair value per TSR PSU	$30.77

The performance period starting price is measured as the average closing price over the last 20 trading days prior to the performance period start. The Monte Carlo simulation model also assumed correlations of returns of the prices of the Company’s common stock and the common stocks of the comparator group of companies and stock price volatilities of the comparator group of companies.

Compensation expense for the PRSUs is based upon the number and value of shares expected to vest and compensation expense is recognized over the applicable vesting period. All compensation cost for the PRSUs will be recognized if the requisite service period is fulfilled, even if the market condition is never satisfied.  The following table summarizes the PSRU activity for the three months ended March 31, 2014:

	PRSUs	Weighted-average grant date fair value
Balance at December 31, 2013	174,333	$18.44
Granted	205,600	30.77
Vested	(39,826)	18.74
Cancelled	(70,275)	18.18
Balance at March 31, 2014	269,832	$27.77

(c) Restricted Stock Unit“ (“RSUs”)

During the three months ended March 31, 2014, the Company also granted RSUs to employees. These RSUs generally vest ratably over three years at one year intervals from the grant date. Upon vesting, a RSU is converted into one share of the common stock of the Company. The following table summarizes the RSU activity for the three months ended March 31, 2014:

	RSUs	Weighted-average grant date fair value
Balance at December 31, 2013	318,888	$17.93
Granted	344,473	29.62
Vested	(96,926)	18.35
Cancelled	(9,408)	22.31
Balance at March 31, 2014	557,027	$25.04

(d) Restricted Stock Awards (“RSAs”)

RSAs are considered issued and outstanding at the time of grant, but are still subject to vesting and forfeiture. The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted common stock activity for the three months ended March 31, 2014:

	Restricted Stock	Weighted-average grant date fair value
Balance at December 31, 2013	21,460	$18.50
Granted	0	—
Vested	(1,000)	20.07
Cancelled	(66)	24.62
Balance at March 31, 2014	20,394	$18.40

(e) Valuation and Expense Information

The following aggregate stock-based compensation was included in the Company’s consolidated statements of operations:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Cost of goods sold	$40	$30
Research and development	669	698
Selling, general and administrative	3,414	3,031
Total	$4,123	$3,759

Stock-based compensation costs capitalized as part of inventory amounted to $7,072 at March 31, 2014 and $6,613 at December 31, 2013.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes model and applying the assumptions in the following table.

	Three Months Ended March 31,
	2014	2013
Weighted average assumptions:
Expected life of options (in years)	5.50	6.25
Risk-free interest rate	1.77%	1.14%
Expected volatility	46.13%	49.01%
Expected dividend yield	0.00%	0.00%

Prior to the first quarter of 2014, the Company had used the simplified calculation of expected option life prescribed in the guidance issued by the Securities and Exchange Commission because the Company’s history was inadequate to determine a reasonable estimate of the option life.  Effective the first quarter of 2014, the Company determined that it had sufficient historical data to develop an expected option life to be used in its Black Scholes calculation.  During the three months ended March 31, 2014, the weighted-average grant-date fair value of options granted was $13.04. As of March 31, 2014, there was approximately $44,600 of total unrecognized stock-based compensation cost related to all share-based payments that will be recognized over the weighted-average period of 2.6 years.

9.   LITIGATION

The Company is currently involved in 13 individual civil actions related to its TRT products, Testim and TESTOPEL, wherein the plaintiffs allege, among other things, bodily injury and, in some cases, wrongful death, based on theories of strict liability, fraud and inadequacy of the product warning labels.  The first complaint was served on the Company on February 27, 2014, shortly after the FDA announced that it had commenced a safety investigation into TRT products.  These lawsuits have been filed in certain federal and state courts.   In several of the complaints filed against the Company, the Company is named as a co-defendant with its previous co-promotion partner, GlaxoSmithKline LLC, and, in some instances, with certain of its competitors who also sell TRT products such as AbbVie Inc. (“AbbVie” and, together with its predecessor in interest, Abbott Laboratories Inc., “Abbott/AbbVie”), Eli Lilly and Company (“Lilly”) and Pfizer, Inc. (“Pfizer”).  The Company has timely notified the carriers of those of its insurance policies with coverage the Company believes is applicable to the liability of the litigation related to its TRT products.  The Company’s primary insurer has acknowledged that it has a duty to defend and indemnify the Company with respect to the allegations made in plaintiffs’ complaints as originally filed with the relevant courts; it has, however, reserved its rights to deny coverage on the basis of certain allegations in the relevant complaints related to dishonest, fraudulent, malicious or intentionally wrongful acts.

Based upon the number of similar complaints served on other manufacturers of TRT products, the Company believes it is reasonable to expect that the Company will be named as a defendant and/or co-defendant in additional complaints.

The TRT-related complaints against the Company have only been filed recently by the respective plaintiffs.  None of the complaints alleges specific damage amounts.  The Company is investigating the underlying causes of actions upon which the complaints are based.  The Company filed a Motion to Dismiss the first-filed case, in the U.S. District Court for the Central District of California.  Subsequently, the plaintiff in that case voluntarily withdrew his lawsuit. The Company filed similar motions in other matters and is in the process of preparing responses to the additional suits.

The Company intends to vigorously defend against the civil actions. These pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to determine or estimate a range of possible loss, if any. The Company is unable to estimate the possible loss or range of loss for the legal proceedings described above. Litigation is unpredictable and, while it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company has incurred and expects to continue to incur significant legal fees in the defense of these actions, which legal fees the Company currently expenses as incurred.

Other Matters

The Company is party to various other actions and claims arising in the normal course of business. The Company believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or the manner in which the Company conducts its business. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While the Company does not believe that the amount of such excess loss could be material to the Company’s financial position, any such loss could have a material adverse effect on Company’s results of operations or the manner in which the Company conducts its business in the period(s) during which the underlying matters are resolved.

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

Special Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financings, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements.  Such risks and uncertainties include, among other things:

•                  our ability to forecast our performance accurately;

•                  the effect of the significant decline in sales of Testim, the decline of the TRT market in general and the future TRT market dynamics;

•                  the commercial success of our products in the U.S. and, through our collaborators, internationally;

•                  our ability to continue successfully launching STENDRA and XIAFLEX for the treatment of PD, and our ability to obtain label expansions for STENDRA and for XIAFLEX for the treatment of multiple DC cords;

•                  the success of the efforts of VIVUS to seek a 15-minute onset of action label expansion for STENDRA;

•                  obtaining and maintaining third-party payor coverage and reimbursement at reasonable reimbursement rates for our products and, if approved, our product candidates;

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

•                  our ability to successfully defend ourselves in the various litigations regarding, among other things, alleged negative effects of our testosterone replacement therapy (“TRT”) products;

•                  growth in sales of our products;

•                  growth of the ED markets;

•                  our ability to integrate the remaining operations of Actient and its subsidiaries into our operations successfully and efficiently;

•                  our ability to materialize the remaining synergies and benefits, including revenue and profit growth, from the acquisition of Actient;

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

•                  the costs associated with acquiring and/or developing, and the ability to acquire and/or develop, additional product candidates or approved products;

•                  the ability to enroll patients in clinical trials for our product candidates in the expected timeframes;

•                  the ability to obtain authorization from the FDA or other regulatory authorities to initiate clinical trials of our product candidates within the expected timeframes;

•                  the ability to deliver on our current or future pipeline;

•                  the ability to build out our business and development pipeline in specialty therapeutic areas through corporate development and licensing activities or acquisition activities;

•                  demonstrating the safety and efficacy of product candidates at each stage of development;

•                  results of clinical trials;

•                  meeting applicable regulatory standards, filing for, and receiving, required regulatory approvals;

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

These risks and uncertainties are not exhaustive.  For a more detailed discussion of risks and uncertainties, see “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Item 1A — Risk Factors” of Part II of this Report.  Other sections of this Report and our other SEC filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects.  Moreover, we operate in a very competitive and rapidly changing environment.  Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements.  We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws.  We qualify all forward-looking statements by these cautionary statements.

Special Note Regarding Market and Competitive Position Data and Clinical Data

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

Overview

We are a fully integrated specialty biopharmaceutical company with a focus on developing and commercializing innovative products for specialist audiences. With a broad range of first- and second-line products across multiple indications, Auxilium is an emerging leader in the men’s healthcare area and has strategically expanded its product portfolio and pipeline in orthopedics, dermatology and other therapeutic areas. We now have a broad portfolio of 12 approved products (including one product with two indications). Among other products in the U.S., Auxilium markets Testim (testosterone gel) for the topical treatment of hypogonadism, TESTOPEL (testosterone pellets) a long-acting implantable TRT product, STENDRA (avanafil), an oral ED therapy, Edex (alprostadil for injection), an injectable treatment for ED, Osbon ErecAid, the leading vacuum device for aiding ED, XIAFLEX (collagenase clostridium histolyticum or CCH) for the treatment of PD and XIAFLEX for the treatment of DC. We also have programs in Phase 2 clinical development for the treatment of Frozen Shoulder syndrome and cellulite.  Our mission is to improve the lives of patients throughout the world by successfully identifying, developing and commercializing innovative specialty biopharmaceutical products.  Our vision is to be the most consistently successful and most admired specialty biopharmaceutical company.

For the quarter ended March 31, 2014, we reported net revenues of $88.5 million, compared to net revenues of $66.2 million in the first quarter of 2013, an increase of 34%.  For the first quarter of 2014, XIAFLEX U.S. net revenues increased by 38% over the comparable 2013 period to $16.6 million, which amount includes sales related to XIAFLEX for PD.  XIAFLEX for PD was launched in January 2014.  For the first quarter of 2014, U.S. Testim net revenues decreased by 76% from the first quarter of 2013 to $10.9 million. U.S. revenues from our acquired subsidiary, Actient, resulted in U.S. net revenues of $45.3 million for the first quarter of 2014 and included TESTOPEL net revenues of $32.0 million, Edex net revenues of $5.5 million and other U.S. net revenues of $7.8 million.  Net revenues for STENDRA, which was launched in January 2014, were $11.6 million. We reported a net loss of ($56.0) million, or ($1.12) per share (basic and fully diluted), compared to a net loss of ($8.2) million, or ($0.17) per share (basic and fully diluted), reported for the first quarter of 2013. As of March 31, 2014, we had $76.7 million in cash, cash equivalents and short-term investments, compared to $71.2 million at December 31, 2013, and outstanding debt of $296.6 million ($350.0 million at par value) in the form of the 2018 Convertible Notes and $252.5 million ($262.0 million par value) in a senior secured term loan (the “Term Loan”).

We had approximately 650 employees as of March 31, 2014, including approximately 372 employees in our commercial organization, 148 employees in manufacturing and quality, 61 employees in research and development and 69 employees in administrative support.

Pipeline and Research and Development Process

In the R&D area, we are engaged in innovative research investigating potential treatments.  An sBLA for XIAFLEX is under review by the FDA seeking a label expansion to inject multiple DC joints concurrently, which if approved, could provide a non-surgical option for treating two cords in one office visit. It is estimated that 35-40% of annual DC surgical procedures in the U.S. are performed to treat more than one DC cord at a time, so we believe such a potential label expansion, if approved, could provide physicians with another meaningful tool to combat DC effectively and efficiently.  We are also conducting research in the area of Frozen Shoulder syndrome and cellulite with CCH, the active ingredient in XIAFLEX.

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

Certain Significant Developments During the Period Covered by this Report

Significant business developments that occurred during the first quarter of 2014 or that impacted this period include:

•                  In January 2014, we launched XIAFLEX, the first and only proven safe and effective FDA-approved treatment for PD in men with a palpable plaque and a curvature deformity of >30° at the start of therapy.  PD can be a devastating disease for patients and their partners and is estimated to be prevalent in 3-9% of adult men.

•                  In January, 2014, we also launched STENDRA, a PDE5 inhibitor and the first new drug entry into the $3 billion ED market in nearly a decade. With a currently expected September 2014 PDUFA date for a potential label expansion for a 15-minute onset of action, we believe STENDRA is poised to potentially be differentiated in a large market, if approved by the FDA.

•                  On January 8, 2014, we announced that interim data from our Phase 4 retreatment study (AUX-CC-862) evaluating XIAFLEX® in adult patients with DC and a recurrent contracture with a palpable cord will be presented for the first time at the American Association for Hand Surgery (AASH) 2014 Annual Meeting being held January 8-11, 2014 in Kauai, Hawaii.

•                  On January 21, 2014, Auxilium and VIVUS, Inc. announced that the FDA accepted VIVUS’ supplemental application that proposes to revise the STENDRA prescribing information with efficacy and safety information from Study TA-501, entitled “A Randomized, Double-Blind, Placebo-Controlled Evaluation of Avanafil for On-Demand Treatment of Men with Erectile Dysfunction.”

•                  On January 24, 2014,we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit in Washington, D.C. appealing the final judgment of non-infringement entered by the United States District Court for the District of Delaware on December 30, 2013 in Auxilium Pharmaceuticals, Inc., et al. v. Upsher-Smith Laboratories, Inc., No. 13-148-SLR (D. Del.), following the District Court’s December 4, 2013 granting of summary judgment in favor of Upsher-Smith Laboratories, Inc.

•                  On February 24, 2014, we announced that the FDA accepted our submission of an sBLA requesting approval of XIAFLEX for the treatment of two DC cords concurrently. The PDUFA date for the sBLA filing is October 20, 2014.

•                  On April 7, 2014, we and Sobi announced that Sobi became the Market Authorisation Holder (MAH) for XIAPEX in 28 EU member countries, Norway, and Iceland on April 3, 2014.  As the MAH, Sobi has now elected to file for market authorization for XIAPEX for the treatment of PD and work is on-going for that filing in the EU.

•                  On April 14, 2014, we and Sobi announced that encore data were presented from multiple clinical trials evaluating the use of XIAFLEX® / Xiapex® in adult patients with PD. These data were presented at the 29th Annual European Association of Urology (EAU) Congress held April 11-15, 2014 in Stockholm, Sweden.

•                  As of the date of this filing, there are 13 individual civil actions related to our TRT products wherein the plaintiffs allege bodily injury and, in some cases, wrongful death, based on theories of strict liability, fraud and inadequacy of the product warning labels.  For further discussion of these litigations, see Part II, Item 1 “Legal Proceedings” in this Report.

•                  As discussed in more detail below under “Results of Operations”, Testim revenue suffered a significant decline in the first quarter of 2014 compared to the first quarter of 2013. We believe that this unexpected decline in Testim revenues in the first quarter of 2014, and the anticipated impact on expected 2014 Testim total revenues, was, and could continue to be, respectively, influenced by several factors, including, but not necessarily limited to:

•                  a shrinking TRT gel market and lower Testim market share;

•                  downward pressure on prescriptions in the TRT gel market, due to (i) recent communications by the FDA regarding its plans to study the safety of TRT products; (ii) recent medical journal publications suggesting potential health risks associated with TRT products; (iii) extensive multimedia advertisement by plaintiffs’ attorneys regarding litigation against companies marketing TRT products; and (iv) the commencement of such litigation against companies marketing TRT products, including Auxilium, which we believe could result in total prescription volume for the TRT gel market for full year 2014 being as much as 25% below 2013;

•                  A greater-than-expected destocking of Testim inventory in the wholesale and retail distribution channels;

•                  A greater-than-expected decrease in our highest-margin non-contracted prescriptions, resulting in a higher-than-expected gross-to-net discount applying to Testim sales as a whole; and

•                  specifically for the first quarter of 2014, our being required to accrue a liability for the higher-than-expected rebates and allowances on all Testim units estimated to be in the wholesale and retail distribution channels.

Results of Operations

Revision to previously issued financial statements

In connection with the preparation of the consolidated financial statements for the third quarter of 2013, an incorrect classification was identified with respect to the manner in which we classified the tenant improvement allowance of $3,204 provided by the lessor in the lease for our new corporate headquarters which commenced on January 1, 2013. At recognition of the tenant improvement allowance provided, we properly recorded in our Consolidated Balance Sheets the cost of the improvements as a fixed asset and the tenant improvement allowance as a deferred rent credit. In the Consolidated Statement of Cash Flows provided in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013, the tenant improvements were incorrectly classified as cash used in investing activities and the offsetting increase in deferred rent was incorrectly classified as an adjustment of cash flows provided by operating activities. We have now determined that the tenant improvement allowance should have been netted against the Purchases of property and equipment to reflect the non-cash nature of these transactions in the periods presented. The effect of the misclassification in the Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and the six months ended June 30, 2013 was a $3.2 million overstatement of both net cash provided by operating activities and net cash used in investing activities. We assessed this misclassification and concluded that it was not material to our previously issued financial statements. We have properly presented the tenant improvement transaction in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and the year ended December 31, 2013. The revision of the three month period ended March 31, 2013 is reflected in this Report and the revision to the six month period ended June 30, 2013 will be reflected in our second quarter filing of fiscal 2014. Our Consolidated Statements of Operations for first and second quarters of 2013 and our Consolidated Balance Sheets as of March 31, 2013 and June 30, 2013 were not affected by this misclassification and remain unchanged.

Three Months Ended March 31, 2014 and 2013

Net revenues.  Net revenues for the three months ended March 31, 2014 and 2013 comprise the following:

	Three months ended March 31,
	2014	2013	Change	% Change
	(in millions)
Testim revenues-
Net U.S. product sales	$10.9	$45.3	$(34.4)	-76%
International revenues	0.9	0.2	0.7	350%
	11.8	45.5	(33.7)	-74%
XIAFLEX revenues-
Net U.S. product sales	16.6	12.0	4.6	38%
International revenues	3.2	8.7	(5.5)	-63%
	19.8	20.7	(0.9)	-4%
Other net U.S. revenues-
TESTOPEL	32.0	0	32.0	n/a
STENDRA	11.6	0	11.6	n/a
Edex	5.5	0	5.5	n/a
Other	7.8	0	7.8	n/a
	56.9	0	56.9	n/a
Total net revenues	$88.5	$66.2	$22.3	34%

Revenue allowance as a percentage of gross U.S. revenues	38%	35%	3%

Net U.S. product sales shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. International revenues represent the amortization of deferred up-front and milestone payments the Company has received through its out-licensing agreements, together with royalties earned on product sales by the licensees.

Testim

Total revenue for Testim for the three months ended March 31, 2014 were $11.8 million compared to $45.5 million for the comparable period of 2013. The decrease in Testim net U.S. revenues is principally due to the following factors:

•                  a shrinking TRT gel market and lower Testim market share, as evidenced by a decline of 26% in total Testim prescriptions for the three months ended March 31, 2014 as compared to the same period in 2013 according to National Prescription Audit data from IMS, a pharmaceutical market research firm;

•                  destocking of Testim inventory in the wholesale and retail distribution channels;

•                  a decrease in our highest-margin non-contracted prescriptions, resulting in a higher gross-to-net discount applying to Testim sales as a whole; and

•                  specifically for the first quarter of 2014, our being required to accrue a liability for the higher rebates and allowances on all Testim units estimated to be in the wholesale and retail distribution channels.

We believe the shrinking TRT market has been influenced by recent communication by the FDA regarding its plans to study the safety of TRT products and publications and advertisements suggesting potential health risks associated with TRT products. Given the changing TRT market dynamics and the potential future entry of generic alternatives to the branded gel TRT product market, we are planning for what we believe is the maturity of the TRT gel  market and we expect to continue managing Testim as a mature product going forward.

XIAFLEX

Total revenues for XIAFLEX in the first quarter of 2014 were $19.8 million compared to $20.7 million in the first quarter of 2013. Net revenues for the three months ended March 31, 2014 include $16.6 million of net U.S. product sales of XIAFLEX compared to the $12.0 million recorded in the first quarter of 2013. This increase was due to growth in product shipments for XIAFLEX for DC as well the launch of XIAFLEX for PD in January 2014.  XIAFLEX international revenues for the three months ended March 31, 2014 amounted to $3.2 million compared to $8.7 million recorded in the first quarter of 2013.  The decrease in XIAFLEX international revenues resulted from the amortization of deferred revenue during the three months ended March 31, 2013 related to the Pfizer Agreement.  There was no revenue recognized for the three months ended March 31, 2014 related to the Pfizer Agreement, as this agreement was terminated during the second quarter of 2013.  This decrease was partially offset by increased sales of XIAFLEX by our collaboration partner, Sobi, which resulted in higher royalties for the three months ended March 31, 2014 as compared to the same period in 2013.

Other net U.S. revenues

Other U.S. net revenues for the three months ended March 31, 2014 include sales of the products we acquired in the April 2013 acquisition of Actient as well as our in-licensing of STENDRA in October 2013.  The Actient revenues included sales of TESTOPEL, Edex and other U.S. products of $32.0 million, $5.5 million and $7.8 million, respectively. We did not have any sales of such products in the prior year period since we had not yet acquired Actient.  We announced a price increase on TESTOPEL at the beginning of March, with an effective date of April 1, 2014.  Therefore, we believe that the revenues recorded in the first quarter of 2014 could include purchases made by our customers in excess of their current needs in advance of the price increase.   In addition, we launched STENDRA, a new first-line oral therapy for ED licensed from VIVUS during January 2014, and recognized total sales of $11.6 for the three months ended March 31, 2014. We believe these revenues include a filling of the wholesale and retail channels in excess of demand as indicated by prescriptions fulfilled in the first quarter of 2014.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the first quarter of 2014 compared to the first quarter of 2013 increased due principally to a decrease in our highest-margin non-contracted prescriptions of Testim during the first quarter of 2014, resulting in a higher gross-to-net discount applying to Testim sales as a whole; and specifically for the first quarter of 2014, an accrual for a liability relating to the higher rebates and allowances on all Testim units estimated to be in the wholesale and retail channels at December 31, 2013.  In addition, the higher percentage in the first quarter of 2014 was impacted by coupons offered on sales of STENDRA in conjunction with the product launch.  These increases were partially offset by a lower level of allowances on sales of Actient products which were acquired during the second quarter of 2013.  We believe that our revenue allowances as a percentage of gross U.S. revenues could decrease in subsequent periods as compared to the first quarter of 2014 as other products with lower levels of discounts become a more significant portion of our overall revenues and Testim becomes a smaller portion of our revenues.

Cost of goods sold.    Cost of goods sold were $18.1 million and $15.1 million for the three months ended March 31, 2014 and 2013, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to our licensors, and the amortization of the deferred costs associated with the collaboration agreements with Actelion, Asahi, Pfizer and Sobi. Cost of goods sold excludes the amortization of product rights associated with the Actient and STENDRA acquisitions. The increase in cost of goods sold in the first quarter of 2014 over the same period in 2013 was principally attributable to the Actient acquisition, offset in part by decreased Testim sales as well as a reduction in deferred costs related to the Pfizer Agreement. The gross margin rate on our net revenues was 80% for the three months ended March 31, 2014 compared to 77% for the same period in 2013. The increase in the gross margin rate is due to a higher margin contribution on the acquired Actient products, offset partially by a decrease in our Testim net revenues as discussed above.

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

Research and development expenses were $11.0 million and $11.9 million for the three months ended March 31, 2014 and 2013, respectively. This decrease in expense resulted principally from lower spending on the XIAFLEX multi-cord phase 3 clinical trial for DC and decreased spending on the Phase 3 trials for XIAFLEX for the treatment of Peyronie’s. These decreases were partially offset by increased spending on the XIAFLEX Phase 2 trials for cellulite and Frozen Shoulder syndrome, which commenced during the fourth quarter of 2013.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $78.0 million and $44.3 million for the three months ended March 31, 2014 and 2013, respectively. This increase was primarily due to the added expenses of the acquired Actient operations and an increase in marketing and advertising spend related to the launch of XIAFLEX for the treatment of PD and STENDRA.

Amortization of purchased intangibles.    Amortization of purchased intangibles of $19.8 million for the three months ended March 31, 2014 relates to the amortization of the finite-lived intangible assets acquired in the acquisitions of Actient and STENDRA.

Contingent consideration.    Contingent consideration was recorded on the balance sheet at the acquisition date fair value of the Actient and STENDRA acquisitions, based on the consideration expected to be transferred in the form of milestone and royalty obligations, discounted to present value of such payments. Contingent consideration in the Consolidated statement of operations represents the change in the fair value of this contingent consideration. The $7.7 million of contingent consideration expensed during the three months ended March 31, 2014 resulted primarily from an increase in STENDRA royalty and milestone obligations due to higher revenue projections for STENDRA, offset partially by the reversal of an Actient product net sales milestone that the Company does not expect to achieve. This expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving forecasted product revenues on which royalties are payable, the periods in which we estimate sales levels and sales level milestones will be achieved and the discount rates used.

Interest expense.    Interest expense was $9.5 million and $3.0 million for the three months ended March 31, 2014 and 2013, respectively.  The increase period-over-period is principally due to interest expense on our Term Loan, which was entered into in April 2013, as well as slightly higher interest expense on our $350 million aggregate principal amount 2018 Convertible Notes issued in January 2013 due to a full quarter of interest expense.

Other expense, net.    Other expense, net for the three months ended March 31, 2014 and 2013 relates primarily to realized losses on investments, partially offset by interest earned on cash, cash equivalents and short-term investments.

Income tax expense.  The income tax expense for the three months ended March 31, 2014 represents income taxes payable in certain state jurisdictions. There was no income tax expense/benefit for the comparable period in 2013.

Liquidity and Capital Resources

We had approximately $76.7 million and $71.2 million in cash, cash equivalents and short-term investments as of March 31, 2014 and December 31, 2013, respectively. We believe that our current financial resources, when combined with cash generated from operations, will be adequate for the Company to fund our anticipated operations for at least the next 12 months. We may, however, elect to raise additional funds to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products, product candidates or companies or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our financial resources will depend on many factors, including:

•                  our ability to successfully market our products;

•                  our ability to manage the maturity and decline of the TRT market and any decline in revenues related to our TRT products;

•                  our ability to continue successfully launching STENDRA and XIAFLEX for the treatment of PD, and our ability to obtain label expansions for STENDRA and for XIAFLEX for the treatment of multiple DC cords;

•                  the success of the efforts of VIVUS to seek a 15-minute onset of action label expansion for STENDRA,

•                  entry into the marketplace of competitive products, including generics or branded generics to Testim or a competing product;

•                  our ability to integrate the remaining operations of Actient and its subsidiaries into our operations successfully and efficiently;

•                  our ability to materialize the remaining synergies and benefits, including revenue and profit growth, from the acquisition of Actient;

•                  the risk or costs associated with the Actient acquisition being greater than we anticipate;

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

•                  the cost of defending various civil litigations relating to our TRT products, including costs associated with the matters described in Part II, Item 1 of this Report under “Legal Proceedings”, or the outcome of any such matters;

•                  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including costs associated with the matters described in Part II, Item 1 of this Report under “Legal Proceedings”, or the outcome of any such matters, or any other matter that may result from a challenge to our intellectual property rights; and

•                  the extent to which we acquire or invest in businesses and technologies.

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

Sources and Uses of Cash

Cash provided by operations was $3.9 million for the three months ended March 31, 2014 compared to $1.9 million for the three months ended March 31, 2013. Cash provided by operations for the three months ended March 31, 2014 resulted primarily from an increase in accounts payable and accrued expenses due to the timing of payments associated with operating expenses and increased revenue, which resulted in higher accruals for revenue allowances. This increase was partially offset by higher inventory levels required to meet our growth in product sales. Cash provided by operations for the three months ended March 31, 2013 resulted primarily from the collection of accounts receivable and an increase in accounts payable and accrued expenses, offset partially by a decrease in deferred revenue.

Cash provided by investing activities was $0.8 million for the three months ended March 31, 2014 compared to cash used in investing activities of $12.4 million for the three months ended March 31, 2013. The cash impact of investing activities relates primarily to net redemptions of $3.3 million and net purchases of $10.5 million of short-term investments in marketable debt securities for the three months ended March 31, 2014 and 2013, respectively, as well as our investments in property and equipment in both periods. Our investments in property and equipment for the three months ended March 31, 2014 related primarily to the implementation of a new accounting system as well as investments in other software projects.  The property and equipment cash outflows for the same period in 2013 relate primarily to investments made in our new headquarters facility.

Cash provided by financing activities was $3.9 million and $310.3 million for the three months ended March 31, 2014 and 2013, respectively. Cash provided by financing activities for the first quarter of 2014 reflects $11.0 million of cash received from the exercise of stock options, partially offset by a principal payment on our term loan of $3.4 million and contingent consideration payments of $2.7 million related to the Actient acquisition.  Cash provided by financing activities for the three months ended March 31, 2013 principally represents the net proceeds of $338.9 million after deducting underwriters’ discounts and commissions and offering expenses from the issuance of the 2018 Senior Convertible Notes and net payments of $28.5 related to our related hedge transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

New Accounting Pronouncements

See Note 1(e) - New Accounting Pronouncements to the Company’s Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. There have been no material changes in our exposure to market risks since December 31, 2013. Refer to “Item 7 A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information.

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

Changes in Internal Control over Financial Reporting.

We implemented a new accounting system during the first quarter of 2014. During each phase of the implementation, an appropriate level of employee training, testing of the system and monitoring of the financial results recorded in the system was conducted. This migration to a new system represents a change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There were no other changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Hatch-Waxman Litigation

For a description of the ongoing litigations with each of Upsher-Smith Pharmaceuticals, Inc. (“Upsher-Smith”) and Actavis, Inc. (then known as Watson Pharmaceuticals, Inc.) (“Actavis”), please see “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year- ended December 31, 2013, filed with the SEC on February 28, 2013 (the “2013 10-K Litigation Disclosure”).  A recent development in the Actavis litigation is that a trial has now been currently scheduled to commence on September 8, 2014.

TRT Products Civil Litigation

As of the date of this filing, we are currently involved in 13 individual civil actions related to our TRT products, Testim and TESTOPEL, wherein the plaintiffs allege, among other things, bodily injury and, in some cases, wrongful death, based on theories of strict liability, fraud and inadequacy of the product warning labels.  The first complaint was served on us on February 27, 2014, shortly after the FDA announced that it had commenced a safety investigation into TRT products.  These lawsuits have been filed in certain federal and state courts.   In several of the complaints filed against us, we are named as a co-defendant with our previous co-promotion partner, GlaxoSmithKline LLC, and, in some instances, with certain of our competitors who also sell TRT products such as AbbVie, Lilly and Pfizer.  We have timely notified the carriers of those of our insurance policies with coverage we believe is applicable to the liability of the litigation related to our TRT products.  Our primary insurer has acknowledged that it has a duty to defend and indemnify us with respect to the allegations made in plaintiffs’ complaints as originally filed with the relevant courts; it has, however, reserved its rights to deny coverage on the basis of certain allegations in the relevant complaints related to dishonest, fraudulent, malicious or intentionally wrongful acts.

Additionally, similar lawsuits have been filed against other manufacturers of TRT products.  Notably, approximately 56 suits have been consolidated in the U.S. District Court for the Northern District of Illinois before Judge Kennelly against Abbott/AbbVie and others.  In some of these lawsuits, certain parties have moved to request consolidation of various of the existing lawsuits into a multi-district litigation (“MDL”).  It is too soon to know how these MDL requests will affect the lawsuits against Auxilium.

Based upon the number of similar complaints served on other manufacturers of TRT products, we believe it is reasonable to expect that Auxilium will be named as a defendant and/or co-defendant in additional complaints.

The TRT-related complaints against us have only been filed recently by the respective plaintiffs.  None of the complaints alleges specific damage amounts.  We are investigating the underlying causes of actions upon which the complaints are based.  We filed a Motion to Dismiss in the first-filed case, in the U.S. District Court for the

Central District of California.  Subsequently, the plaintiff in that case voluntarily withdrew his lawsuit. We filed similar motions in other matters and are in the process of preparing responses to the additional suits.

We intend to vigorously defend against the civil actions. These pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine or estimate a range of possible loss, if any. We are unable to estimate the possible loss or range of loss for the legal proceedings described above. Litigation is unpredictable and, while it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows. We have incurred and expect to continue to incur significant legal fees in the defense of these actions, which legal fees we currently expense as incurred.

Other Matters.

We are party to various other actions and claims arising in the normal course of business that we do not believe are material.  We believe that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on our financial position or the manner in which we conduct our business. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While we do not believe that the amount of such excess loss could be material to our financial position, any such loss could have a material adverse effect on our results of operations or the manner in which we conduct our business in the period(s) during which the underlying matters are resolved.

Item 1A.  Risk Factors.

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 in evaluating our business, financial position, future results and prospects. The information presented below updates and supplements those risk factors for the matters  identified below and should be read in conjunction with the risks and other information contained in our Form 10-K and this Report.  The risks described in our Form 10-K, as updated as described above and as set forth below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

The market for TRT products generally and for Testim may continue to decline and the market for our other TRT products may decline similarly.

The TRT gel market has declined significantly recently, and sales of Testim have also declined significantly.  The exact reasons for this decline are difficult to pinpoint.  We believe, however, that recent FDA communications regarding its plans to study the safety of TRT products, recent medical journal publications suggesting potential health risks associated with TRT products, the commencement of product liability litigation against us and other companies who market TRT products, and massive advertisement efforts regarding such litigation have contributed to this market decline.  The market for our other TRT products, TESTOPEL and Striant, may also decline for these or other reasons.  The market for our TRT products may decline more rapidly than the overall TRT gel market or the overall TRT market.  Continued decline of our Testim sales or any significant decline in the sales of our other TRT products could have a material adverse impact on the revenues we derive from our TRT products.  A significant reduction in revenue we derive from our TRT Products could have a material adverse effect on our business, results of operations and financial condition, including without limitation, our liquidity and net working capital and could materially and adversely affect our ability to execute on our short and long-term business plans.

Liability and costs resulting from litigation relating to our TRT products or from any potential investigations involving any of our TRT products could have a material adverse effect on our revenues and impair our ability to execute our business plans.

As of the date of this filing, we are currently involved in 13 individual civil actions related to our TRT products, Testim and TESTOPEL, wherein the plaintiffs allege, among other things, bodily injury and, in some cases, wrongful death, based on theories of strict liability, fraud and inadequacy of the product warning labels.  The first complaint was served on us on February 27, 2014, shortly after the FDA announced that it had commenced a safety investigation into TRT products.  These lawsuits have been filed in certain federal and state courts.   In

several of the complaints filed against us, we are named as a co-defendant with our previous co-promotion partner, GlaxoSmithKline LLC, and, in some instances, with certain of our competitors who also sell TRT products such as AbbVie, Lilly and Pfizer.  We have timely notified the carriers of those of our insurance policies with coverage we believe is applicable to the liability of the litigation related to our TRT products.  Our primary insurer has acknowledged that it has a duty to defend and indemnify us with respect to the allegations made in plaintiffs’ complaints as originally filed with the relevant courts; it has, however, reserved its rights to deny coverage on the basis of certain allegations in the relevant complaints related to dishonest, fraudulent, malicious or intentionally wrongful acts.

Additionally, similar lawsuits have been filed against other manufacturers of TRT products.  Notably, approximately 56 suits have been consolidated in the U.S. District Court for the Northern District of Illinois before Judge Kennelly against Abbott/AbbVie and others.  In some of these lawsuits, certain parties have moved to request consolidation of various of the existing lawsuits into an MDL.   It is too soon to know how these MDL requests will affect the lawsuits against Auxilium.

Based upon the number of similar complaints served on other manufacturers of TRT products, we believe it is reasonable to expect that Auxilium will be named as a defendant and/or co-defendant in additional complaints.

The TRT-related complaints against us have only been filed recently by the respective plaintiffs.  None of the complaints alleges specific damage amounts.  We are investigating the underlying causes of actions upon which the complaints are based.  We filed a Motion to Dismiss in the first-filed case, in the U.S. District Court for the Central District of California.  Subsequently, the plaintiff in that case voluntarily withdrew his lawsuit. We filed similar motions in other matters and are in the process of preparing responses to the additional suits.

We intend to vigorously defend against the civil actions. These pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine or estimate a range of possible loss, if any. We are unable to estimate the possible loss or range of loss for the legal proceedings described above. Litigation is unpredictable and, while it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows. We have incurred and expect to continue to incur significant legal fees in the defense of these actions, which legal fees we currently expense as incurred.

Litigation is inherently unpredictable, and excessive verdicts do occur.  The defense costs related to these matters, as well as any judgments or settlements of claims in these matters, could be significant and our available insurance may not be adequate to cover these potential liabilities.  If our available insurance coverage does not adequately mitigate the financial consequence of these or any future matters related to our TRT products, the associated costs could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid or may exceed our then available financial resources  Our revenues also may be materially adversely affected by these pending actions as any negative publicity relating to, or adverse finding in, any of these matters may cause a reduction in the sales of our TRT products or the removal of our TRT products from the market.

In addition to the civil actions currently pending and that may be filed against us, state and federal governments or other enforcement bodies may commence investigation of, and/or bring actions related to, our TRT products.  If any such investigation is commenced against us, we could incur significant costs in connection with complying with or defending ourselves in such an investigation.  Moreover, any such investigation could result in fines or penalties being assessed against us, or additional civil claims or criminal charges being brought against Auxilium.  Additional product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish MDL proceedings may be commenced against us and  we may be named as an additional defendant in any of those class actions or MDLs currently pending against other manufacturers of TRT products.  Also, our former co-promotion partner, GSK, or our other collaborators may incur liabilities related to our TRT products for which we may be obligated to indemnify them pursuant to the terms of our commercial agreements.  If any of the foregoing were to occur, the defense costs related to any such matter, as well as any judgments or settlements of claims in any such matters could be significant, and may have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.  Our revenues also may be materially adversely affected by any such matter as any negative publicity relating to, or adverse finding in, any such matters may cause a reduction in the sales of our TRT products or the removal of our TRT products from the market.

We may incur substantial liabilities in connection with current product liability lawsuits brought against us as well as potential future product liability lawsuits.

The commercialization of our products and the clinical testing, manufacture and commercialization of our product candidates, if approved, involves significant exposure to product liability claims. We have products liability insurance that covers our products and the clinical trials of our product candidates that we believe is adequate in both scope and amount and has been placed with what we believe to be reputable insurers. This insurance has a self-insurance retention for the first $1.0 million of liability. Our product liability policies have been written on a claims-made basis.  If any of our product candidates are approved for marketing, we may seek additional coverage. We cannot predict all of the adverse health events that our products or product candidates may cause, or the degree to which current litigation pending against us will reduce the amount of insurance available to mitigate the financial impact of potential future litigation.  As a result, our current and future coverages may not be adequate to protect us from all the liabilities that we may incur, including in connection with the various civil litigations against us involving our TRT products. If losses from product liability claims exceed our insurance coverage and indemnities, we may incur substantial liabilities that exceed our financial resources. In addition, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If we are required to pay a product liability claim, we may not have sufficient financial resources and our business and results of operations may be harmed. Whether or not we are ultimately successful in product liability litigation, such litigation could also consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business.  Additionally, we enter into various agreements where we indemnify third parties such as manufacturers, investigators and collaborative partners for certain product liability claims related to our products.  These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

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

Publications have, from time to time, suggested potential health risks associated with TRT. Potential health risks are described in various articles, including a 2014 study published in PLOS One, a 2013 study published in the Journal of the American Medical Association, a 2009 study published in the New England Journal of Medicine, a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed include increased risk of heart disease, heart attack or stroke in men with a history of heart disease, fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, increased cardiovascular disease risk and the suppression of sperm production.  In March 2014, the FDA notified Auxilium that it had conducted a review of all post-marketing adverse event reports of venous thromboembolic events associated with testosterone use.  The FDA considered this to be “new safety information” and noted that it believes that this new safety information should be included consistently in the labeling for testosterone products including, but not limited to, Testim, TESTOPEL and Striant.  In April 2009, the FDA informed the Company that it had become aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children and female partners to testosterone due to drug transfer (known as transference) from adult males using testosterone gel drug products.  The FDA considered this information to be “new safety information” and requested changes to the prescribing information for Testim, including a “boxed warning”, which is used to highlight warning information that is especially important to the prescriber.  The FDA also required a REMS that includes assessments and a Medication Guide to inform patients. It is possible that studies on the effects of TRT could demonstrate these or other health risks. Most recently, the FDA announced in January 2014 that it is investigating the risk of stroke, heart attack, and death in men taking FDA-approved TRT products.  The European Medicines Agency has recently commenced a similar review.  These regulatory reviews, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact the TRT product sales. These factors could adversely affect our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended March 31, 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2014 to Jan. 31, 2014	None		Not applicable	Not applicable	Not applicable
Feb. 1, 2014 to Feb. 28, 2014	19,427		$25.31	Not applicable	Not applicable
Mar. 1, 2014 to Mar. 31, 2014	15,952		$30.69	Not applicable	Not applicable
Total	35,379	(a)	$27.73	Not applicable	Not applicable

(a) Represents  1,533 shares purchased at an average of $25.56 per share from Andrew I. Koven (Chief Administrative Officer and General Counsel), 2,824 shares purchased at an average of $24.77 per share from James E. Fickenscher (CFO),  2,689 shares purchased at an average of $24.89 per share from Mark Glickman (Executive Vice President of Sales and Marketing), 2,854 shares purchased at an average of $24.94 per share from James P. Tursi (Chief Medical Officer), 2,972 shares purchased at an average of $24.77 per share from Alan J. Wills (Executive Vice President, Corporate Development), 1,564 shares purchased at an average of $25.14 per share from Ben Del Tito, Jr., Ph.D. (Executive Vice President, Regulatory Affairs and Project Management), 1,251 shares purchased at an average of $25.66 per share from Elizabeth V. Jobes (Senior Vice President, Chief Compliance Officer) and 19,692 shares purchased at an average of $29.91 per share from other employees pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock awards issued in accordance with Rule 16 (b) (3) of the Securities Exchange Act of 1934.

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

10.1*

Form of Restricted Stock Unit Grant Agreement — Performance Share Award for executive officers under the Registrant’s 2004 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2014, File No. 000-50855, and incorporated by reference herein).

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

†                          Filed herewith.

*                          Indicates management contract or compensatory plan or arrangement.

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

AUXILIUM PHARMACEUTICALS, INC.

Date:	May 5, 2014	/s/ Adrian Adams
Adrian Adams
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date:	May 5, 2014	/s/ James E. Fickenscher
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

10.1*

Form of Restricted Stock Unit Grant Agreement — Performance Share Award for executive officers under the Registrant’s 2004 Equity Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2014, File No. 000-50855, and incorporated by reference herein).

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

†                           Filed herewith.

*                           Indicates management contract or compensatory plan or arrangement.

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