Form 10-Q
period 2014-06-30
AUXILIUM PHARMACEUTICALS INC
filed 2014-08-07
CIK 1182129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 50,354,788.

AUXILIUM PHARMACEUTICALS AND SUBSIDIARIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$24,863	$47,749
Short-term investments	19,850	23,437
Accounts receivable, trade, net	54,139	89,407
Accounts receivable, other	16,992	7,050
Inventories, current	54,307	42,498
Prepaid expenses and other current assets	7,584	13,714
Deferred tax asset	14,737	14,737

Total current assets	192,472	238,592
Inventories, non-current	57,372	54,561
Property and equipment, net	35,930	35,270
Intangible assets, net	713,321	749,452
Goodwill	98,160	104,146
Other assets	17,971	19,155

Total assets	$1,115,226	$1,201,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,199	$940
Accrued expenses	124,035	121,964
Deferred revenue, current portion	2,122	2,059
Deferred rent, current portion	1,405	1,185
Current portion of term loan	13,609	13,609
Contingent consideration, current	44,170	56,741

Total current liabilities	193,540	196,498
Term loan, long-term portion	236,267	241,536
Senior Convertible Notes	299,518	293,747
Deferred revenue, long-term portion	24,138	24,678
Deferred rent, long-term portion	6,809	7,528
Contingent consideration, long-term portion	151,760	161,903
Deferred tax liability	23,792	23,821

Total liabilities	935,824	949,711

Commitments and contingencies	0	0
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 50,455,353 and 49,744,521 shares issued; 50,273,874 and 49,599,463 shares outstanding at June 30, 2014 and December 31, 2013, respectively	505	497
Additional paid-in capital	616,315	594,970
Accumulated deficit	(432,652)	(340,180)
Treasury stock at cost, 181,479 and 145,058 shares at June 30, 2014 and December 31, 2013, respectively	(4,493)	(3,490)
Accumulated other comprehensive loss	(273)	(332)

Total stockholders’ equity	179,402	251,465

Total liabilities and stockholders’ equity	$1,115,226	$1,201,176

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$83,018	$100,519	$171,537	$166,691
Operating expenses:
Cost of goods sold	30,094	27,216	48,188	42,305
Research and development	11,303	13,626	22,297	25,484
Selling, general and administrative	69,205	74,894	147,221	119,204
Amortization of purchased intangibles	19,970	10,895	39,731	10,895
Contingent consideration	(20,398)	2,258	(12,681)	2,258
Total operating expenses	110,174	128,889	244,756	200,146
Loss from operations	(27,156)	(28,370)	(73,219)	(33,455)
Interest expense	(9,513)	(7,134)	(19,033)	(10,138)
Other income, net	56	234	—	163
Loss before income taxes	(36,613)	(35,270)	(92,252)	(43,430)
Income tax benefit (expense)	118	77,920	(220)	77,920
Net income (loss)	$(36,495)	$42,650	$(92,472)	$34,490
Net income (loss) per common share:
Basic	$(0.73)	$0.87	$(1.85)	$0.70
Diluted	$(0.73)	$0.86	$(1.85)	$0.70
Shares used to compute net income (loss) per common share:
Basic	50,245,490	49,280,151	50,023,223	49,263,832
Diluted	50,245,490	49,583,377	50,023,223	49,564,918

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(36,495)	$42,650	$(92,472)	34,490
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax	(2)	(162)	59	130
Foreign currency translation adjustment	—	(9)	—	(41)
Total	(2)	(171)	59	89
Comprehensive income (loss)	$(36,497)	$42,479	$(92,413)	34,579

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Treasury stock		Accumulated other comprehensive
	Shares	Amount	capital	deficit	Shares	Cost	loss	Total
Balance, January 1, 2014	49,744,521	$497	$594,970	$(340,180)	145,058	$(3,490)	$(332)	$251,465
Exercise of common stock options	563,246	6	11,166	0	0	0	0	11,172
Cancellation of restricted stock	(299)	0	0	0	0	0	0	0
Stock-based compensation	137,000	1	10,160	0	0	0	0	10,161
Proceeds from Board of Directors stock purchases	885	1	19	0	0	0	0	20
Issuance of restricted stock	10,000	0	0	0	0	0	0	0
Treasury stock acquisition	0	0	0	0	36,421	(1,003)	0	(1,003)
Comprehensive income	0	0	0	0	0	0	59	59
Net loss	0	0	0	(92,472)	0	0	0	(92,472)
Balance, June 30, 2014	50,455,353	$505	$616,315	$(432,652)	181,479	$(4,493)	$(273)	$179,402

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

 (In thousands)

(Unaudited)

	Six Months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(92,472)	$34,490
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,087	5,385
Stock-based compensation	9,234	7,976
Amortization of purchased intangibles	39,731	10,895
Amortization of debt discount and issuance costs	8,123	5,779
Contingent consideration	(12,681)	2,258
Payment of contingent consideration and accreted interest	(1,470)	0
Release of valuation allowance for deferred tax assets	—	(77,920)
Inventory obsolescence reserve	6,700	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	25,326	6,128
Increase in inventory	(20,393)	(3,981)
Decrease in prepaid expenses, other current assets and other assets	6,462	6,185
Increase in accounts payable and accrued expenses	9,562	6,182
Decrease in deferred revenue	(477)	(10,819)
Increase (decrease) in deferred rent	(499)	151

Net cash used in operating activities	(17,767)	(7,291)

Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(588,917)
Purchases of property and equipment	(5,386)	(6,019)
Purchases of short-term investments	(18,377)	(65,537)
Redemptions of short-term investments	22,023	142,385
Sales and redemptions of long-term investments	—	1,600

Net cash used in investing activities	(1,740)	(516,488)

Cash flows from financing activities:
Proceeds from issuance of term loan, net of issuance costs	—	214,035
Repayment of term loan	(6,620)	(2,812)
Proceeds from issuance of convertible debt, net of issuance costs	—	338,921
Payments of contingent consideration	(6,948)	(3,724)
Purchase of convertible note hedge	—	(70,000)
Proceeds from sale of warrants	—	41,475
Proceeds from exercise of common stock options	11,172	65
Proceeds from Board of Directors stock purchases	20	32
Purchases of treasury stock	(1,003)	(139)

Net cash provided by (used in) financing activities	(3,379)	517,853

Effect of exchange rate changes on cash	—	(51)
Decrease in cash and cash equivalents	(22,886)	(5,977)
Cash and cash equivalents, beginning of period	47,749	35,857

Cash and cash equivalents, end of period	$24,863	$29,880

Supplemental disclosure of cash flow information:
Business acquisition:
Fair value of assets acquired, net of cash acquired	$—	$839,923
Purchase consideration representing compensation	—	8,309
Fair value of liabilities assumed and contingent consideration	—	(247,315)
Fair value of warrants issued	—	(12,000)
Net cash paid for acquisition	—	$588,917
Interest paid	$10,911	$2,161

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

June 30, 2014
(Unaudited)

1.              BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a)         Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to this Quarterly Report on Form 10-Q (this “Report”).  Certain disclosures required for complete annual financial statements are not included herein.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The information at June 30, 2014 and for the respective three and six month periods ended June 30, 2014 and 2013 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein.  The December 31, 2013 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2013 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the SEC.

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

(c)          Revenue Recognition

Net revenues for the three and six months ended June 30, 2014 and 2013 comprise the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Testim revenues-
Net U.S. revenues - brand	$11,878	$53,185	$22,797	$98,465
Net U.S. revenues — authorized generic	13,320	—	13,320	—
International revenues	897	1,209	1,787	1,382
	26,095	54,394	37,904	99,847
XIAFLEX revenues-
Net U.S. revenues	26,278	14,952	42,890	26,919
International revenues	3,126	3,916	6,342	12,668
	29,404	18,868	49,232	39,587
Other net U.S. revenues-
TESTOPEL	4,226	14,382	36,190	14,382
STENDRA	6,135	—	17,722	—
Edex	7,512	5,032	12,988	5,032
Other	9,646	7,843	17,501	7,843
	27,519	27,257	84,401	27,257
Total net revenues	$83,018	$100,519	$171,537	$166,691

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S., net of allowances provided on such sales. In addition, net distributable profits earned pursuant to a Distribution and Supply Agreement (the “AG Agreement”) entered into with Prasco, LLC (“Prasco”) are also included in net U.S. revenues in the above table.  International revenues represent the amortization of deferred up-front and milestone payments the Company has received on its out-licensing agreements, together with royalties earned on product sales by the licensees.

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

On June 9, 2014, the Company authorized Prasco to commence purchasing, distributing and selling an authorized generic version of Testim (the “Generic Testosterone Product”) in the United States of America and its territories and possessions pursuant to the AG Agreement entered into by the parties.  Prasco commenced initial commercialization activities for the Generic Testosterone Product on June 9, 2014 and commenced shipping the Generic Testosterone Product on June 10, 2014. During the term of the AG Agreement, Prasco will pay the Company a price agreed to by the parties for the Generic Testosterone Product.  Any such price will remain unchanged for an initial period of time and may thereafter be adjusted based on changes to costs and materials.  The Company recognizes revenue from shipments to Prasco at the invoice supply price and the related cost of product sales when title and risk of loss transfers, which is generally at the time of shipment. The Company is also entitled to receive a significant percentage of the net distributable profits on sales of the Generic Testosterone Product by Prasco, which the Company recognizes as net revenues when Prasco reports to the Company the net distributable profits from the ultimate sale of the Generic Testosterone Product. The Company has recorded all net distributable profits reported by Prasco for the six months ended June 30, 2014.  Any adjustments to the net distributable profits related to Prasco’s estimated sales discounts and other deductions are recognized in the period Prasco reports the amounts to the Company.

(d)         Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents are measured using the treasury stock method. Because the inclusion of potential common stock would be anti-dilutive for periods with a net loss, diluted net loss per share is the same as basic net loss per share for these periods.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per common share.

Basic income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(36,495)	$42,650	$(92,472)	$34,490

Denominator:
Weighted-average common shares outstanding	50,262,419	49,313,106	50,042,047	49,304,301
Weighted-average unvested restricted common shares subject to forfeiture	(16,929)	(32,955)	(18,824)	(40,469)

Shares used in calculating basic net income (loss) per common share	50,245,490	49,280,151	50,023,223	49,263,832

Basic net income (loss) per common share	$(0.73)	$0.87	(1.85)	$0.70

Diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(36,495)	$42,650	$(92,472)	$34,490

Denominator:
Weighted-average common shares outstanding	50,262,419	49,313,106	50,042,047	49,304,301
Weighted-average unvested restricted common shares subject to forfeiture	(16,929)	(32,955)	(18,824)	(40,469)
Incremental shares from assumed conversions of stock compensation plans	—	303,226	—	301,086

Shares used in calculating diluted net income (loss) per common share	50,245,490	49,583,377	50,023,223	49,564,918

Diluted net income (loss) per common share	$(0.73)	$0.86	$(1.85)	$0.70

Diluted net income (loss) per common share is computed giving effect to all potentially dilutive securities. Potentially dilutive shares include outstanding stock options and awards, outstanding warrants, and incremental shares issuable upon conversion of 1.50% Convertible Senior Notes due 2018 (the “2018 Convertible Notes”) as described in Note (7). The following number of stock options and awards were antidilutive and, therefore, excluded from the computation of diluted net income per common share as of June 30, 2014 and 2013: 8,656,207 and 6,617,868, respectively.

The Company has 1,250,000 warrants outstanding issued in connection with the acquisition of Actient as discussed in Note (2) and 14,481,950 warrants sold in connection with the issuance of convertible debt as discussed in Note (7). The warrants are not considered in calculating the total dilutive weighted average shares outstanding until the price of the Company’s common stock exceeds the strike price of the warrants. When the market price of the Company’s common stock exceeds the strike price of the warrants, the effect of the additional shares that may be issued upon exercise of the warrants will be included in total dilutive weighted average shares outstanding using the treasury stock method if the impact of their inclusion is dilutive. For the three and six months ended June 30, 2014, the Company’s average stock price, which was $22.94 and $24.71, respectively, exceeded the strike price of the 1,250,000 warrants issued in connection with the acquisition of Actient; however, these potentially dilutive shares were anti-dilutive as a result of a net loss for the periods. For the three and six months ended June 30, 2013, the Company’s average stock price did not exceed the strike price of the 1,250,000 warrants issued in connection with the acquisition of Actient. In addition, the Company’s average stock price for the three and six months ended June 30, 2014 did not exceed the strike price of the 14,481,950 warrants sold in connection with the issuance of the convertible debt.

It is the current intention of the Company to settle conversions of the 2018 Convertible Notes through combination settlement, which involves repayment of the principal amount in cash and any excess of the conversion value over the principle amount (the “conversion spread”) in shares of common stock. Therefore, only the impact of the conversion spread will be included in total dilutive weighted average shares outstanding using the treasury stock method.  For the three months ended June 30, 2014 as well as the three and six months ended June 30, 2013, the Company’s average price of the Company’s common stock did not exceed the conversion price; therefore, the 2018 Convertible Notes did not have any dilutive impact on per share results.  For the six months ended June 30, 2014, the Company’s average stock price exceeded the conversion price of the 2018 Convertible Notes, which would have resulted in approximately 318,000 potentially dilutive shares if the Company had net income for the period.

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

(f)           New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on income taxes, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance is effective for the Company beginning January 1, 2014. The Company adopted this guidance as of January 1, 2014 and its adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The standard will be effective for the Company beginning in the first quarter of 2017 and early adoption is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method on adoption. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

(g)         Revisions to previously issued financial statements

Tenant Improvement Allowance

In connection with the preparation of the consolidated financial statements for the third quarter of 2013, an incorrect classification was identified with respect to the manner in which the Company classified the tenant improvement allowance of $3,204 provided by the lessor in the lease for its new corporate headquarters which commenced on January 1, 2013. At recognition of the tenant improvement allowance provided, the Company properly recorded on its Consolidated Balance Sheets the cost of the improvements as a fixed asset and the tenant improvement allowance as a deferred rent credit. In the Company’s Consolidated Statement of Cash Flows provided in its Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013, the tenant improvements were incorrectly classified as cash used in investing activities and the offsetting increase in deferred rent was incorrectly classified as an adjustment of cash flows provided by operating activities. The Company determined that the tenant improvement allowance should have been netted against the purchases of property and equipment to reflect the non-cash nature of these transactions in the periods presented. The effect of the misclassification in the Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and the six months ended June 30, 2013 was a $3,204 overstatement of both net cash provided by operating activities and net cash used in investing activities. The Company assessed this misclassification and concluded that it was not material to the Company’s previously issued financial statements. The Company has properly presented the tenant improvement transaction in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and year ended December 31, 2013. The revision of the six month period ended June 30, 2013 is reflected in this Report. The Company’s Consolidated Statements of Operations for first and second quarters of 2013 and the Consolidated Balance Sheets as of March 31, 2013 and June 30, 2013 were not affected by this misclassification and remain unchanged.

Contingent Consideration

During the second quarter of 2014, the Company identified that it had incorrectly classified the fair value of a contingent sales milestone on its Consolidated Balance Sheet as of March 31, 2014.  Contingent consideration in the amount of $22,200 was classified as a current liability as of March 31, 2014; however, the amount should have been classified as a long term liability based on the Company’s calculation. The effect of the misclassification on the Consolidated Balance Sheet as of March 31, 2014 was a $22,200 overstatement of current contingent consideration and an equivalent understatement of non-current contingent consideration.  The Company assessed this misclassification and concluded that it was not material to the Company’s financial statements previously issued on its Form 10-Q for the three months ended March 31, 2014.  The Company’s Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 were not affected by this misclassification and remain unchanged.

In addition, the Company determined that it had understated contingent consideration expense and contingent consideration liabilities by $4,200 for the quarter ended March 31, 2014.  This error was the result of using an incorrect revenue forecast to calculate the fair value of royalties included as part of the Company’s contingent consideration liabilities.  The error had the impact of understating contingent consideration expense by $4,200 on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2014 as well as the contingent consideration liability being understated by the same amount ($1,800 short-term and $2,400 long-term) on the Consolidated Balance Sheet as of March 31, 2014.  This $4,200 error also had the effect of understating net loss reported on the Company’s Consolidated Statement of Stockholders’ Equity as well as understating the net loss and contingent consideration line items within net cash flows from operating activities on the Company’s Consolidated Statement of Cash Flows; however, it did not impact total net cash provided by operating activities as reported on the Consolidated Statement of Cash Flows.  The Company assessed this error and concluded that it was not material to the Company’s financial statements previously issued on its Form 10-Q for the three months ended March 31, 2014.  Additional expense of $4,200 was recorded to contingent consideration on the Company’s Consolidated Statement of Operations during the three months ended June 30, 2014 to correct this error.

Business Combinations

In connection with the preparation of its consolidated financial statements for the second quarter of 2014, the Company identified prior period errors related to its accounting for business combinations for the year ended December 31, 2013.  As of June 30, 2014, the Company reclassified $5,400 from Goodwill to Intangible Assets ($3,600) and Contingent Consideration ($1,800) on the balance sheet and adjusted certain related footnotes for these items.  In addition, the Company recorded additional amortization expense of $380 on its Consolidated statement of operations for the three months ended June 30, 2014 related to these items. These adjustments represent corrections to immaterial errors related to the classification of certain assets and liabilities as well as the related amortization expense recorded in connection with the acquisitions of Actient and STENDRA. The Company has evaluated these items, both individually and in the aggregate, in relation to the current period financial statements as well as the period in which they originated and concluded that these adjustments are not material to any of the impacted periods. These adjustments were recorded during the three months ended June 30, 2014.

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

The following table summarizes the fair value of the total consideration at April 26, 2013:

Total Acquisition- Date Fair value
Base cash consideration	$585,000
Cash and working capital adjustment	14,863
Contingent consideration	40,569
Warrants	12,000

Total consideration	652,432
Consideration representing compensation	(8,309)

Consideration assigned to net assets acquired	$644,123

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

As of the end of the measurement period and including the items described in footnote 1(g), the Company had finalized the valuation of the acquired assets and liabilities of Actient. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

April 26, 2013
Cash	$11,514
Accounts receivable, trade	25,511
Inventory	21,704
Prepaid expenses and other current assets	3,573
Property and equipment	2,376
Purchased intangibles	672,000
Goodwill	98,160
Other long-term assets	5,348
Total assets acquired	840,186
Contingent consideration assumed	(81,685)
Other liabilities assumed	(25,415)
Deferred tax liabilities	(88,963)
Total net assets acquired	$644,123

In conjunction with the accounting associated with the Actient acquisition, the Company recorded deferred tax liabilities related principally to outside tax basis differences in the acquired subsidiaries. These deferred tax liabilities will serve as reversible temporary differences that give rise to future taxable income and, therefore, they serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company. Solely on this basis, management determined that it is more likely than not that a portion of its valuation allowance was no longer required. As a result of the release of the valuation allowance, the Company recorded a tax benefit of $92,358 in its Consolidated statement of operations for the three and six months ended June 30, 2013.  Based upon completion of interim tax returns and other information made available to the Company subsequent to the filing of its 2013 second and third quarter reports on Form 10-Q, and prior to the time the Company’s 2013 annual financial statements were filed with the SEC, the Company revised its original estimates of the associated tax benefit.  These revisions, which are reflected in this Report, resulted in the Company decreasing its income tax benefit and net income by $14,438 for the three and six months ended June 30, 2013.

The difference between the total consideration and the fair value of the net assets acquired was recorded to goodwill in the consolidated balance sheet. This goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, principally representing the tax attributes of the acquisition and certain operational synergies. The above tables include immaterial adjustments for the items described in footnote 1(g).  Approximately $430,000 of the intangibles and goodwill are expected to be deductible for tax purposes.

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

Total Acquisition- Date Fair value
Consideration:
Base cash consideration	$32,144
Contingent consideration	94,956
Total consideration allocated to net assets acquired	$127,100

Assets acquired:
Sample inventory	$1,060
STENDRA product rights	126,040
Total assets acquired	$127,100

The above tables include immaterial adjustments for the items described in footnote 1(g).  STENDRA product rights are being amortized to income on a straight-line basis over a seven year estimated life. The unamortized cost of this asset is tested for impairment whenever events or circumstances indicate that the carrying amount may not be recovered. The STENDRA sample inventory is being expensed as used.

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

The following table summarizes the activity within the restructuring liability:

Employee- Related Severance
Balance at December 31, 2013	$3,728
Plus: Restructuring charge	126
Less: payments made during the period	(3,485)
Balance at June 30, 2014	$369

4.              FAIR VALUE MEASUREMENTS

As of June 30, 2014, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$24,863	$24,863	$0	$0
Short-term investments	19,850	3,950	15,900	0
Total financial assets	$44,713	$28,813	$15,900	0

Liabilities
Contingent Consideration	$195,930	$0	$0	$195,930

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$47,749	$47,749	$0	$0
Short-term investments	23,437	8,430	15,007	0
Total financial assets	$71,186	$56,179	$15,007	0

Liabilities
Contingent consideration	$218,644	$0	$0	$218,644

Financial assets

The Company considers its short-term investments to be “available for sale” and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at June 30, 2014 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $192 as of June 30, 2014.

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

There were no transfers between Level 1 and 2 during the six months ended June 30, 2014.

Contingent consideration

The Level 3 liability is contingent consideration related to the acquisition of Actient and STENDRA described in Note 2. The range of the undiscounted amounts of contingent consideration ultimately payable is principally dependent on future sales of the products acquired.  Fair value is determined based on assumptions and projections relevant to revenues and a discounted cash flow model using a risk-adjusted discount rate of 13.6% and 15.0% for Actient and STENDRA, respectively. Assumptions include the expected value of royalties and milestone payments due on estimated settlement dates, volatility of product supply, demand and prices, and the Company’s cost of money.  The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained.  A 1% change in this discount rate would have a $ 4.5 million change in the contingent consideration liability.  Changes in the fair value of contingent consideration related to the updated assumptions and estimates are recognized in the consolidated statements of operations.

The table below provides a roll forward of the fair value of contingent consideration.

Contingent consideration	Actient	STENDRA	Total
Ending balance, December 31, 2013	$120,444	$98,200	$218,644
Change in contingent consideration charged to operations	(43,320)	30,639	(12,681)
Payments of contingent consideration	(6,828)	(1,405)	(8,233)
Adjustments	(400)	(1,400)	(1,800)
Ending balance, June 30, 2014	$69,896	$126,034	$195,930

The $1,800 of adjustments included in the above table is related to the items discussed in Note 1(g). The Company reduced $1,800 of Goodwill and Contingent consideration on its Consolidated balance sheet related to business combination accounting for the Actient and STENDRA acquisitions.

Debt outstanding

The Company’s Term Loan and 2018 Convertible Notes are measured at amortized cost in the Company’s Consolidated balance sheets and not fair value.

Management estimates that the fair value of the Term Loan outstanding at June 30, 2014 approximates its principal value of $258,578 based upon market interest rates (a Level 2 fair value measurement).  As of June 30, 2014, the principal balance outstanding of the Company’s 2018 Convertible Notes is $350,000 with a carrying value of $299,518 and a fair value of approximately $379,834, based on active trading activity in this security (a Level 1 fair value measurement).

5.              INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$10,338	$6,680
Work-in-process	79,367	71,890
Finished goods	21,974	18,489
	111,679	97,059
Inventories, current	54,307	42,498
Inventories, non-current	$57,372	$54,561

During the three months ended June 30, 2014, the Company recorded a $6,700 inventory charge to cost of goods sold related to excess Testim branded inventory.  The excess inventory charge resulted from the Company’s decision to launch the Generic Testosterone Product, which the Company believes had the impact of decreasing the demand forecast for the branded Testim product.

6.              ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2014	2013
Payroll and related expenses	$16,605	$20,435
Royalty expenses	9,312	11,638
Research and development expenses	5,062	6,206
Sales and marketing expenses	10,013	15,283
Rebates, discounts and returns accrual	61,304	52,044
Interest	2,406	2,406
Other	19,333	13,952
	$124,035	$121,964

7.    LONG-TERM DEBT

Term Loan

In order to partially fund a portion of the costs and related expenses of the acquisition of Actient described in Note (2), the Company entered into a Term Loan agreement in April 2013 with a syndicate of banks to borrow $225,000 in principal value. In September 2013, the Company borrowed an additional $50,000 under the Term Loan agreement. The original issue discount together with issuance costs of the Term Loan, amounting to $12,148, is being accreted to Interest expense over the stated term of the Term Loan agreement and the unamortized balance has been deducted from the Term Loan balance shown in the Balance Sheet.  The net carrying amount of the Term Loan as of June 30, 2014 and December 31, 2013, was $249,876 and $255,145, respectively.

The Term Loan principal must be repaid in equal quarterly installments of 1.25% per quarter commencing on June 30, 2013, with the remainder of the borrowings to be paid on the maturity date of April 26, 2017, unless otherwise prepaid prior to such date in accordance with the terms of the Term Loan.  The Company can elect loans to bear interest at a rate equal to either Base Rate (as defined in the agreement) or LIBOR, plus a margin. The Base Rate interest rate margin is 4.00% and the LIBOR interest rate margin is 5.00%. The Term Loan agreement also establishes a floor rate for both the Base Rate and LIBOR options. As of the date hereof, the Company has elected to base the interest rate of the borrowings on LIBOR. As of June 30, 2014, the total interest rate on the Term Loan principal was 6.25%.

The Term Loan contains no financial covenants but contains usual and customary operating and restrictive covenants for a facility of this type. Events of default under the Term Loan are also usual and customary for transactions of this type. As of June 30, 2014, the Company was in compliance with Term Loan covenants.  As further discussed in Note 10, the Company’s pending transaction with QLT Inc. is subject to customary closing conditions, including receipt by the Company of all necessary third party and lender consents or amendments as may be required under certain Company debt instruments, including the Term Loan, or consummation of a suitable refinancing of some or all of certain Company debt.

Senior Convertible Notes

In January 2013, the Company issued $350 million aggregate principal amount of the 2018 Convertible Notes, in a registered public offering. Interest is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2013. The Company received net proceeds of $310,396 from issuance of the 2018 Convertible Notes, which amount is net of $11,079 debt issuance costs and net payments of $28,525 related to its hedge transactions. The net carrying amount of the 2018 Convertible Notes as of June 30, 2014 and December 31, 2013, was $ 299,518 and $293,747, respectively.

The initial conversion rate for the 2018 Convertible Notes is 41.3770 shares of common stock per $1,000 principal amount of the 2018 Convertible Notes, representing an initial effective conversion price of approximately $24.17 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2018 Convertible Notes, but will not be adjusted for accrued and unpaid interest.  Prior to July 15, 2018, the 2018 Convertible Notes are convertible by the holders only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2013 (and only during such fiscal quarter), if the last reported sale price of the Company common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “2018 Convertible Notes Measurement Period”) in which, for each trading day of such 2018 Convertible Notes Measurement Period, the trading price per $1,000 principal amount of 2018 Convertible Notes on such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events. As of June 30, 2014, none of the conditions allowing holders of the 2018 Convertible Notes to convert had been met.

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

8.   STOCK OPTIONS AND STOCK AWARDS

Under the Company’s 2004 Equity Compensation Plan, as amended and restated, and as approved by the stockholders of the Company (the “2004 Plan”), qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and service providers. As of June 30, 2014, the Company had granted non-qualified stock options and stock awards under the 2004 Plan and as of June 30, 2014, there were 3,675,919 shares available for future grants under the 2004 Plan.

(a)         Stock Options

During the six months ended June 30, 2014, the Company granted non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. Stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, and generally have a 10-year contractual term and vest no later than four years from the date of grant (with some providing for automatic vesting upon a change of control of the Company unless an acquirer in a change of control transaction assumes such outstanding option).

The following tables summarize stock option activity for the six month period ended June 30, 2014:

	Six Months Ended June 30, 2014
		Weighted
		average
		exercise
Stock options	Shares	price
Options outstanding:
Outstanding at December 31, 2013	7,345,535	$21.82
Granted	1,127,665	29.08
Exercised	(563,246)	19.85
Cancelled	(189,736)	24.10
Outstanding at June 30, 2014	7,720,218	22.97
Exercisable at June 30, 2014	4,403,783	23.45

Aggregate intrinsic value of options was $10,146, which represents the total pre-tax intrinsic value, based on the Company’s stock closing price of $20.06 as of June 30, 2014, that would have been received by the option holders had all option holders exercised their options as of that date.

(b) Performance-Based Restricted Stock Units (“PRSUs”)

During the six months ended June 30, 2014, the Company granted a total of 205,600 PRSUs to certain senior management employees.  The PRSUs will be earned based on the Company’s total shareholder return (“TSR”) as compared to a peer group of companies at the end of the performance period, which performance period is January 1, 2014 to December 31, 2016.  These PRSUs were granted with a grant date fair value of $30.77 and the number of PRSUs reflected as granted represents the target number of shares that are eligible to vest subject to the attainment of the performance goal.  Depending on the outcome of the performance goal, a recipient may ultimately earn a number of shares greater or less than their target number of shares granted, ranging from 0% to 150% of the PRSUs granted. Shares of the Company’s common stock are issued on a one-for-one basis for each PRSU earned and participants vest in their PRSUs at the end of the performance period.

The fair value of the TSR PRSUs granted during the six months ended June 30, 2014 was determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

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

Compensation expense for the PRSUs is based upon the number and value of shares expected to vest and compensation expense is recognized over the applicable vesting period. All compensation cost for the PRSUs will be recognized if the requisite service period is fulfilled, even if the market condition is never satisfied.  The following table summarizes the PSRU activity for the six months ended June 30, 2014:

	PRSUs	Weighted-average grant date fair value
Balance at December 31, 2013	174,333	$18.44
Granted	205,600	30.77
Vested	(39,826)	18.74
Cancelled	(70,275)	18.18
Balance at June 30, 2014	269,832	$27.77

(c) Restricted Stock Unit” (“RSUs”)

During the six months ended June 30, 2014, the Company also granted RSUs to employees. These RSUs generally vest ratably over three years at one year intervals from the grant date.  Upon vesting, a RSU is converted into one share of the common stock of the Company. The following table summarizes the RSU activity for the six months ended June 30, 2014:

	RSUs	Weighted-average grant date fair value
Balance at December 31, 2013	318,888	$17.93
Granted	366,053	29.10
Vested	(97,174)	18.35
Cancelled	(14,880)	24.07
Balance at June 30, 2014	572,887	$24.86

(d) Restricted Stock Awards (“RSAs”)

RSAs are considered issued and outstanding at the time of grant, but are still subject to vesting and forfeiture.  The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted common stock activity for the six months ended June 30, 2014:

	Restricted Stock	Weighted-average grant date fair value
Balance at December 31, 2013	21,460	$18.50
Granted	10,000	20.44
Vested	(14,331)	16.35
Cancelled	(299)	24.62
Balance at June 30, 2014	16,830	$21.38

(e) Valuation and Expense Information

The following aggregate stock-based compensation was included in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$60	$38	$100	$68
Research and development	739	704	1,408	1,402
Selling, general and administrative	4,312	3,475	7,726	6,506
Total	$5,111	$4,217	$9,234	$7,976

Stock-based compensation costs capitalized as part of inventory amounted to $7,540 at June 30, 2014 and $6,613 at December 31, 2013. As of June 30, 2014, the weighted-average period that unrecognized stock-based compensation cost related to all share-based payments will be recognized over was 2.3 years.

9.   LITIGATION

TRT Products Civil Litigation

As of July 31, 2014, the Company was involved in 37 individual civil actions related to its testosterone therapy replacement (“TRT”) products, Testim and TESTOPEL, wherein the plaintiffs allege, among other things, bodily injury and, in some cases, wrongful death, based on theories of strict liability, fraud and inadequacy of the product warning labels. The first complaint was served on the Company on February 27, 2014, shortly after the FDA announced that it had commenced a safety investigation into TRT products. These lawsuits have been filed in certain federal and state courts. In several of the complaints filed against the Company, the Company is named as a co-defendant with certain of its competitors who also sell TRT products such as AbbVie Inc. (“AbbVie” and, together with its predecessor in interest, Abbott Laboratories Inc., “Abbott/AbbVie”), Eli Lilly and Company (“Lilly”), Endo International plc (“Endo”) and Pfizer, Inc. (“Pfizer”) and, in one complaint, with its former co-promotion partner, GlaxoSmithKline LLC (“GSK”).  In four of the lawsuits in which the Company is a co-defendant, DPT Laboratories, Inc. (“DPT”) and Contract Pharmaceuticals Limited Canada (“CPL”), both contract manufacturers of Testim, have also been named as co-defendants. Pursuant to the terms of the Company’s respective manufacturing agreements with DPT and CPL, the Company has acknowledged a duty to indemnify and defend DPT and CPL in these matters. The Company has timely notified the carriers of those of its insurance policies with coverage it believes is applicable to the liability of the litigation related to its TRT products. The Company’s primary insurer has acknowledged that it has a duty to defend and indemnify the Company with respect to the allegations made in plaintiffs’ complaints as originally filed with the relevant courts; it has, however, reserved its rights to deny coverage on the basis of certain allegations in the relevant complaints related to dishonest, fraudulent, malicious or intentionally wrongful acts.

Additionally, similar lawsuits have been filed against other manufacturers of TRT products. In some of these lawsuits, certain parties have moved to request consolidation of various of the existing lawsuits into a multi-district litigation or MDL. On June 6, 2014, a Transfer Order was issued by the United States Judicial Panel on Multidistrict Litigation which created an industry- wide MDL in the Northern District of Illinois with Judge Kennelly presiding and captioned as In re: Testosterone Replacement Therapy Products Liability Litigation (“TRT MDL”). The Transfer Order further ordered that certain lawsuits be transferred to the TRT MDL, upon consent of the transferring court, for coordination or consolidation of pre-trial proceedings.

Based upon the number of similar complaints served on other manufacturers of TRT products, The Company believes it is reasonable to expect that the Company will be named as a defendant and/or co-defendant in additional complaints.

The TRT-related complaints against the Company have only been filed recently by the respective plaintiffs. None of the complaints alleges specific damage amounts. The Company is investigating the underlying causes of actions upon which the complaints are based. The Company filed a Motion to Dismiss in the first-filed case, in the U.S. District Court for the Central District of California. Subsequently, the plaintiff in that case voluntarily withdrew his lawsuit. The Company filed similar motions in other matters and are in the process of preparing responses to the additional suits.

The Company intends to vigorously defend against the civil actions. These pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to determine a loss, if any, is probable. The Company is unable to estimate the possible loss or range of loss for the legal proceedings described above. Litigation is unpredictable and, while it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company has incurred and expects to continue to incur significant legal fees in the defense of these actions, which legal fees the Company currently expenses as incurred.

Slate Indemnification Litigation

Prior to the Company’s acquisition of our wholly-owned subsidiary Actient in April of 2013, Actient entered into a merger agreement (the “Slate Merger Agreement”), dated December 19, 2011, by and among Slate Pharmaceuticals, Inc. (“Slate”), Slate Pharmaceuticals Acquisition Corp., a wholly-owned subsidiary of Actient, and Douglas E. Eckert, solely in his capacity as the representative of the former Slate stockholders and warrant holders (the “Slate Representative”). The Slate Merger Agreement provided for, among other things, indemnification of Actient in the event that Slate breached certain of its representations and warranties in the Slate Merger Agreement. The Slate Merger Agreement also provided for, among other things, certain earn-out payments to be made to the former Slate stockholders on a quarterly basis based upon the revenue generated by sales of TESTOPEL (the “Slate Earn-Out Payments”). Pursuant to the terms of the Slate Merger Agreement, the Slate Earn-Out Payments are subject to offset in order to satisfy amounts that may be due Actient under the relevant indemnification provisions of the Slate Merger Agreement. The Slate Earn-Out Payment due for the quarter ended March 31, 2014, was approximately $3,800 (the “2014 Q1 Slate Earn-Out”).

On or about April 16, 2014, a complaint was filed against the Company alleging, among other things, that the development, design, testing, labeling, packaging, promoting, advertising, marketing, distribution and selling of certain prescription medications, including TESTOPEL, directly and proximately resulted in damages suffered by the plaintiffs (the “Amerson Action”). The Company believes that certain costs, including amounts in respect of defense, settlement, or court awarded damages, related to the matters alleged in the Amerson Action, as well as any complaints filed against the Company, or any of its affiliates or business partners that may have recourse against the Company for costs related to such complaints, properly would entitle the Company, as the ultimate parent of Actient, to indemnification pursuant to relevant provisions of the Slate Merger Agreement. Consequently, Actient

withheld the 2014 Q1 Slate Earn-Out from the former Slate stockholders and paid such amounts into a third party escrow account to be held until the matters set forth in the Amerson Action, and any complaints making similar allegations that may be filed against the Company, any of its affiliates or business partners that may have recourse against the Company for costs related to such complaints, are resolved. Since the time of the Amerson Action, the Company has been named in three additional complaints related to TESTOPEL alleging causes of actions similar to those set forth in the Amerson Action.

On July 24, 2014, the Slate Representative filed a lawsuit in the Delaware Chancery Court, in the State of Delaware docketed as CA9940 against the Company alleging that the withholding and payment into escrow of the 2014 Q1 Earn-Out was a breach of the Slate Merger Agreement and seeking immediate payment of these funds to the Slate stockholders, declaratory judgment that the Company is not permitted to withhold future payments, and unspecified other damages.

Merger-Related Litigation

On July 21, 2014, James Novak, an alleged shareholder of the Company, filed suit in the Court of Common Pleas, Chester County, Pennsylvania, against the Company’s Board of Directors, seeking to enjoin the proposed merger between the Company and QLT on the grounds that the Board of Directors of the Company breached their fiduciary duties by approving a proposed transaction with QLT that purportedly does not reflect the true value of the Company. The complaint also names as defendants the Company, QLT, Holdco (as defined below under “PENDING TRANSACTION — Merger Agreement with QLT”) and Merger Sub (as defined below under “PENDING TRANSACTION — Merger Agreement with QLT”) for allegedly aiding and abetting the Board of Directors’ purported breach of fiduciary duty. On July 25, 2014, Raymon Hall, an alleged shareholder of the Company, filed suit in the Court of Common Pleas, seeking to enjoin the proposed merger with QLT on the grounds that the Board of Directors of the Company breached their fiduciary duties by approving a proposed transaction that purportedly does not reflect the true value of the Company. Plaintiff has also brought suit against QLT, Holdco and Merger Sub for allegedly aiding and abetting the Company directors’ purported breach of fiduciary duty. On July 28, 2014, James Wernicke, an alleged shareholder of the Company, filed suit in the Court of Common Pleas against the Company’s Board of Directors, seeking to enjoin the proposed merger between the Company and QLT on the grounds that the Company’s Board of Directors breached their fiduciary duties by approving a proposed transaction with QLT that purportedly does not reflect the true value of the Company. The complaint also names as defendants the Company and QLT for allegedly aiding and abetting the Company’s Board of Directors’ purported breach of fiduciary duty. The Company and QLT intend to vigorously defend against these lawsuits.

General Information About Above Matters

The Company intends to vigorously defend against the foregoing matters.  These pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to determine a loss, if any, is probable.  The Company is unable to estimate the possible loss or range of loss for the legal proceedings described above.  Litigation is unpredictable and, while it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company has incurred and expects to continue to incur significant legal fees in the defense of these actions, which legal fees the Company currently expenses as incurred.

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

10.  PENDING TRANSACTION

Merger Agreement with QLT

On June 25, 2014, the Company entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) among the Company, QLT Inc., a British Columbia corporation (‘‘QLT’’), QLT Holding Corp., a Delaware corporation and a wholly owned subsidiary of QLT (‘‘HoldCo’’), and QLT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (‘‘AcquireCo’’). The Merger Agreement provides for a business combination whereby AcquireCo will be merged with and into the Company (the ‘‘Merger’’). As a result of the Merger, the separate corporate existence of AcquireCo will cease and the Company will continue as the surviving corporation. On the date of the closing of the Merger, the Company will become an indirect wholly owned subsidiary of QLT.  Upon consummation of the Merger, each outstanding share of the Company’s common stock, other than shares owned by the Company, QLT, HoldCo or AcquireCo, will be converted into the right to receive 3.1359 QLT common shares (the ‘‘Equity Exchange Ratio’’), subject to adjustment.  Upon completion of the Merger, the Company’s stockholders will own approximately 76% of the outstanding common shares of the Combined Company on a fully diluted basis and current QLT stockholders will own approximately 24% of the outstanding common shares of the Combined Company on a fully diluted basis, subject to certain adjustments.  Post-closing of the Merger, QLT will remain the ultimate parent company and is referred to as the “Combined Company”.

The completion of the Merger is subject to the approval of stockholders of the Company and QLT. In addition, the Merger is subject to other customary closing conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the obtaining of approval under Canada’s Competition Act (to the extent required under applicable law), (ii) the declaration by the SEC of the effectiveness of the Registration Statement on Form S-4 to be filed with the SEC, (iii) the approval of the listing on NASDAQ of the common shares of the Combined Company to be issued in connection with the Merger, (iv) the receipt by QLT of notice from the Toronto Stock Exchange (“TSX”) approving the delisting of QLT’s shares from the TSX effective as of the consummation of the Merger and (v) the receipt by the Company of all necessary third party and lender consents or amendments as may be required under certain Company debt instruments, or consummation of a suitable refinancing of some or all of certain Company debt. To ensure that the Company has sufficient proceeds available to refinance its senior secured credit facility if those lenders currently holding participations in the Company’s senior secured credit facility do not consent to the Merger, or impose conditions to their respective consents on terms that the Company determines are unfavorable, the Company has entered into a commitment letter for a $225,000 loan facility with Deutsche Bank AG New York Branch and Deutsche Bank Securities, Inc. (the “DB Facility”). The Company believes the funds from the DB Facility, together with the Company’s current cash on hand, will provide the Company with the resources necessary to refinance the principal outstanding under its current senior secured credit facility together with any accrued interest and prepayment penalties that may be then due.

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

•                  our anticipated business, operations, financial condition, strategy and future prospects;

•                  our ability to forecast our performance accurately;

•                  the effect of the significant decline in sales of Testim, the decline of the TRT market in general and the future TRT market dynamics;

•                  the commercial success of our products in the U.S. and, through our collaborators, internationally, including demand for our products;

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

•                  competing effectively with other products in our products’ therapeutic areas, including potential additional generic and branded generic competition;

•                  our ability to successfully defend our intellectual property, including the various litigations regarding Testim in which we are currently involved;

•                  our ability to successfully defend ourselves in the various litigations regarding, among other things, alleged negative effects of our TRT products;

•                  growth in sales of our products;

•                  growth of the ED markets;

•                  our ability to successfully and timely close the Merger with QLT, and, if we close the Merger, to integrate the operations of QLT and Auxilium into the operations of the Combined Company successfully and efficiently;

•                  our ability to integrate the remaining operations of Actient and its subsidiaries into our operations successfully and efficiently;

•                  our ability to materialize the remaining synergies and benefits, including revenue and profit growth, from the acquisition of Actient;

•                  the risks or costs associated with the Actient acquisition or the Merger being greater than we anticipate;

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

These risks and uncertainties are not exhaustive.  For a more detailed discussion of risks and uncertainties, see “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and “Item 1A — Risk Factors” of Part II of this Report.  Other sections of this Report and our other SEC filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects.  Moreover, we operate in a very competitive and rapidly changing environment.  Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements.  We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws.  We qualify all forward-looking statements by these cautionary statements.

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

Overview

We are a fully integrated specialty biopharmaceutical company with a focus on developing and commercializing innovative products for specialist audiences. With a broad range of first- and second-line products across multiple indications, Auxilium is an emerging leader in the men’s healthcare area and has strategically expanded its product portfolio and pipeline in orthopedics, dermatology and other therapeutic areas. We now have a broad portfolio of 12 approved products (including one product with two indications). Among other products in the U.S., Auxilium markets Testim (testosterone gel) for the topical treatment of hypogonadism (along with, through our partner, Prasco an authorized generic version of Testim known as testosterone gel), TESTOPEL (testosterone pellets) a long-acting implantable TRT product, STENDRA (avanafil), an oral ED therapy, Edex (alprostadil for injection), an injectable treatment for ED, Osbon ErecAid, the leading vacuum device for aiding ED, XIAFLEX (collagenase clostridium histolyticum or CCH) for the treatment of PD and XIAFLEX for the treatment of DC. We also have programs in Phase 2 clinical development for the treatment of Frozen Shoulder syndrome and cellulite.  Our mission is to improve the lives of patients throughout the world by successfully identifying, developing and commercializing innovative specialty biopharmaceutical products.  Our vision is to be the most consistently successful and most admired specialty biopharmaceutical company.

For the quarter ended June 30, 2014, we reported net revenues of $83.0 million, compared to net revenues of $100.5 million in the second quarter of 2013, a decrease of 17%.  For the second quarter of 2014, XIAFLEX U.S. net revenues increased by 75% over the comparable 2013 period to $26.3 million, which amount includes sales related to XIAFLEX for PD.  XIAFLEX for PD was launched in the U.S. in January 2014.  For the second quarter of 2014, U.S. Testim net revenues, which include revenues from the sale of Testim and the authorized generic version of Testim launched in the U.S. in June 2014, decreased by 53% from the second quarter of 2013 to $25.2 million. U.S. revenues from our acquired subsidiary, Actient, resulted in U.S. net revenues of $21.4 million for the second quarter of 2014 and included TESTOPEL net revenues of $4.2 million, Edex net revenues of $7.5 million and other U.S. net revenues of $9.7 million.  For the second quarter of 2014, STENDRA, which was launched in the U.S. in January 2014, net revenues were $6.1 million. We reported a net loss of $36.5 million, or $0.73 per share (basic and diluted), compared to net income of $42.7 million, or $0.87 per share basic and $0.86 per share diluted for the second quarter of 2013.  As of June 30, 2014, we had $44.7 million in cash, cash equivalents and short-term investments, compared to $71.2 million at December 31, 2013, and outstanding debt of $299.5 million ($350.0 million at par value) in the form of the 2018 Convertible Notes and $249.9 million ($258.6 million par value) in a senior secured term loan (the “Term Loan”).

We had approximately 635 employees as of June 30, 2014, including approximately 366 employees in our commercial organization, 135 employees in manufacturing and quality, 65 employees in research and development and 69 employees in administrative support.

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

Certain Significant Developments During the Period Covered by this Report

Significant business developments that occurred during the second quarter of 2014 or that impacted this period include:

•                  On April 7, 2014, we and Sobi announced that Sobi became the Market Authorisation Holder (MAH) for XIAPEX in 28 EU member countries, Norway, and Iceland on April 3, 2014.  As the MAH, Sobi has now elected to file for market authorization for XIAPEX for the treatment of PD and work is on-going for that filing in the EU.

•                  On April 14, 2014, we and Sobi announced that encore data were presented from multiple clinical trials evaluating the use of XIAFLEX / Xiapex in adult patients with PD. These data were presented at the 29th Annual European Association of Urology (EAU) Congress held April 11-15, 2014 in Stockholm, Sweden.

•                  On May 19, 2014, we announced that new analyses of data were presented from our clinical program and pivotal IMPRESS (The Investigation for Maximal Peyronie’s Reduction Efficacy and Safety Studies) trials, the Phase 3 studies that evaluated XIAFLEX (collagenase clostridium histolyticum or CCH) for the treatment of PD. These data were presented at the American Urological Association Meeting held in Orlando, Florida on May 16-21, 2014.

•                  On June 2, 2014, we announced that James E. Fickenscher, Chief Financial Officer of the Company, is leaving the Company to pursue other interests and that his employment will end on August 15, 2014.

•                  On June 4, 2014, we learned that the FDA granted final approval to Upsher-Smith Laboratories, Inc.’s (“Upsher-Smith”) testosterone gel product, Vogelxo™. On or about July 2 2014, Upsher-Smith launched Vogelxo and an authorized generic version of Vogelxo, known as testosterone gel. As of the date of this filing, we are not aware of any rating having been assigned by the FDA to USL’s Vogelxo or its authorized generic.

•                  On June 9, 2014, we provided notice to Prasco authorizing Prasco to commence purchasing, distributing and selling an authorized generic version of Testim, known as testosterone gel, in 5 gram tubes which contain 50mg, of testosterone in the U.S. and its territories and possessions pursuant to a Distribution and Supply Agreement entered into between Prasco and the Company.  Prasco commenced initial commercialization activities for the authorized generic version of Testim on June 9, 2014 and commenced shipping the product on June 10, 2014.

•                  On June 25, 2014, we and Sobi announced that Sobi has filed for an extension of the label for Xiapex (collagenase clostridium histolyticum) with the European Medicines Agency to include the potential indication of Peyronie’s disease.

•                  As disclosed in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 26, 2014 (the “QLT Merger Form 8-K”), on June 25, 2014, we entered into the Merger Agreement among Auxilium, QLT, HoldCo, and AcquireCo. The Merger Agreement provides for the Merger, which is a business combination whereby AcquireCo will be merged with and into Auxilium. As a result of the Merger, the separate corporate existence of AcquireCo will cease and Auxilium will continue as the surviving corporation. On the date of the closing of the Merger, Auxilium will become an indirect wholly owned subsidiary of QLT.  Upon consummation of the Merger, each outstanding share of Auxilium common stock, other than shares owned by Auxilium, QLT, HoldCo or AcquireCo, will be converted into the right to receive 3.1359 QLT common shares (the ‘‘Equity Exchange Ratio’’), subject to adjustment as described in the QLT Merger Form 8-K.  Post-closing of the Merger, QLT will remain the ultimate parent company and is referred to as the Combined Company.  Upon completion of the Merger, Auxilium stockholders will own approximately 76% of the outstanding common shares of the Combined Company on a fully diluted basis and current QLT stockholders will own approximately 24% of the outstanding common shares of the Combined Company on a fully diluted basis, subject to certain adjustments.

•                  On July 31, 2014, we announced that Asahi Kasei successfully submitted a regulatory application to the Japanese Pharmaceutical and Medical Device Agency (“JPMDA”) for XIAFLEX for DC.  The review by the JPMDA is expected to be completed by mid - 2015.  Pursuant to our development, commercialization and supply agreement with Asahi Kasei, we will receive a $10 million regulatory milestone payment from Asahi Kasei.

Results of Operations

Revision to previously issued financial statements

Tenant Improvement Allowance

In connection with the preparation of the consolidated financial statements for the third quarter of 2013, an incorrect classification was identified with respect to the manner in which we classified the tenant improvement allowance of $3,204 provided by the lessor in the lease for our new corporate headquarters which commenced on January 1, 2013. At recognition of the tenant improvement allowance provided, we properly recorded on our Consolidated Balance Sheets the cost of the improvements as a fixed asset and the tenant improvement allowance as a deferred rent credit. In our Consolidated Statement of Cash Flows provided in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013, the tenant improvements were incorrectly classified as cash used in investing activities and the offsetting increase in deferred rent was incorrectly classified as an adjustment of cash flows provided by operating activities. We have now determined that the tenant improvement allowance should have been netted against the purchases of property and equipment to reflect the non-cash nature of these transactions in the periods presented. The effect of the misclassification in the Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and the six months ended June 30, 2013 was a $3,204 overstatement of both net cash provided by operating activities and net cash used in investing activities. We assessed this misclassification and concluded that it was not material to our previously issued financial statements. We have properly presented the tenant improvement transaction in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and year ended December 31, 2013. The revision of the six month period ended June 30, 2013 is reflected in this Report. Our Consolidated Statements of Operations for first and second quarters of 2013 and the Consolidated Balance Sheets as of March 31, 2013 and June 30, 2013 were not affected by this misclassification and remain unchanged.

Contingent Consideration

During the second quarter of 2014, we identified that we had incorrectly classified the fair value of a contingent sales milestone on our Consolidated Balance Sheet as of March 31, 2014.  Contingent consideration in the amount of $22.2 million was classified as a current liability as of March 31, 2014; however, the amount should have been classified as a long term liability based on our calculation. The effect of the misclassification on the Consolidated Balance Sheet as of March 31, 2014 was a $22.2 million overstatement of current contingent consideration and an equivalent understatement of non-current contingent consideration.  We assessed this misclassification and concluded that it was not material to our financial statements previously issued on our Form 10-Q for the three months ended March 31, 2014.  Our Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 were not affected by this misclassification and remain unchanged.

In addition, we determined that we had understated contingent consideration expense and contingent consideration liabilities by $4.2 million for the quarter ended March 31, 2014.  This error was the result of using an incorrect revenue forecast to calculate the fair value of royalties included as part of our contingent consideration liabilities.  The error had the impact of understating contingent consideration expense by $4.2 million on our Consolidated Statement of Operations for the three months ended March 31, 2014 as well as the contingent consideration liability being understated by the same amount ($1.8 million short-term and $2.4 million long-term) on the Consolidated Balance Sheet as of March 31, 2014.  This $4.2 million error also had the effect of understating net loss reported on our Consolidated Statement of Stockholders’ Equity as well as understating the net loss and contingent consideration line items within net cash flows from operating activities on our Consolidated Statement of Cash Flows; however, it did not impact total net cash provided by operating activities as reported on the Consolidated Statement of Cash Flows.  We assessed this error and concluded that it was not material to our financial statements previously issued on our Form 10-Q for the three months ended March 31, 2014.  Additional expense of $4,200 was recorded to contingent consideration on our Consolidated Statement of Operations during the three months ended June 30, 2014 to correct this error.

Business Combinations

In connection with the preparation of our consolidated financial statements for the second quarter of 2014, we identified prior period errors related to our accounting for business combinations for the year ended December 31, 2013.  As of June 30, 2014, we reclassified $5.4 million from Goodwill to Intangible Assets ($3.6 million) and Contingent Consideration ($1.8 million) on the balance sheet and adjusted certain related footnotes for these items.  In addition, we recorded additional amortization expense of $380 on our Consolidated statement of operations for the three months ended June 30, 2014 related to these items. These adjustments represent corrections to immaterial errors related to the classification of certain assets and liabilities as well as amortization expense recorded in connection with the acquisitions of Actient and STENDRA. We have evaluated these items, both individually and in the aggregate, in relation to the current period financial statements as well as the period in which they originated and concluded that these adjustments are not material to any of the impacted periods. These adjustments were recorded during the three months ended June 30, 2014.

Three Months Ended June 30, 2014 and 2013

Net revenues.  Net revenues for the three months ended June 30, 2014 and 2013 comprise the following:

	Three months ended June 30,
	2014	2013	Change	% Change
	(in millions)
Testim revenues-
Net U.S. revenues - brand	$11.9	$53.2	$(41.3)	-78%
Net U.S. revenues — authorized generic	13.3	—	13.3	n/a
International revenues	0.9	1.2	(0.3)	-25%
	26.1	54.4	(28.3)	-52%
XIAFLEX revenues-
Net U.S. revenues	26.3	15.0	11.3	75%
International revenues	3.1	3.9	(0.8)	-21%
	29.4	18.9	10.5	56%
Other net U.S. revenues-
TESTOPEL	4.2	14.4	(10.2)	-71%
STENDRA	6.1	0	6.1	n/a
Edex	7.5	5.0	2.5	50%
Other	9.7	7.8	1.9	24%
	27.5	27.2	0.3	1%
Total net revenues	$83.0	$100.5	$(17.5)	-17%

Revenue allowance as a percentage of gross U.S. revenues	34%	31%	3%

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S., net of allowances provided on such sales. In addition, net distributable profits earned pursuant to a Distribution and Supply Agreement (the “AG Agreement”) entered into with Prasco are also included in net U.S. revenues in the above table.  International revenues represent the amortization of deferred up-front and milestone payments the Company has received through its out-licensing agreements, together with royalties earned on product sales by the licensees.

Testim

Total revenues for Testim for the three months ended June 30, 2014 were $26.1 million compared to $54.4 million for the comparable period of 2013. Testim revenues for the three months ended June 30, 2014 include $13.3 million of revenues earned pursuant to the AG Agreement with Prasco.  Under the AG Agreement, Prasco purchases, distributes and sells an authorized generic version of Testim (the “Generic Testosterone Product”) in the

United States of America and its territories.  Prasco commenced initial commercialization activities for the Generic Testosterone Product on June 9, 2014 and commenced shipping the Generic Testosterone Product on June 10, 2014.  Under the terms of the Agreement, we recognize revenue from shipments to Prasco at the invoice supply price when title and risk of loss transfers, which is generally at the time of shipment. We are also entitled to receive a significant percentage of the net distributable profits on sales of the Generic Testosterone Product by Prasco, which we recognize as net revenues when Prasco reports to us the net distributable profits from the ultimate sale of the Generic Testosterone Product. We have recorded all net distributable profits reported by Prasco for the three months ended June 30, 2014.

The decrease of $41.3 million in branded Testim net U.S. revenues for the three months ended June 30, 2014 compared to the same period in 2013 is principally due to the following factors:

•                  a shrinking TRT gel market and lower Testim market share, as evidenced by a decline of 32% in total Testim prescriptions for the three months ended June 30, 2014 as compared to the same period in 2013 according to National Prescription Audit data from IMS, a pharmaceutical market research firm;

•                  continued destocking of Testim inventory in the wholesale and retail distribution channels;

•                  a continued decrease in our highest-margin non-contracted prescriptions, resulting in a higher gross-to-net discount applying to Testim sales as a whole; and

•                  the launch of the Generic Testosterone Product in June 2014, which we believe resulted in decreased demand for branded Testim during the three months ended June 30, 2014.

We believe the shrinking TRT market has been influenced by recent communications by the FDA regarding its plans to study the safety of TRT products and publications and advertisements suggesting potential health risks associated with TRT products. Given the changing TRT market dynamics and the entry of generic alternatives to the branded gel TRT product market, including the Generic Testosterone Product as well as additional future entry of generic alternatives, we are planning for what we believe is the maturity of the TRT gel market and we expect to continue managing Testim as a mature product going forward.

XIAFLEX

Total revenues for XIAFLEX in the second quarter of 2014 were $29.4 million compared to $18.9 million in the second quarter of 2013. Net revenues for the three months ended June 30, 2014 include $26.3 million of net U.S. product sales of XIAFLEX compared to the $15.0 million recorded in the second quarter of 2013. This increase was due to growth in product shipments for XIAFLEX for DC as well the launch of XIAFLEX for PD in January 2014.  XIAFLEX international revenues for the three months ended June 30, 2014 amounted to $3.1 million compared to $3.9 million recorded in the second quarter of 2013.  The decrease in XIAFLEX international revenues resulted from the amortization of deferred revenue during the three months ended June 30, 2013 related to the Pfizer Agreement.  There was no revenue recognized for the three months ended June 30, 2014 related to the Pfizer Agreement, as this agreement was terminated during the second quarter of 2013.  This decrease was partially offset by increased sales of XIAFLEX by our collaboration partner, Sobi, which resulted in higher royalties for the three months ended June 30, 2014 as compared to the same period in 2013.

Other net U.S. revenues

Other U.S. net revenues for the three months ended June 30, 2014 include sales of the products we acquired in the April 2013 acquisition of Actient as well as our in-licensing of STENDRA in October 2013.  The Actient revenues included sales of TESTOPEL, Edex and other U.S. products of $4.2 million, $7.5 million and $9.7 million, respectively, for three months ended June 30, 2014 compared to $14.4 million, $5.0 million, and $7.8 million for the same period in 2013. We announced a price increase on TESTOPEL at the beginning of March, 2014, with an effective date of April 1, 2014.  Therefore, we believe that the revenues recorded in the first quarter of 2014 included purchases made by our customers in excess of their current needs in advance of the price increase.  We believe that this first quarter buy-in had the impact of decreasing TESTOPEL revenues for the three months ended June 30, 2014.  The decrease in net revenues from the products we acquired from Actient in April 2013 was partially offset by $6.1 million of net product sales of STENDRA, a new first-line oral therapy for ED licensed from VIVUS and launched during January 2014.  We believe these revenues include a filling of the wholesale and retail channels in excess of current demand as indicated by prescriptions fulfilled in the second quarter of 2014.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the second quarter of 2014 compared to the second quarter of 2013 increased due principally to a decrease in our highest-margin non-contracted prescriptions of Testim during the second quarter of 2014, resulting in a higher gross-to-net discount applying to branded Testim sales as a whole. In addition, the higher percentage in the second quarter of 2014 was impacted by coupons offered on sales of STENDRA in conjunction with the product launch and higher product return charges for Testim and various Actient products. These increases were partially offset by a lower level of allowances on sales of Actient products which were acquired during the second quarter of 2013 as well as the addition of revenue earned on the sale of the Generic Testosterone Product sold by Prasco under the AG Agreement. The revenues recorded under the AG Agreement are reported by Prasco to Auxilium on a net basis; therefore, there are no gross-to-net adjustments recorded on Auxilium’s financial statements.  We believe that our revenue allowances as a percentage of gross U.S. revenues will stabilize in subsequent periods as compared to the second quarter of 2014 as other products with lower levels of discounts become a more significant portion of our overall revenues.

Cost of goods sold.    Cost of goods sold were $30.0 million and $27.2 million for the three months ended June 30, 2014 and 2013, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to our licensors (excluding contingent consideration royalties), and the amortization of the deferred costs associated with the collaboration agreements with Actelion, Asahi, Pfizer and Sobi. Cost of goods sold excludes the amortization of product rights associated with the Actient and STENDRA acquisitions. The increase in cost of goods sold in the second quarter of 2014 over the same period in 2013 was principally attributable to a $6.7 million inventory charge recorded related to excess Testim branded inventory.  The excess inventory charge resulted from our decision to launch the Generic Testosterone Product, which we believe had the impact of decreasing the demand forecast for our branded Testim product.  The gross margin rate on our net revenues was 64% for the three months ended June 30, 2014 compared to 73% for the same period in 2013. The decrease in the gross margin rate is primarily due to the excess inventory charge, product returns and the higher gross-to-net discount on branded Testim sales as discussed above, offset partially by a higher margin contribution on the acquired Actient products.

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

Research and development expenses were $11.3 million and $13.6 million for the three months ended June 30, 2014 and 2013, respectively. This decrease in expense resulted principally from lower spending on the XIAFLEX multi-cord phase 3 clinical trial for DC. This decrease was partially offset by increased spending on the XIAFLEX Phase 2 trials for cellulite and Frozen Shoulder syndrome, which commenced during the fourth quarter of 2013.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $69.2 million and $74.9 million for the three months ended June 30, 2014 and 2013, respectively. This decrease was primarily due to the transaction and integration costs associated with the acquired Actient operations during the second quarter of 2013, offset partially by an increase in marketing and advertising spend related to the launch of XIAFLEX for the treatment of PD and STENDRA.  In addition, during the second quarter of 2014 we incurred $5.2 million of transaction expenses in connection with our pending merger with QLT.

Amortization of purchased intangibles.    Amortization of purchased intangibles was $20.0 million and $10.9 million for the three months ended June 30, 2014 and 2013, respectively.  The increase in amortization is due to a full quarter of amortization of the finite-lived intangible assets acquired in the Actient transaction in April 2013 as well the amortization of the STENDRA intangible asset acquired in October 2013.

Contingent consideration.    Contingent consideration was recorded on the balance sheet at the acquisition date fair value of the Actient and STENDRA acquisitions, based on the consideration expected to be transferred in the form of milestone and royalty obligations, discounted to present value of such payments. Contingent consideration in the Consolidated statement of operations represents the change in the fair value of this contingent consideration. Contingent consideration was a credit of $20.4 million during the three months ended June 30, 2014 compared to expense of $2.3 million for the three months ended June 30, 2013.  The change of $22.7 million period-over-period resulted primarily from the decrease in fair value of an Actient product net sales milestone as well as Actient royalties due to revised estimates of TESTOPEL net revenues. This credit or expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving forecasted product revenues on which royalties are payable, the periods in which we estimate sales levels and sales level milestones will be achieved and the discount rates used.

Interest expense.    Interest expense was $9.5 million and $7.1 million for the three months ended June 30, 2014 and 2013, respectively.  The increase period-over-period is principally due to interest expense on our Term Loan, from which we borrowed $225.0 million in April 2013 and $50.0 million in September 2013.

Other income, net.    Other income, net for the three months ended June 30, 2014 and 2013 relates primarily to interest earned on cash, cash equivalents and short-term investments.

Income tax expense.  The income tax benefit of $0.1 million for the three months ended June 30, 2014 represents an adjustment during the quarter for income taxes payable in certain state jurisdictions. The tax benefit for 2013 represents the $77.9 million release of the valuation allowance for deferred tax assets, net of recognition of income taxes on current income in certain state jurisdictions and certain discrete items of tax.  As part of the required accounting for the Actient acquisition, we recorded deferred tax liabilities related to differences between the book basis and the tax basis of certain Actient amortizable assets.

Six Months Ended June 30, 2014 and 2013

Net revenues.  Net revenues for the six months ended June 30, 2014 and 2013 comprise the following:

	Six months ended June 30,
	2014	2013	Change	% Change
	(in millions)
Testim revenues-
Net U.S. product sales	$22.8	$98.5	$(75.7)	-77%
Net U.S. revenues — authorized generic	13.3	—	13.3	n/a
International revenues	1.8	1.4	0.4	29%
	37.9	99.9	(62.0)	-62%
XIAFLEX revenues-
Net U.S. revenues	42.9	26.9	16.0	59%
International revenues	6.3	12.7	(6.4)	-50%
	49.2	39.6	9.6	24%
Other net U.S. revenues-
TESTOPEL	36.2	14.4	21.8	151%
STENDRA	17.7	0	17.7	n/a
Edex	13.0	5.0	8.0	160%
Other	17.5	7.8	9.7	124%
	84.4	27.2	57.2	210%
Total net revenues	$171.5	$166.7	$4.8	3%

Revenue allowance as a percentage of gross U.S. revenues	36%	32%	4%

Net U.S. revenues shown in the above table represent the product sales of the Company within the U.S. net of allowances provided on such sales. In addition, net distributable profits earned pursuant to the AG Agreement entered into with Prasco are also included in net U.S. revenues in the above table.  International revenues represent the amortization of deferred up-front and milestone payments the Company has received through its out-licensing agreements, together with royalties earned on product sales by the licensees.

Testim

Total revenues for Testim for the six months ended June 30, 2014 were $37.9 million compared to $99.9 million for the comparable period of 2013. Testim revenues for the six months ended June 30, 2014 include $13.3 million of Generic Testosterone Product revenues earned pursuant to the AG Agreement with Prasco.

The decrease of $75.7 million in branded Testim net U.S. revenues for the six months ended June 30, 2014 compared to the same period in 2013 is principally due to the following factors:

•                  a shrinking TRT gel market and lower Testim market share, as evidenced by a decline of 29% in total Testim prescriptions for the six months ended June 30, 2014 as compared to the same period in 2013 according to National Prescription Audit data from IMS, a pharmaceutical market research firm;

•                  continued destocking of Testim inventory in the wholesale and retail distribution channels; and

•                  a decrease in our highest-margin non-contracted prescriptions, resulting in a higher gross-to-net discount applying to Testim sales as a whole.

We believe the shrinking TRT market has been influenced by recent communications by the FDA regarding its plans to study the safety of TRT products and publications and advertisements suggesting potential health risks associated with TRT products. Given the changing TRT market dynamics and the entry of generic alternatives to the branded gel TRT product market, including the Generic Testosterone Product, as well as potential additional future entry of generic alternatives, we are planning for what we believe is the maturity of the TRT gel market and we expect to continue managing Testim as a mature product going forward.

XIAFLEX

Total revenues for XIAFLEX in the first half of 2014 were $49.2 million compared to $39.6 million in the first half of 2013. Net revenues for the six months ended June 30, 2014 include $42.9 million of net U.S. product sales of XIAFLEX compared to the $26.9 million recorded in the first half of 2013. This increase was due to growth in product shipments for XIAFLEX for DC as well the launch of XIAFLEX for PD in January 2014.  XIAFLEX international revenues for the six months ended June 30, 2014 amounted to $6.3 million compared to $12.7 million recorded in the first half of 2013.  The decrease in XIAFLEX international revenues resulted from the amortization of deferred revenue during the six months ended June 30, 2013 related to the Pfizer Agreement.  There was no revenue recognized for the six months ended June 30, 2014 related to the Pfizer Agreement, as this agreement was terminated during the second quarter of 2013.  This decrease was partially offset by increased sales of XIAFLEX by our collaboration partner, Sobi, which resulted in higher royalties for the six months ended June 30, 2014 as compared to the same period in 2013.

Other net U.S. revenues

Other U.S. net revenues for the six months ended June 30, 2014 include sales of the products we acquired in the April 2013 acquisition of Actient as well as our in-licensing of STENDRA in October 2013.  The Actient revenues included sales of TESTOPEL, Edex and other U.S. products of $36.2 million, $13.0 million and $17.5 million, respectively for six months ended June 30, 2014 compared to $14.4 million, $5.0 million and $7.8 million for the first half of 2013.  The increase in net revenues from the products we acquired from Actient in April 2013 was the result of a full quarter of sales as well as price increases.  In addition to the increase resulting from the Actient products, we launched STENDRA, a new first-line oral therapy for ED licensed from VIVUS during January 2014, and recognized total sales of $17.7 million for the six months ended June 30, 2014. We believe these revenues include a filling of the wholesale and retail channels in excess of demand as indicated by current prescriptions fulfilled in the second quarter of 2014.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the first half of 2014 compared to the first half of 2013 increased due principally to a decrease in our highest-margin non-contracted prescriptions of Testim during the six months ended June 30, 2014, resulting in a higher gross-to-net discount applying to Testim sales as a whole; and specifically for the first quarter of 2014, an accrual for a liability relating to the higher rebates and allowances on all Testim units estimated to be in the wholesale and retail channels at December 31, 2013.  In addition, the higher percentage in the first half of 2014 was impacted by coupons offered on sales of STENDRA in conjunction with the product launch and higher product return charges for Testim and various Actient products.  These increases were partially offset by a lower level of allowances on sales of Actient products which were acquired during the second quarter of 2013 as well as the addition of revenue earned on the sale of the Generic Testosterone Product sold by Prasco under the AG Agreement. The revenues recorded under the AG Agreement are reported by Prasco to Auxilium on a net basis; therefore, there are no gross-to-net adjustments recorded on Auxilium’s financial statements.

Cost of goods sold.    Cost of goods sold were $48.2 million and $42.3 million for the six months ended June 30, 2014 and 2013, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to our licensors (excluding contingent consideration royalties), and the amortization of the deferred costs associated with the collaboration agreements with Actelion, Asahi, Pfizer and Sobi. Cost of goods sold excludes the amortization of product rights associated with the Actient and STENDRA acquisitions. The increase in cost of goods sold in the first half of 2014 over the same period in 2013 was principally attributable to a $6.7 million inventory charge recorded related to excess Testim branded inventory.  The excess inventory charge resulted from our decision to launch the Generic Testosterone Product, which had the impact of decreasing the demand forecast for our branded Testim product.  The gross margin rate on our net revenues was 72% for the six months ended June 30, 2014 compared to 75% for the same period in 2013. The decrease in the gross margin rate is primarily due to the excess inventory charge, higher product returns and the higher gross-to-net discount on branded Testim sales as discussed above, offset partially by a higher margin contribution on the acquired Actient products.

Research and development expenses.    Research and development expenses were $22.3 million and $25.5 million for the six months ended June 30, 2014 and 2013, respectively. This decrease in expense resulted principally from lower spending on the XIAFLEX multi-cord phase 3 clinical trial for DC and decreased spending on the Phase 3 trials for XIAFLEX for the treatment of Peyronie’s. These decreases were partially offset by increased spending on the XIAFLEX Phase 2 trials for cellulite and Frozen Shoulder syndrome, which commenced during the fourth quarter of 2013.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $147.2 million and $119.2 million for the six months ended June 30, 2014 and 2013, respectively. This increase was primarily due to the added expenses of the acquired Actient operations and an increase in marketing and advertising spend related to the launch of XIAFLEX for the treatment of PD and STENDRA.

Amortization of purchased intangibles.    Amortization of purchased intangibles was $39.7 million and $10.9 million for the six months ended June 30, 2014 and 2013, respectively.  The increase in amortization is due to a full six months of amortization of the finite-lived intangible assets acquired in the Actient transaction in April 2013 as well the amortization of the STENDRA intangible asset acquired in October 2013.

Contingent consideration.   Contingent consideration was a credit of $12.7 million during the six months ended June 30, 2014 compared to expense of $2.3 million for the six months ended June 30, 2013.  The change of $15.0 million period-over-period resulted primarily from the decrease in fair value of Actient product net sales milestones as well as Actient royalties due to revised estimates of TESTOPEL net revenues, offset partially by increases in STENDRA revenue forecasts.

Interest expense.    Interest expense was $19.0 million and $10.1 million for the six months ended June 30, 2014 and 2013, respectively.  The increase period-over-period is principally due to interest expense on our Term Loan, which was entered into in April 2013.

Other income, net.    There was no other income, net for the six months ended June 30, 2014. Other income, net for the six months ended June 30, 2013 relates primarily to interest earned on cash, cash equivalents and short-term investments.

Income tax expense.  The income tax expense of $0.2 million for the six months ended June 30, 2014 represents income taxes payable in certain state taxing jurisdictions. The tax benefit for 2013 represents the $77.9 million release of the valuation allowance for deferred tax assets, net of recognition of income taxes on current income in certain state jurisdictions and certain discrete items of tax.  As part of the required accounting for the Actient acquisition, we recorded deferred tax liabilities related to differences between the book basis and the tax basis of certain Actient amortizable assets.

Liquidity and Capital Resources

We had approximately $44.7 million and $71.2 million in cash, cash equivalents and short-term investments as of June 30, 2014 and December 31, 2013, respectively. We believe that our current financial resources, when combined with cash generated from or used in operations, will be adequate for the Company to fund our anticipated operations for at least the next 12 months. We may, however, elect to raise additional funds to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products, product candidates or companies or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our financial resources will depend on many factors, including:

•                  our ability to successfully market our products;

•                  continued demand for our products;

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

•                  the success of the efforts of VIVUS to seek a 15-minute onset of action label expansion for STENDRA,

•                  the entry into the marketplace of competitive products, including additional generics or branded generics to Testim or a competing product;

•                  our ability to successfully and timely close the Merger with QLT, and, if we close the Merger, to integrate the operations of QLT and Auxilium into the operations of the Combined Company successfully and efficiently;

•                  our ability to integrate the remaining operations of Actient and its subsidiaries into our operations successfully and efficiently;

•                  our ability to materialize the remaining synergies and benefits, including revenue and profit growth, from the acquisition of Actient;

•                  the risks or costs associated with the Actient acquisition or the Merger being greater than we anticipate;

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

Sources and Uses of Cash

Cash used in operations was $17.8 million for the six months ended June 30, 2014 compared to $7.3 million for the six months ended June 30, 2013. Cash used in operations for the six months ended June 30, 2014 resulted primarily from a reduction in Testim revenues, an increase in selling and marketing costs as a result of the launch of XIAFLEX for PD and STENDRA and higher inventory levels required to meet our expected growth in product sales. Cash used in operations in 2013 resulted primarily from the pre-tax operating loss for the period, net of stock compensation and non-cash charges.

Cash used in investing activities was $1.8 million for the six months ended June 30, 2014 compared to cash used in investing activities of $516.5 million for the six months ended June 30, 2013. The cash impact of investing activities for 2014 relates primarily to net redemptions of $3.6 million and our investments in property and equipment, which are primarily due to the implementation of a new accounting system as well as investments in other software projects.  Cash used in investing activities for 2013 principally represents $588.9 million of cash paid in the acquisition of Actient and investments in property and equipment, offset by redemptions (net of purchases) of short-term in marketable debt securities.

Cash provided by (used in) financing activities was ($3.4) million and $517.9 million for the six months ended June 30, 2014 and 2013, respectively. Cash used in financing activities for the first half of 2014 reflects principal payments on our term loan of $6.6 million and contingent consideration payments of $6.9 million related to the Actient and STENDRA acquisitions, partially offset $11.2 million of cash received from the exercise of stock options.  Cash provided by financing activities in 2013 principally represents the net proceeds of $338.9 million and $214.0 million from the issuance of the 2018 Senior Convertible Notes and the Term Loan, respectively, partially offset by net payments of $28.5 related to our hedge transactions for the convertible notes.

Commitments and Contractual Obligations

During the six months ended June 30, 2014, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Hatch-Waxman Litigation

For a description of the ongoing litigations with each of Upsher-Smith Pharmaceuticals, Inc. (“Upsher-Smith”) and Actavis, Inc. (then known as Watson Pharmaceuticals, Inc.) (“Actavis”), please see “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year- ended December 31, 2013, filed with the SEC on February 28, 2013 (the “2013 10-K Litigation Disclosure”).  A recent development in the Actavis litigation is that a trial has now been currently scheduled to commence in September 2014.

TRT Products Civil Litigation

As of July 31, 2014, Auxilium was involved in 37 individual civil actions related to its TRT products, Testim and TESTOPEL, wherein the plaintiffs allege, among other things, bodily injury and, in some cases, wrongful death, based on theories of strict liability, fraud and inadequacy of the product warning labels. The first complaint was served on Auxilium on February 27, 2014, shortly after the FDA announced that it had commenced a safety investigation into TRT products. These lawsuits have been filed in certain federal and state courts. In several of the complaints filed against Auxilium, Auxilium is named as a co-defendant with certain of its competitors who also sell TRT products such as AbbVie, Lilly, Endo and Pfizer and, in one complaint, with its former co-promotion partner, GSK. In four of the lawsuits in which Auxilium is a co-defendant, DPT and CPL, both contract manufacturers of Testim, have also been named as co-defendants. Pursuant to the terms of Auxilium’s respective manufacturing agreements with DPT and CPL, Auxilium has acknowledged a duty to indemnify and defend DPT and CPL in these matters. Auxilium has timely notified the carriers of those of its insurance policies with coverage it believes is applicable to the liability of the litigation related to its TRT products. Auxilium’s primary insurer has acknowledged that it has a duty to defend and indemnify Auxilium with respect to the allegations made in plaintiffs’ complaints as originally filed with the relevant courts; it has, however, reserved its rights to deny coverage on the basis of certain allegations in the relevant complaints related to dishonest, fraudulent, malicious or intentionally wrongful acts.

Additionally, similar lawsuits have been filed against other manufacturers of TRT products. In some of these lawsuits, certain parties have moved to request consolidation of various of the existing lawsuits into a multi-district litigation or MDL. On June 6, 2014, a Transfer Order was issued by the United States Judicial Panel on Multidistrict Litigation which created an industry- wide MDL in the Northern District of Illinois with Judge Kennelly presiding and captioned as In re: Testosterone Replacement Therapy Products Liability Litigation (“TRT MDL”). The Transfer Order further ordered that certain lawsuits be transferred to the TRT MDL, upon consent of the transferring court, for coordination or consolidation of pre-trial proceedings.

Based upon the number of similar complaints served on other manufacturers of TRT products, Auxilium believes it is reasonable to expect that Auxilium will be named as a defendant and/or co-defendant in additional complaints.

The TRT-related complaints against Auxilium have only been filed recently by the respective plaintiffs. None of the complaints alleges specific damage amounts. Auxilium is investigating the underlying causes of actions upon which the complaints are based. Auxilium filed a Motion to Dismiss in the first-filed case, in the U.S. District Court for the Central District of California. Subsequently, the plaintiff in that case voluntarily withdrew his lawsuit. Auxilium filed similar motions in other matters and are in the process of preparing responses to the additional suits.

Auxilium intends to vigorously defend against the civil actions. These pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable Auxilium to determine a loss, if any, is probable. Auxilium is unable to estimate the possible loss or range of loss for the legal proceedings described above. Litigation is unpredictable and, while it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on Auxilium’s consolidated results of operations, financial position or cash flows. Auxilium has incurred and expects to continue to incur significant legal fees in the defense of these actions, which legal fees Auxilium currently expenses as incurred.

Slate Indemnification Litigation

Prior to Auxilium’s acquisition of our wholly-owned subsidiary Actient in April of 2013, Actient entered into a merger agreement (the “Slate Merger Agreement”), dated December 19, 2011, by and among Slate Pharmaceuticals, Inc. (“Slate”), Slate Pharmaceuticals Acquisition Corp., a wholly-owned subsidiary of Actient, and Douglas E. Eckert, solely in his capacity as the representative of the former Slate stockholders and warrant holders (the “Slate Representative”). The Slate Merger Agreement provided for, among other things, indemnification of Actient in the event that Slate breached certain of its representations and warranties in the Slate Merger Agreement. The Slate Merger Agreement also provided for, among other things, certain earn-out payments to be made to the former Slate stockholders on a quarterly basis based upon the revenue generated by sales of TESTOPEL (the “Slate Earn-Out Payments”). Pursuant to the terms of the Slate Merger Agreement, the Slate Earn-Out Payments are subject to offset in order to satisfy amounts that may be due Actient under the relevant indemnification provisions of the Slate Merger Agreement. The Slate Earn-Out Payment due for the quarter ended March 31, 2014, was approximately $3.8 million (the “2014 Q1 Slate Earn-Out”).

On or about April 16, 2014, a complaint was filed against Auxilium alleging, among other things, that the development, design, testing, labeling, packaging, promoting, advertising, marketing, distribution and selling of certain prescription medications, including TESTOPEL, directly and proximately resulted in damages suffered by the plaintiffs (the “Amerson Action”). Auxilium believes that certain costs, including amounts in respect of defense, settlement, or court awarded damages, related to the matters alleged in the Amerson Action, as well as any complaints filed against Auxilium, or any of its affiliates or business partners that may have recourse against Auxilium for costs related to such complaints, properly would entitle Auxilium, as the ultimate parent of Actient, to indemnification pursuant to relevant provisions of the Slate Merger Agreement. Consequently, Actient withheld the 2014 Q1 Slate Earn-Out from the former Slate stockholders and paid such amounts into a third party escrow account to be held until the matters set forth in the Amerson Action, and any complaints making similar allegations that may be filed against Auxilium, any of its affiliates or business partners that may have recourse against Auxilium for costs related to such complaints, are resolved. Since the time of the Amerson Action, Auxilium has been named in three additional complaints related to TESTOPEL alleging causes of actions similar to those set forth in the Amerson Action.

On July 24, 2014, the Slate Representative filed a lawsuit in the Delaware Chancery Court, in the State of Delaware docketed as CA9940 against Auxilium alleging that the withholding and payment into escrow of the 2014 Q1 Earn-Out was a breach of the Slate Merger Agreement and seeking immediate payment of these funds to the Slate stockholders, declaratory judgment that Auxilium is not permitted to withhold future payments, and unspecified other damages.

Merger-Related Litigation

On July 21, 2014, James Novak, an alleged shareholder of Auxilium, filed suit in the Court of Common Pleas, Chester County, Pennsylvania, against Auxilium’s Board of Directors, seeking to enjoin the proposed merger between Auxilium and QLT on the grounds that the Board of Directors of Auxilium breached their fiduciary duties by approving a proposed transaction with QLT that purportedly does not reflect the true value of Auxilium. The complaint also names as defendants Auxilium, QLT, Holdco and Merger Sub for allegedly aiding and abetting the Board of Directors’ purported breach of fiduciary duty. On July 25, 2014, Raymon Hall, an alleged shareholder of Auxilium, filed suit in the Court of Common Pleas, seeking to enjoin the proposed merger with QLT on the grounds that the Board of Directors of Auxilium breached their fiduciary duties by approving a proposed transaction that purportedly does not reflect the true value of Auxilium. Plaintiff has also brought suit against QLT, Holdco and Merger Sub for allegedly aiding and abetting the Auxilium directors’ purported breach of fiduciary duty. On July 28, 2014, James Wernicke, an alleged shareholder of Auxilium, filed suit in the Court of Common Pleas against the Auxilium Board of Directors, seeking to enjoin the proposed merger between Auxilium and QLT on the grounds that the Auxilium Board of Directors breached their fiduciary duties by approving a proposed transaction with QLT that purportedly does not reflect the true value of the Auxilium. The complaint also names as defendants Auxilium and QLT for allegedly aiding and abetting the Auxilium Board of Directors’ purported breach of fiduciary duty. Auxilium and QLT intend to vigorously defend against these lawsuits.

General Information About Above Matters

We intend to vigorously defend against the foregoing matters.  These pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine a loss, if any, is probable.  We are unable to estimate the possible loss or range of loss for the legal proceedings described above.  Litigation is unpredictable and, while it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows. We have incurred and expect to continue to incur significant legal fees in the defense of these actions, which legal fees we currently expense as incurred.

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

Item 1A.  Risk Factors.

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by Part II, Item 1 A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, in evaluating our business, financial position, future results and prospects. The information presented below updates and supplements those risk factors for the matters identified below and should be read in conjunction with the risks and other information contained in our Form 10-K and this Report.  The risks described in our Form 10-K, as updated as described above and as set forth below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Risk Factors Relating to the Merger with QLT

Obtaining required governmental approvals necessary to satisfy closing conditions may delay or prevent completion of the Merger.

Completion of the Merger is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals, including the SEC declaring effective the registration statement on Form S-4 that was filed with the SEC on August 4, 2014, which included a preliminary joint proxy statement of QLT and Auxilium and also constitutes a management proxy circular and preliminary prospectus of QLT. QLT and Auxilium have agreed to use their reasonable best efforts to obtain all required approvals in accordance with the Merger Agreement. No assurance can be given that the required approvals will be obtained, and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the merger agreement.

The closing of the Merger is subject to many conditions and the failure to meet any of these closing conditions and any failure to complete the Merger could negatively impact the share price and the future business and financial results of Auxilium.

If the Merger is not completed, the ongoing businesses of Auxilium may be adversely affected. Additionally, if the Merger is not completed and the Merger Agreement is terminated, in certain circumstances, Auxilium may be required to pay to QLT a termination fee of $28.4 million. In addition, Auxilium may incur significant transaction expenses in connection with the Merger regardless of whether the Merger is completed. The foregoing risks, or other risks arising in connection with the failure of the Merger, including the diversion of management attention from conducting the business of the respective company and pursuing other opportunities during the pendency of the Merger, may have an adverse effect on the business, operations, financial results and share prices of Auxilium. In addition, Auxilium could be subject to litigation related to any failure to consummate the Merger or any related action that could be brought to enforce a party’s obligation under the Merger Agreement.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of Auxilium.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict Auxilium’s ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire shares or assets of Auxilium. Further, even if the Auxilium Board of Directors withdraws or qualifies its recommendation with respect to the Merger, it will still be required to submit the applicable matters to a vote at its meeting of stockholders. In certain specified circumstances, upon termination of the Merger Agreement, Auxilium will be required to pay a termination fee to the other party.

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of Auxilium from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and Auxilium determines to seek another business combination, it may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

If changes to the tax laws are adopted prior to October 31, 2014 which could result in the Combined Company being treated as a U.S. corporation for U.S. federal income tax purposes, such changes could jeopardize or delay the consummation of the Merger.

Auxilium’s obligation to complete the Merger is subject to a condition that there shall have been no change in applicable law (whether or not such change in law is yet effective) with respect to Section 7874 of the U.S. Internal Revenue Code of 1986 (the “Code”) (or any other U.S. tax law), or any official interpretations thereof as set forth in published guidance by the IRS (other than IRS News Releases) (whether or not such change in official interpretation is yet effective), and there having been no bills that would implement such a change which has been passed by the United States House of Representatives and the United States Senate and for which the time period for the President of the United States to sign or veto such bill has not yet elapsed, in each case prior to October 31, 2014, that, once effective, in the opinion of nationally recognized U.S. tax counsel, would cause the Combined Company to be treated as a U.S. corporation for U.S. federal income tax purposes. Accordingly, in the event of a change of tax law described in the previous paragraphs after October 31, 2014 but before the closing date of the Merger (other than as a result of a bill that has been passed by both houses of Congress prior to October 31, 2014), Auxilium would be required to complete the Merger even though the Combined Company would be treated as a domestic corporation for U.S. federal income tax purposes, which would adversely affect the expected benefits anticipated to result from the Merger.

Since Section 7874 of the Code was enacted, there have been various proposals to broaden the scope of Section 7874, including, most recently, (i) a provision in the Obama Administration’s 2015 budget proposals which, if enacted in its present form, would be effective for transactions completed after December 31, 2014, and (ii) proposals introduced by certain Democratic members of both Houses of Congress which, if enacted in their present form, would be effective retroactively to any transactions completed after May 8, 2014. Each proposal would, among other things, treat a foreign acquiring corporation as a U.S. corporation under Section 7874 of the Code if the former shareholders of the U.S. corporation own more than 50% of the shares of the foreign acquiring corporation after the transaction, or if the foreign corporation’s affiliated group has substantial business activities in the United States and the foreign corporation is primarily managed and controlled in the United States. These proposals, if enacted in their present form and made retroactively effective to transactions completed during the period in which the effective time of the Merger occurs, would cause the Combined Company to be treated as a U.S. corporation for U.S. federal income tax purposes.

Auxilium may not be able to obtain consents from its existing lenders.

Under Auxilium’s existing senior secured credit facility, completion of the Merger would result in an event of default as a result of the Merger being deemed a change in control (as defined in the Credit Agreement) and as a result of the delisting of Auxilium’s common stock from NASDAQ upon completion of the Merger, unless consent is obtained from the lenders thereunder representing a majority in principal amount of the outstanding term loans thereunder. Auxilium intends to seek to obtain the consents of its existing lenders in order to keep its current credit facility in place. There can be no assurance that Auxilium will be able to obtain the necessary consents to prevent the occurrence of an event of default under the existing credit facility. Further, there can be no assurance that any consent will contain terms that are the same as the existing credit facility, and it is possible that the existing credit facility terms will be amended to be less favorable, including, among other things, requiring a paydown of the principal amount of such indebtedness, increasing interest rates and imposing financial maintenance covenants. In the event that Auxilium is unable to obtain such consents or determines that the conditions imposed in order to obtain such consents are unfavorable, Auxilium may be required to obtain funds under the DB facility commitment letter, the terms of which may result in higher borrowing costs and less favorable terms to the combined company, including a lower initial principal amount of such indebtedness, increased interest rates and financial maintenance covenants.

Lawsuits have been filed against Auxilium and QLT relating to the Merger and an adverse ruling in any such lawsuit may prevent the Merger from being completed.

Since the Merger was announced on June 26, 2014, Auxilium, Auxilium’s directors, QLT, HoldCo and AcquireCo have been named as defendants in purported stockholder class actions filed in the Court of Common Pleas, Chester County, Pennsylvania seeking to enjoin the proposed Merger on the grounds that the Board of Directors of Auxilium breached their fiduciary duties by approving a proposed transaction that purportedly does not reflect the true value of Auxilium. It is possible that additional lawsuits making similar or additional claims relating to the Merger may be brought. One of the conditions to the closing of the Merger is that no order (whether temporary, preliminary or permanent) shall be in effect that prevents or prohibits completion of the Merger. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the defendants from completing the Merger, then such injunction may prevent the the Merger from becoming effective, or from becoming effective within the expected time frame.

Risks Related to Auxilium’s 2013 Acquisition of Actient

Auxilium may fail to realize some or all of the anticipated benefits and synergies of its 2013 acquisition of Actient, which may adversely affect any of its revenues, expenses, operating results or the value of Auxilium’s common stock.

Auxilium’s ability to successfully complete the integration of Actient’s operations into Auxilium will depend, in part, on Auxilium’s ability to realize the anticipated benefits and cost savings from its acquisition of Actient. To realize these anticipated benefits, which include expected revenue and profit growth, and cost savings, Auxilium must successfully finalize the combination of its respective operations, technologies and personnel. If Auxilium is not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer to realize than expected, and the value of its common stock may be adversely affected. In addition, the integration of Actient’s business has been and may continue to be a complex, time-consuming and expensive process. Proper planning and effective and timely implementation is critical to avoid any significant disruption to Auxilium’s operations and to achieve the desired results. It is possible that the integration process could identify inconsistencies in standards, controls, procedures and policies that adversely affect its ability to maintain relationships with customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of the acquisition. Delays encountered in finalizing the integration process could have a material adverse effect on Auxilium’s revenues, expenses, operating results and financial condition, including the value of its common stock.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies may be lower than Auxilium expects and may take longer to achieve than anticipated. If Auxilium is not able to adequately address these challenges, it may be unable to successfully realize the anticipated benefits and Auxilium’s anticipated cost synergy savings of the integration. The anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be as expected.

As a result of this transaction, Auxilium has become a significantly larger company and Auxilium’s business and corporate structure have become substantially more complex. There can be no assurance that Auxilium will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage the increased complexity of the combined business and Auxilium’s failure to successfully do so could have a material adverse effect on Auxilium’s business, financial condition, results of operations and growth prospects. In addition, as a result of these transactions, Auxilium’s financial statements and results of operations in prior years may not provide meaningful guidance to form an assessment of the prospects or potential success of Auxilium’s future business operations.

The risks arising with respect to the historic business and operations of Actient and its subsidiaries may be different than Auxilium anticipates, which could significantly increase the costs and decrease the benefits of the acquisition and materially and adversely affect Auxilium’s operations going forward.

Although Auxilium performed significant financial, legal, manufacturing and business due diligence with respect to Actient and its subsidiaries, Auxilium may not have appreciated or understood the extent of the risks associated with the acquisition. Auxilium has secured indemnification for certain matters from the former equity holders of Actient in order to mitigate the consequence of breaches of the provisions of the acquisition agreement and the risks associated with historic operations, including those with respect to compliance with laws, accuracy of financial statements, financial reporting controls and procedures, tax matters and undisclosed liabilities, and certain matters known to Auxilium. Auxilium believes that the indemnification provisions of the Actient merger agreement, together with the insurance policies that Auxilium and Actient and its subsidiaries have in place, will limit the economic consequence of the issues Auxilium has identified in Auxilium’s due diligence to acceptable levels.

Notwithstanding Auxilium’s due diligence exercise and risk mitigation strategies, the risks of the acquisition and the costs associated with these risks may be greater than Auxilium anticipated. Auxilium may not be able to contain or control the costs associated with unanticipated risks or liabilities, which could materially and adversely affect Auxilium’s ability to execute on Auxilium’s business plan, integrate operations or continue as a viable going concern.

Auxilium may not have accurately estimated the tax benefit that Auxilium expects to receive as a result of Auxilium’s acquisition of Actient, which could cause Auxilium’s forecasts and projections to be inaccurate and have an adverse effect on Auxilium’s stock price.

Auxilium has estimated that it will receive a tax benefit of approximately $60 million as a consequence of Auxilium’s acquisition of Actient in the form of a step-up in basis resulting in tax deductible amortization of the goodwill associated with the acquisition. Auxilium may not receive this tax benefit or it may be less than Auxilium anticipates. Additionally, even if the tax benefit is as or greater than Auxilium has estimated, Auxilium may not be able to use the full amount of the tax benefit associated with the Actient acquisition.

Risks Related to Commercialization

If medical doctors do not prescribe Auxilium’s products or the medical profession or patients do not accept Auxilium’s products, Auxilium’s ability to grow or maintain Auxilium’s revenues will be limited.

Auxilium’s business is dependent on market acceptance of Auxilium’s products and, if approved, Auxilium’s product candidates by physicians, healthcare payors, patients and the medical community. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, Auxilium’s products depend on many factors, including:

•                  perceived safety and efficacy of Auxilium’s products;

•                  convenience and ease of administration;

•                  prevalence and severity of adverse side effects in both clinical trials and commercial use;

•                  availability of alternative treatments or products, including generics;

•                  cost effectiveness and the pricing of Auxilium’s products;

•                  the adequacy and effectiveness of Auxilium’s sales force and that of any co-promotion partner’s or international partner’s sales force;

•                  the adequacy and effectiveness of Auxilium’s production, distribution and marketing capabilities and those of Auxilium’s international partners;

•                  publicity concerning Auxilium’s products or competing products; and

•                  existence and level of third-party coverage or reimbursement for Auxilium’s products and, in the cases of XIAFLEX for the treatment of DC, TESTOPEL for testosterone replacement for congenital or acquired primary hypogonadism, congenital or acquired hypogonadotropic hypogonadism, or to stimulate puberty in carefully selected males with clearly delayed puberty, and XIAFLEX for the treatment of PD, the procedures performed by physicians while treating patients with these therapies.

Even though Auxilium has received regulatory approval for the products that it markets currently, and even if Auxilium receives regulatory approval and satisfies the above criteria for any of Auxilium’s product candidates, physicians may not prescribe, and patients may not accept, Auxilium’s products if Auxilium does not promote its products effectively. If any of Auxilium’s products or product candidates fails to achieve market acceptance,

Auxilium may not be able to market and sell the products successfully, which would limit its ability to generate revenue and could harm its business.

Auxilium recently lost Auxilium’s litigation with Upsher-Smith regarding the alleged infringement of Upsher-Smith’s proposed generic testosterone gel product, and the launch of a generic version of Testim could have a material adverse effect on Auxilium’s business.

On or about December 28, 2012, Auxilium and FCB became aware of a notice from Upsher-Smith that advised us and FCB of Upsher-Smith’s filing of a 505(b)(2) NDA containing a Paragraph IV certification under 21 U.S.C. Section 314.52(c) for testosterone gel (the “Upsher-Smith NDA”). This Paragraph IV certification notice refers to the 10 U.S. patents, covering Testim, that are listed in the Orange Book. These 10 patents are owned by FCB and are exclusively licensed to Auxilium and will expire between 2023 and 2025. On January 28, 2013, Auxilium and FCB filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith for infringement of FCB’s 10 patents listed in the Orange Book as covering Testim testosterone gel (“Delaware Upsher-Smith 505(b)(2) NDA Litigation”). A hearing on Upsher-Smith’s previously filed motion for summary judgment was held on June 28, 2013, and by request of the Court, the parties submitted additional briefing in the weeks following the hearing. On December 4, 2013, the Court granted Upsher-Smith’s motion for summary judgment, and the Court entered a final judgment of non-infringement in favor of Upsher-Smith on December 30, 2013. On January 24, 2014, Auxilium filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit in Washington, D.C. appealing the final judgment of non-infringement entered by the United States District Court for the District of Delaware.

The Upsher-Smith NDA was granted final approval by the FDA on June 4, 2014 with a brand name Vogelxo. Upsher-Smith launched Vogelxo and an authorized generic version of Vogelxo, known as testosterone gel, on or about July 2, 2014.

On March 26, 2013, Auxilium submitted a Citizen’s Petition to the FDA with respect to the Upsher-Smith NDA referencing Testim in particular, and generic testosterone gels in general. Auxilium requested that, in the event of FDA approval of the Upsher-Smith NDA, the FDA: (i) refrain from designating Upsher-Smith’s testosterone gel as therapeutically equivalent to Testim and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels. Since any such approval by the FDA was pursuant to a 505(b)(2) NDA and not pursuant to an ANDA, it remains unclear at this time whether Vogelxo or its authorized generic will receive a therapeutically equivalent rating to Testim or a different rating.

It is unclear whether the Upsher-Smith product, Vogelxo, or its recently launched authorized generic, will receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it will receive a different rating to, and perhaps not be freely substitutable for, Testim. These Upsher-Smith products, whatever the rating, could have a materially adverse impact on Auxilium’s Testim revenues, but Auxilium believes that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on Auxilium’s Testim revenues. The introduction of a generic or different version of Testim at any time, such as the Upsher-Smith product, whatever the rating could significantly and potentially permanently reduce the revenue Auxilium derives from Testim or its authorized generic. Auxilium’s strategies to mitigate the effects of such a generic or different version of Testim may not be effective. A significant reduction in Auxilium’s TRT gel revenue could have a material adverse effect on Auxilium’s business, results of operations and financial condition, including without limitation, Auxilium’s liquidity and net working capital and could materially and adversely affect Auxilium’s ability to execute on Auxilium’s short and long-term business plans.

The market for TRT products generally and for Testim may continue to decline and the market for Auxilium’s other TRT products may decline similarly.

The TRT gel market has declined significantly recently, and sales of Testim have also declined significantly. The exact reasons for this decline are difficult to pinpoint. Auxilium believes, however, that recent FDA communications regarding its plans to study the safety of TRT products, recent medical journal publications suggesting potential health risks associated with TRT products, the commencement of product liability litigation against Auxilium and other companies who market TRT products, and massive advertisement efforts regarding such litigation have contributed to this market decline. The market for Auxilium’s other TRT products, TESTOPEL,

Striant® and the authorized generic version of Testim may also decline for these or other reasons. The market for Auxilium’s TRT products may decline more rapidly than the overall TRT gel market or the overall TRT market. Continued decline of Auxilium’s Testim sales or any significant decline in the sales of its other TRT products could have a material adverse impact on the revenues Auxilium derives from its TRT products. A significant reduction in the revenue Auxilium derives from its TRT Products could have a material adverse effect on Auxilium’s business, results of operations and financial condition, including without limitation, its liquidity and net working capital and could materially and adversely affect its ability to execute on its short and long-term business plans.

Auxilium does not have experience commercializing an authorized generic product.

In June 2014, Auxilium launched an authorized generic version of Testim (or the Testim AG), known in the market as testosterone gel, through its distribution partner, Prasco. Testim AG is the first authorized generic product that Auxilium has launched. Accordingly, Auxilium does not have experience or expertise in the generic market. Auxilium relies significantly on Prasco for matters relating to Testim AG. Recent revenue related to Testim AG may not continue at similar levels for a number of reasons, including, without limitation, the entry of additional generic TRT products, the ratings for any existing or potential additional generic TRT products, and the effect of increased generic TRT competition on pricing. In certain circumstances, unsold Testim AG or Testim inventory may be returned to Auxilium, and such a return could have an adverse effect on the revenue derived from the Testim AG or Testim. In contrast, it is also possible that Auxilium’s ability to supply Testim AG is unable to meet Prasco’s demand, and such a failure to supply could have an adverse effect on the revenue derived from the Testim AG. A significant reduction in the revenue Auxilium derives from Testim AG could have a material adverse effect on Auxilium’s business, results of operations and financial condition, including without limitation, its liquidity and net working capital and could materially and adversely affect its ability to execute on its short and long-term business plans.

Liability and costs resulting from litigation relating to Auxilium’s TRT products or from any potential investigations involving any of Auxilium’s TRT products could have a material adverse effect on Auxilium’s revenues and impair its ability to execute its business plans.

As of July 31, 2014, Auxilium was involved in 37 individual civil actions related to its TRT products, Testim and TESTOPEL, wherein the plaintiffs allege, among other things, bodily injury and, in some cases, wrongful death, based on theories of strict liability, fraud and inadequacy of the product warning labels. The first complaint was served on Auxilium on February 27, 2014, shortly after the FDA announced that it had commenced a safety investigation into TRT products. These lawsuits have been filed in certain federal and state courts. In several of the complaints filed against Auxilium, Auxilium is named as a co-defendant with certain of its competitors who also sell TRT products such as AbbVie, Lilly, Endo and Pfizer and, in one complaint, with its former co-promotion partner, GSK. In four of the lawsuits in which Auxilium is a co-defendant, DPT and CPL, both contract manufacturers of Testim, have also been named as co-defendants. Pursuant to the terms of Auxilium’s respective manufacturing agreements with DPT and CPL, Auxilium has acknowledged a duty to indemnify and defend DPT and CPL in these matters. Auxilium has timely notified the carriers of those of its insurance policies with coverage it believes is applicable to the liability of the litigation related to its TRT products. Auxilium’s primary insurer has acknowledged that it has a duty to defend and indemnify Auxilium with respect to the allegations made in plaintiffs’ complaints as originally filed with the relevant courts; it has, however, reserved its rights to deny coverage on the basis of certain allegations in the relevant complaints related to dishonest, fraudulent, malicious or intentionally wrongful acts.

Additionally, similar lawsuits have been filed against other manufacturers of TRT products. In some of these lawsuits, certain parties have moved to request consolidation of various of the existing lawsuits into a multi-district litigation (“MDL”). On June 6, 2014, a Transfer Order was issued by the United States Judicial Panel on Multidistrict Litigation which created an industry-wide MDL in the Northern District of Illinois with Judge Kennelly presiding and captioned as In re: Testosterone Replacement Therapy Products Liability Litigation (“TRT MDL”). The Transfer Order further ordered that certain lawsuits be transferred to the TRT MDL, upon consent of the transferring court, for coordination or consolidation of pre-trial proceedings.

Based upon the number of similar complaints served on other manufacturers of TRT products, Auxilium believes it is reasonable to expect that Auxilium will be named as a defendant and/or co-defendant in additional complaints.

The TRT-related complaints against Auxilium have only been filed recently by the respective plaintiffs. None of the complaints alleges specific damage amounts. Auxilium is investigating the underlying causes of actions upon which the complaints are based. Auxilium filed a Motion to Dismiss in the first-filed case, in the U.S. District Court for the Central District of California. Subsequently, the plaintiff in that case voluntarily withdrew his lawsuit. Auxilium filed similar motions in other matters and are in the process of preparing responses to the additional suits.

Auxilium intends to vigorously defend against the civil actions. These pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable Auxilium to determine or estimate a range of possible loss, if any. Auxilium is unable to estimate the possible loss or range of loss for the legal proceedings described above. Litigation is unpredictable and, while it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on Auxilium’s consolidated results of operations, financial position or cash flows. Auxilium has incurred and expects to continue to incur significant legal fees in the defense of these actions, which legal fees Auxilium currently expenses as incurred.

Litigation is inherently unpredictable, and excessive verdicts do occur. The defense costs related to these matters, as well as any judgments or settlements of claims in these matters, could be significant and Auxilium’s available insurance may not be adequate to cover these potential liabilities. If Auxilium’s available insurance coverage does not adequately mitigate the financial consequence of these or any future matters related to its TRT products, the associated costs could have a material adverse effect on Auxilium’s results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid or may exceed its then available financial resources Auxilium’s revenues also may be materially adversely affected by these pending actions as any negative publicity relating to, or adverse finding in, any of these matters may cause a reduction in the sales of its TRT products or the removal of its TRT products from the market.

In addition to the civil actions currently pending and that may be filed against Auxilium, state and federal governments or other enforcement bodies may commence investigation of, and/or bring actions related to, its TRT products. If any such investigation is commenced against it, Auxilium could incur significant costs in connection with complying with or defending itself in such an investigation. Moreover, any such investigation could result in fines or penalties being assessed against Auxilium, or additional civil claims or criminal charges being brought against Auxilium. Additional product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish MDL proceedings may be commenced against Auxilium and it may be named as an additional defendant in any of those class actions or MDLs currently pending against other manufacturers of TRT products. Also, Auxilium’s former co-promotion partner, GSK, or its other collaborators may incur liabilities related to our TRT products for which it may be obligated to indemnify them pursuant to the terms of Auxilium’s commercial agreements. If any of the foregoing were to occur, the defense costs related to any such matter, as well as any judgments or settlements of claims in any such matters could be significant, and may have a material adverse effect on Auxilium’s results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid. Auxilium’s revenues also may be materially adversely affected by any such matter as any negative publicity relating to, or adverse finding in, any such matters may cause a reduction in the sales of its TRT products or the removal of its TRT products from the market.

Auxilium may incur substantial liabilities in connection with current product liability lawsuits brought against it as well as potential future product liability lawsuits.

The commercialization of Auxilium products and the clinical testing, manufacture and commercialization of its product candidates, if approved, involves significant exposure to product liability claims. Auxilium’s products liability insurance that covers its products and the clinical trials of its product candidates that it believes is adequate in both scope and amount and has been placed with what Auxilium believes to be reputable insurers. This insurance has a self-insurance retention for the first $1.0 million of liability. Auxilium’s product liability policies have been written on a claims-made basis. If any of Auxilium’s product candidates are approved for marketing, it may seek additional coverage. Auxilium cannot predict all of the adverse health events that its products or product candidates may cause, or the degree to which current litigation pending against it will reduce the amount of insurance available to mitigate the financial impact of potential future litigation. As a result, its current and future coverages may not be adequate to protect it from all the liabilities that it may incur, including in connection with the various civil litigations against Auxilium involving its TRT products. If losses from product liability claims exceed Auxilium’s insurance coverage and indemnities, Auxilium may incur substantial liabilities that exceed its financial resources. In addition, Auxilium may not be able to maintain its clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If Auxilium is required to pay a product liability claim, it may not have sufficient financial resources and its business and results of operations may be harmed. Whether or not Auxilium is ultimately successful in product liability litigation, such litigation could also consume substantial amounts of Auxilium’s financial and managerial resources, and might result in adverse publicity, all of which would impair its business. Additionally, Auxilium enters into various agreements where it indemnifies third parties such as manufacturers, investigators and collaborative partners for certain product liability claims related to its products. These indemnification obligations may require Auxilium to pay significant sums of money for claims that are covered by these indemnifications.

As a result of Auxilium’s 2013 acquisition of Actient, it now has a medical device business that exposes it to potential product liability risks that are inherent in the design, manufacture and marketing of those medical devices that Auxilium sell. There are a number of factors that could result in an unsafe condition or injury of a patient with respect to those medical devices that Auxilium manufactures or sells, including quality issues, component failures, manufacturing flaws, unanticipated or improper uses of its medical devices, design defects or inadequate disclosure of product-related risks or product-related information. Any of these issues could lead to a recall of, or safety alert relating to, one or more of Auxilium’s medical devices and could ultimately result in claims against Auxilium. Any recall, whether voluntary or required by the FDA or similar governmental authorities in other countries, could result in significant costs and significant negative publicity. Negative publicity, including regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of its medical devices, harm its reputation, decrease demand for its medical devices, result in the loss of customers, lead to product withdrawals and/or harm its ability to successfully launch and market medical devices in the future. The foregoing problems could also result in enforcement actions by state and federal governments or other enforcement bodies, or product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish multi-district litigation proceedings. Moreover, in some circumstances adverse events arising from or associated with the design, manufacture, quality or marketing of its medical devices could result in the FDA suspending or delaying its review of Auxilium’s applications for new medical device approvals. Any of the foregoing problems could have a material adverse effect on Auxilium’s or the Combined Company’s business, results of operations, financial condition and/or liquidity.

If testosterone replacement therapies are perceived, or are found, to create health risks, Auxilium’s sales of Testim, Testim AG, TESTOPEL and Striant may decrease and Auxilium’s operations may be harmed.

Publications have, from time to time, suggested potential health risks associated with TRT. Potential health risks are described in various articles, including a 2014 study published in PLOS One, a 2013 study published in the Journal of the American Medical Association, a 2009 study published in the New England Journal of Medicine, a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed include increased risk of heart disease, heart attack or stroke in men with a history of heart disease, fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, increased cardiovascular disease risk and the suppression of sperm production. In March 2014, the FDA notified Auxilium that it had conducted a review of all post-marketing adverse event reports of venous thromboembolic events associated with testosterone use. The FDA considered this to be “new safety information” and noted that it believes that this new safety information should be included consistently in the labeling for testosterone products including, but not limited to, Testim, TESTOPEL and Striant. In April 2009, the FDA informed Auxilium that it had become aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children and female partners to testosterone due to drug transfer (known as transference) from adult males using testosterone gel drug products. The FDA considered this information to be “new safety information” and requested changes to the prescribing information for Testim, including a “boxed warning”, which is used to highlight warning information that is especially important to the prescriber. The FDA also required a REMS that includes assessments and a Medication Guide to inform patients. It is possible that studies on the effects of TRT could demonstrate these or other health risks. Most recently, the FDA announced in January 2014 that it is investigating the risk of stroke, heart attack, and death in men taking FDA-approved TRT products. The FDA has also scheduled an Advisory Committee meeting for September 17, 2014 to discuss the appropriate indicated population for TRT and the potential for adverse cardiovascular outcomes associated with TRT. Health Canada is currently working with manufacturers to update the Canadian product label for TRT products regarding possible cardiovascular risks including heart attack, stroke, blood clots in the lungs or legs, and irregular heart rate, has communicated to Canadians on the possible cardiovascular risk associated with TRT products, and is collaborating with foreign regulators including the FDA and the European Medicines Agency (“EMA”) regarding this safety concern. The EMA has recently commenced a similar review. These regulatory reviews, as well as negative publicity about the risks of hormone replacement therapy, including TRT, could adversely affect patient or prescriber attitudes and impact the TRT product sales. These factors could adversely affect Auxilium’s business.

Auxilium’s products and any of Auxilium’s product candidates, if approved, and Auxilium’s competitors’ branded products may face competition from lower cost generic, branded generic or follow-on products and such generic competition could have a material adverse effect on Auxilium’s business.

Testim, the authorized generic version of Testim known as testosterone gel, XIAFLEX, TESTOPEL, Edex, and Auxilium’s other marketed products are approved under the provisions of the U.S. Food, Drug and Cosmetic Act that renders each susceptible to potential competition from generic manufacturers via the ANDA or the 505(b)(2) NDA procedure for drug products and via the biosimilar pathway under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) for biologics. Generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical companies who have incurred substantial expenses associated with the research and development of the drug product.

The ANDA procedure and the 505(b)(2) NDA procedure include provisions allowing generic manufacturers to challenge the effectiveness of the innovator’s patent protection long before the generic manufacturer actually commercializes their products through the paragraph IV certification procedure. In recent years, generic manufacturers have used paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and Auxilium expects this trend to continue and to implicate drug products with even relatively small total revenues. Similarly, for biologics like XIAFLEX, the BPCIA sets forth a procedure whereby the innovator may assert patents against the biosimilar applicant prior to FDA approving the biosimilar.

TESTOPEL and Edex and certain other of Auxilium’s products do not currently have any patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. Therefore, Auxilium must rely on trade secrets and other unpatented proprietary information in order to obtain a competitive advantage, which Auxilium may be unable to do. While Auxilium attempts to protect its proprietary information as trade secrets effectively, it cannot guarantee that the measures it has taken will provide effective protection for Auxilium’s proprietary information. It is possible that Auxilium’s competitors will independently develop products that compete with TESTOPEL and Edex and Auxilium’s other products.

Upsher-Smith ANDA Litigation

Separate from the Delaware Upsher-Smith 505(b)(2) NDA Litigation described above, Auxilium is also currently engaged in litigation with Upsher-Smith in Federal court in Delaware regarding Upsher-Smith’s attempts to bring a testosterone gel product to market via an ANDA using Testim as its reference listed drug. Upsher-Smith will not be able to lawfully launch a generic or branded generic version of Testim via an ANDA in the U.S. without the necessary approval from the FDA.

In October 2008, Auxilium and Auxilium’s licensor, CPEX Pharmaceuticals, Inc. (FCB’s predecessor in interest to Testim), received notice that Upsher-Smith filed an ANDA containing a paragraph IV certification seeking approval from the FDA to market a generic version of Testim prior to the January 2025 expiration of U.S. Patent No. 7,320,968 (&!#od;’968 Patent”). Shortly after, Auxilium sued Upsher-Smith in the U.S. District Court of Delaware (the “Delaware Upsher-Smith ANDA Litigation”). Although it would seem unlikely based on (i) the FDA’s public statements in its responses to the Citizen’s Petitions submitted by each of Auxilium and AbbVie and (ii) Upsher-Smith’s public stance that its generic product has different penetration enhancers than Testim, the FDA could approve the generic product proposed in Upsher-Smith’s ANDA. With FDA approval, even if the Delaware Upsher-Smith ANDA Litigation remains pending, Upsher-Smith may nevertheless choose to launch this generic product at risk of infringing the ‘968 patent. Although administratively closed in December 2011, the Delaware Upsher-Smith ANDA Litigation has not been dismissed or finally resolved and could also result in a finding that Upsher-Smith’s proposed testosterone product does not infringe Auxilium’s applicable patents or that Auxilium’s applicable patents are invalid and/or unenforceable. All discovery obligations of the parties continue to be in effect. In April 2012, Auxilium and FCB received a notice from Upsher-Smith in connection with its ANDA advising Auxilium and FCB of Upsher-Smith’s Paragraph IV certification relating to the eight additional patents listed in the Orange Book in addition to the ‘968 patent-in-suit, and asserting that Upsher-Smith does not believe that the product for which it is seeking approval infringes any of the Orange Book listed Testim patents and that those patents are invalid. A 10th U.S. patent issued to FCB on May 15, 2012 and was listed in the Orange Book.

ANDA Litigation with Actavis

On May 24, 2012, Auxilium and FCB filed a lawsuit against Actavis (then known as Watson Pharmaceuticals, Inc.) for infringement of FCB’s 10 patents listed in the Orange Book as covering Testim testosterone gel (the “Actavis Litigation”). The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012 in response to a notice letter, dated April 12, 2012, sent by Actavis Laboratories, Inc. (NV) regarding its filing with the FDA of an ANDA for a generic 1% testosterone gel product. This letter also stated that the ANDA contained Paragraph IV certifications with respect to the nine patents listed in the Orange Book on that date as covering Testim. Auxilium’s lawsuit filed against Actavis involves those nine patents, as well as a 10th patent covering Testim that was issued on May 15, 2012 and is listed in the Orange Book.

An adverse outcome in the Delaware Upsher-Smith ANDA Litigation, the Actavis Litigation, or any other such legal action, could result in one or more generic or branded generic versions of Testim being launched in the U.S. immediately after such adverse outcome and before the expiration of the last to expire of the 10 Orange Book patents relating to Testim in January 2025. It is also unclear whether the Upsher-Smith product, Vogelxo, or its recently launched authorized generic, will receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it would receive a different rating to or no rating, and perhaps not be freely substitutable for, Testim. Any such Upsher-Smith product, whatever the rating, could have a materially adverse impact on Auxilium’s Testim revenues, but Auxilium believes that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on Auxilium’s Testim revenues. The introduction of a generic or different version of Testim at any time, whatever the rating, or the introduction of a generic or different version of AbbVie’s AndroGel® franchise (which could be on or before August 2015) or of any other branded testosterone gel could significantly and potentially permanently reduce the revenue Auxilium derives from Testim or its authorized generic. A significant reduction in Auxilium’s TRT gel revenue could have a material adverse effect on Auxilium’s business, results of operations and financial condition, including without limitation, Auxilium’s liquidity and net working capital and could materially and adversely affect Auxilium’s ability to execute on Auxilium’s short and long-term business plans.

In addition, the Patient Protection and Affordable Care Act (the “PPACA”), enacted in March 2010, includes provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, Auxilium expects that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the FDA (although this could change as the regulations are enacted) which was February 2, 2010. PPACA also establishes an abbreviated licensure pathway for products that are biosimilar to or interchangeable with FDA-approved biological products, such as XIAFLEX. As a result, Auxilium could face competition from other pharmaceutical companies that develop biosimilar versions of XIAFLEX that do not infringe Auxilium’s patents or other proprietary rights. Similar legislation has also been adopted in the European Union (the “EU”).

Failure to accurately forecast demand for Auxilium’s products could result in additional charges for excess inventories, or future charges for excess or idle plant capacity.

Auxilium continually evaluates the need for reserves for inventory of its products on hand that is in excess of expected future demand or that is not expected to meet approved or anticipated specifications. Inventories expected to be utilized in the next 12-month period are classified as current, and inventories expected to be utilized beyond that period are classified as non-current. In the event that demand for any of Auxilium’s products declines, or demand does not meet Auxilium’s sales forecasts for any such products, Auxilium could have additional charges for excess inventories. In addition, with respect to products which it manufactures, if Auxilium reduces production levels as a result of these potential conditions, Auxilium may be required to record charges for excess or idle plant capacity. If Auxilium is required to recognize these types of charges, such charges could have a material adverse effect on Auxilium’s financial condition and results of operations.

Auxilium makes business decisions based on forecasts of future sales of Auxilium’s products and product candidates that may be inaccurate.

Auxilium’s market estimates are based on many assumptions, including, but not limited to, reliance on external market research, Auxilium’s own internal research, population estimates, estimates of disease diagnostic rates, treatment trends, and market estimates by third parties. Any of these assumptions can materially impact Auxilium’s forecasts and Auxilium cannot be assured that the assumptions are accurate. If the market for any of Auxilium’s products or product candidates is less than this data would suggest, the potential sales for the product or product candidate in question could be adversely affected, and Auxilium’s inventories could increase.

If third-party payors do not adequately reimburse customers for Auxilium’s products, for any of Auxilium’s product candidates that are ultimately approved for marketing, or for medical procedures associated with Auxilium’s products, Auxilium’s products might not be used or purchased, and Auxilium’s revenues and profits will not grow.

Auxilium’s revenues and profits depend heavily upon the availability of adequate coverage and reimbursement for the use of Auxilium’s products (both Auxilium’s pharmaceutical products and Auxilium’s medical device products), any of Auxilium’s product candidates that are approved for marketing and medical procedures administered in connection with Auxilium’s products, from third-party healthcare and state and federal government payors, both in the U.S. and in foreign markets. Demand for many of Auxilium’s existing and new products and Auxilium’s new medical device product is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse Auxilium’s customers for patients’ medical expenses in the countries where Auxilium does business. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that the product and related procedures are:

•                  competitively priced;

•                  safe, effective and medically necessary;

•                  appropriate for the specific patient;

•                  cost-effective;

•                  in alignment with the product’s label; and

•                  neither experimental nor investigational.

Since reimbursement approval for a product is required from third-party and government payors, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from Auxilium in order to demonstrate the cost-effectiveness of any product Auxilium might bring to market. For any individual third-party payor, Auxilium may not be able to provide data sufficient to gain reimbursement on a basis similar or preferred to competitive products or at all. If reimbursement is approved, it may be at prices below that which Auxilium believes to be appropriate. Once reimbursement at an agreed level is approved by a third-party payor, Auxilium may lose that reimbursement entirely or Auxilium may lose the similar or better reimbursement Auxilium receives compared to competitive products. In addition, as a result of their purchasing power, third party payors are implementing cost cutting measures such as seeking discounts, price reductions or other incentives from pharmaceutical products and medical device products suppliers and imposing limitations on coverage and reimbursements for pharmaceutical and medical device technologies and procedures. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. These trends could compel Auxilium to reduce prices for Auxilium’s existing products and potential new products and could cause a decrease in the size of the market or a potential increase in competition that could negatively affect Auxilium’s business, financial condition and results of operations.

Physicians may perceive the reimbursement levels associated with Auxilium’s marketed products to be inadequate, which could affect the use of such codes by physicians and have a material adverse effect on Auxilium’s business.

Testim, the authorized generic version of Testim known as testosterone gel, TESTOPEL and Striant (together Auxilium’s “TRT Products”) and Edex, Osbon ErecAid and STENDRA (together Auxilium’s “ED Products”) compete in a very competitive market, and if Auxilium is unable to compete effectively with the other companies that market products for the treatment of urologic or sexual health disorders, Auxilium’s ability to generate revenues will be limited.

The TRT and ED markets are highly competitive. Auxilium’s success will depend, in part, on Auxilium’s ability to grow Auxilium’s prescription volume and protect Auxilium’s share of the markets from competitors. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies, and also include compounding pharmacy companies. As competition has increased, access to managed care plans has also become more competitive in the TRT and ED markets. Pricing, rebate and discount strategies required to gain or maintain access or, in some cases, preferential access to certain managed care plans may have a material adverse effect on the revenue Auxilium derives from Auxilium’s TRT Products and ED Products. The loss of preferred status or any access at all for certain managed care plans may have a material adverse effect on Auxilium’s TRT Products’ and/or Auxilium’s ED Products’ share of their respective markets.

Other pharmaceutical or medical device companies may develop generic versions of Auxilium’s TRT Products or Auxilium’s ED Products or any products that compete with Auxilium’s TRT Products or ED Products that do not infringe Auxilium’s patents or other proprietary rights, and, as a result, Auxilium’s business may be adversely affected. Because the ingredients of Auxilium’s products and parts for Auxilium’s devices are commercially available to third parties, it is possible that competitors may design formulations, propose dosages or develop methods of administration that would be outside the scope of the claims of one or more, or of all, of the patent and other proprietary rights that Auxilium in-licenses. This would enable their products to effectively compete with Auxilium’s products. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products. The strategies that Auxilium deploys to make products price-competitive with lower cost generic products may reduce Auxilium’s profit margins on Auxilium’s products significantly. Consequently, increased competition from the sale of competing generic products could cause a material decrease in revenue from Auxilium’s products and adversely affect Auxilium’s business.

International commercialization of Auxilium’s products and Auxilium’s product candidates faces significant obstacles.

Auxilium may commercialize some of Auxilium’s products, and product candidates, if approved, internationally on Auxilium’s own or through collaborative relationships with foreign partners. Auxilium’s foreign regulatory, clinical and commercial resources are limited, and accordingly, Auxilium’s ability to expand Auxilium’s business outside of the U.S. on Auxilium’s own is limited. Auxilium may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future and current collaborations with foreign partners may not be effective or profitable for Auxilium. Any international commercialization may carry risks that Auxilium does not foresee due to Auxilium’s limited international resources.

Auxilium’s ability to generate revenue is somewhat dependent upon the growth of the markets in which Auxilium sells Auxilium’s products. If these markets do not continue to grow, Auxilium’s ability to maintain Auxilium’s revenue and generate profits, if any, could be negatively impacted.

Large pharmaceutical companies with greater resources than Auxilium has compete in and continue to enter the TRT and ED markets. As large pharmaceutical companies continue to promote or launch products that compete with the TRT Products and the ED Products, the amount of promotional activities to increase awareness of the benefits of TRT and ED therapies has increased significantly. Auxilium believes that the increase in promotional activities has been the primary driver of the growth of the overall TRT and ED markets. The amount of resources Auxilium devotes to promotional activities is significantly less than that of Auxilium’s competitors. Consequently, Auxilium does not influence the growth of the TRT or ED market in any material manner. If Auxilium’s competitors do not continue to devote significant resources to consumer awareness, advertising, promotional and other activities, the growth of the overall TRT and ED markets, and the gel segment of the TRT market specifically, would likely continue to slow or decline. Any continued slowing or decline in the growth of the markets in which Auxilium sells products, could negatively impact Auxilium’s ability to maintain Auxilium’s revenue and generate profits.

Risks Related to Auxilium’s Manufacturing Operations

Auxilium’s limited experience in manufacturing pharmaceutical and biologic products and may encounter difficulties in manufacturing processes, which could materially adversely affect Auxilium’s results of operations or delay or disrupt manufacture of those of Auxilium’s products that are reliant upon Auxilium’s manufacturing operations.

The manufacture of pharmaceutical and biologic products requires significant expertise and capital investment. Although Auxilium leased Auxilium’s facilities in Horsham in order to have direct control over the manufacturing of the active ingredient of XIAFLEX, for which Auxilium is the sole supplier, Auxilium has limited experience in manufacturing XIAFLEX or any other pharmaceutical product. Biologics, such as XIAFLEX, require processing steps that are highly complex and generally more difficult than those required for most chemical pharmaceuticals. In addition, TESTOPEL is manufactured using a unique, proprietary process. If Auxilium’s manufacturing processes at the Rye, New York facility or Auxilium’s Horsham facility are disrupted, it may be difficult to find an alternate manufacturing site. Auxilium may encounter difficulties with the manufacture of the active ingredient of XIAFLEX or TESTOPEL, which could delay, disrupt or halt Auxilium’s manufacture of XIAFLEX and TESTOPEL, respectively, require write-offs which may affect Auxilium’s financial results, result in product recalls or product liability claims or otherwise materially affect Auxilium’s results of operations. These problems with manufacturing may include:

•                  Auxilium’s ability to develop, implement and improve Auxilium’s internal manufacturing capability;

•                  Auxilium’s ability to manage XIAFLEX or TESTOPEL’s unique manufacturing processes;

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

•                  shortages of qualified personnel;

•                  demand for Auxilium’s products may exceed Auxilium’s capacity;

•                  compliance with strictly enforced federal, state and foreign regulations; and

•                  lack of capital funding.

Furthermore, Auxilium’s manufacturing operations expose Auxilium to a variety of significant risks, including:

•                  product defects and potential product liability claims;

•                  contamination of product or product loss;

•                  environmental liabilities or claims resulting from Auxilium’s production process or contamination at Auxilium’s manufacturing facilities;

•                  sudden loss of inventory;

•                  termination by any of Auxilium’s licensees of its license agreement for breach of contract or otherwise; and

•                  inability to manufacture products at a cost that is competitive with third party manufacturing operations, below the prices at which Auxilium is contractually obligated to supply to Auxilium’s partners or consistent with Auxilium’s costs of goods expectations.

If Auxilium is unable to maintain regulatory approval for XIAFLEX and TESTOPEL, Auxilium may not have an alternate use for Auxilium’s Horsham or Rye facilities and, in the case of Auxilium’s Horsham facility, Auxilium will still be required to make payments under Auxilium’s lease.

Auxilium has entered into leases for Auxilium’s facilities in Horsham, the first of which expires on January 1, 2017. Auxilium also owns a facility in Rye, New York, where Auxilium manufactures TESTOPEL. If Auxilium is unable to maintain regulatory approval for TESTOPEL, Auxilium may not have an alternate use for Auxilium’s Rye facility. If Auxilium is unable to maintain regulatory approval for XIAFLEX for DC or XIAFLEX for PD, Auxilium may not have an alternate use for the Horsham facilities but will be required to make payments under Auxilium’s leases. As of December 31, 2013, the total future minimum lease payments of the Horsham leases during their initial non-cancellable terms were approximately $15.1 million.

Auxilium’s Horsham and Rye facilities and the facilities of the manufacturer who Auxilium is in the process of qualifying as an alternate manufacturer for XIAFLEX (such manufacturer, the “Proposed Alternate Manufacturer” and such facility, the “Proposed Alternate Facility”) are subject to regulatory oversight, which may delay or disrupt Auxilium’s development and commercialization efforts for XIAFLEX or TESTOPEL.

Auxilium must ensure that all of the processes, methods, equipment and facilities employed in the manufacturing operations at Auxilium’s Horsham and Rye facilities and the Proposed Alternate Facility are compliant with the current cGMP requirements. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance with cGMP requires record keeping and quality control to assure that the clinical and commercial product meets applicable specifications and other requirements. If Auxilium or the Proposed Alternate Manufacturer fail to comply with these requirements, Auxilium may not be permitted to sell Auxilium’s products or may be limited in the jurisdictions in which Auxilium is permitted to sell them. Auxilium’s manufacturing facilities and the Proposed Alternate Facility are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies including non-compliance with regulatory requirements, Auxilium could be required to take remedial actions, stop production or close Auxilium’s Horsham and/or Rye facilities or the Proposed Alternate Facility, which would disrupt the manufacturing processes, limit the supplies of XIAFLEX and TESTOPEL and delay clinical trials and subsequent licensure, and/or limit the sale of commercial supplies.

Future noncompliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of XIAFLEX made at Auxilium’s Horsham facilities or the Proposed Alternate Facility or TESTOPEL made at Auxilium’s Rye facilities in clinical trials, refusal of the government to allow distribution of XIAFLEX or TESTOPEL for commercialization, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts.

Auxilium has never conducted a product recall, so Auxilium cannot be assured that Auxilium can execute a product recall successfully.

Auxilium has never had to conduct a product recall for any of Auxilium’s products, and so Auxilium cannot be assured that Auxilium has the proper personnel and expertise to conduct a recall effectively. Additionally, Auxilium’s employees may have insufficient training and expertise to efficiently conduct a product recall, which could increase the time and expense incurred to execute a product recall. Similarly, Auxilium’s crisis management strategies may not successfully mitigate any problems in the marketplace or to Auxilium’s reputation as a result of any such crisis, including a product recall. Auxilium’s failure to manage a product recall or other crisis effectively could have an adverse effect on Auxilium’s reputation, product availability, revenue and business plans.

Risks Related to Auxilium’s Dependence on Third-Party Manufacturers, Service Providers, Testing Laboratories and Suppliers

Since Auxilium currently relies on third-party manufacturers, suppliers and packagers, it may be unable to control the availability or cost of manufacturing and packaging Auxilium’s products, which could adversely affect Auxilium’s results of operations.

Auxilium currently does not manufacture any of Auxilium’s marketed products or devices or any of Auxilium’s product candidates, except for TESTOPEL and the active ingredient for XIAFLEX, for which, in each case, Auxilium is the sole source of supply. Auxilium relies on third party manufacturers for Auxilium’s products, except as described in the preceding sentence, as well as third parties for certain packaging services for Auxilium’s products.

The manufacture of pharmaceutical products requires significant expertise and capital investment. Auxilium’s third-party manufacturers or packagers may encounter difficulties in production. These problems may include:

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

•                  compliance with strictly enforced federal, state and foreign regulations; and

•                  lack of capital funding.

Auxilium’s third-party manufacturers and packagers may not perform as agreed. Likewise, Auxilium may not perform as agreed under Auxilium’s contracts with these manufacturers and packagers. In either event, the applicable manufacturer or packager or Auxilium, as the case may be, may terminate the applicable agreement, which would adversely impact Auxilium’s ability to produce and sell Auxilium’s products or produce Auxilium’s product candidates for use in clinical trials. Also, any of Auxilium’s third-party manufacturers and packagers could become insolvent or cease operations. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance or finished products on a commercial scale is limited, and it would take a significant amount of time to arrange and receive regulatory approval for alternative arrangements. Auxilium may not be able to contract for the manufacturing of Auxilium’s products or any of Auxilium’s product candidates on acceptable terms, if at all, which would materially impair Auxilium’s business.

Any of these factors could increase Auxilium’s costs and result in Auxilium’s being unable to effectively commercialize or develop Auxilium’s products. Furthermore, if any third-party manufacturer fails to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, Auxilium may be unable to meet the demand for Auxilium’s products and Auxilium may lose potential revenues.

Because Auxilium depends on third parties to conduct certain laboratory tests, clinical trials and other critical services, including regulatory review services, Auxilium has limited control and may encounter delays in Auxilium’s efforts to develop product candidates.

Auxilium commonly relies on third parties to conduct laboratory tests, clinical trials and other critical services for Auxilium, including regulatory review services. If Auxilium is unable to obtain these services on acceptable terms, Auxilium may be unable to complete Auxilium’s product development efforts in a timely manner. Also, to the extent Auxilium will rely on third parties for laboratory tests and clinical trials, Auxilium will have limited control over these activities and may be unable to manage them appropriately. If such third parties fail to adequately handle complaints, report adverse events and calculate and report all required U.S. federal and state drug prices, Auxilium, which acquired Actient, could face significant regulatory issues. Communicating with third parties can also potentially lead to mistakes as well as difficulties in coordinating activities. Third parties may:

•                  have staffing difficulties;

•                  fail to comply with contractual obligations;

•                  experience regulatory compliance issues; or

•                  undergo changes in priorities or may become financially distressed.

These third parties may not complete the tests or trials on Auxilium’s schedule, and the tests or trials may be methodologically flawed, may not comply with applicable laws or may be otherwise defective. Auxilium may experience unexpected cost increases that are beyond Auxilium’s control. Problems with the timeliness or quality of the work of a contract research organization may lead Auxilium to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay Auxilium’s trials, and contractual restrictions may make such a change difficult. Auxilium’s contracts with the contract research organizations on which Auxilium currently relies are generally terminable upon 30-days prior written notice. If Auxilium must replace any of these contract research organizations or any other contract research organization Auxilium may use in the future to conduct Auxilium’s clinical trials, Auxilium’s trials may have to be suspended until Auxilium finds another contract research organization that offers comparable services. The time that it takes Auxilium to find alternative organizations may cause a delay in the commercialization of Auxilium’s product candidates or may cause it to incur significant expenses to replicate data that may be lost. Although Auxilium does not believe that the contract research organizations on which Auxilium relies offer services that are not available elsewhere, it may be difficult to find a replacement organization that can conduct Auxilium’s trials in an acceptable manner and at an acceptable cost.

Auxilium’s third-party manufacturers are subject to regulatory oversight, which may delay or disrupt Auxilium’s development and commercialization efforts.

Third-party manufacturers of Auxilium’s products or product candidates must ensure that all of the processes, methods and equipment are compliant with cGMP, and conduct extensive audits of vendors, contract laboratories and suppliers. If they fail to comply with these requirements, Auxilium also may be required to curtail the clinical trials of Auxilium’s product candidates, which are also supplied by these manufacturers, and may not be permitted to sell Auxilium’s products or may be limited in the jurisdictions in which Auxilium is permitted to sell them. Manufacturing facilities are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies, third-party manufacturers could be required to take remedial actions, stop production or close the facility, which would disrupt the manufacturing processes and limit the ability of JHS to continue to lyophilize and fill XIAFLEX product or limit the ability of other third parties to supply us with Testim, STENDRA, Edex, Auxilium’s other marketed products or Auxilium’s product candidates.

If Auxilium or its suppliers fail to comply with the FDA’s Quality System Regulation or equivalent global regulations and standards for medical devices, the manufacture and processing of Auxilium’s medical devices could be delayed and Auxilium may be subject to an enforcement action by the FDA or other government agencies.

Auxilium and its suppliers are required to comply with the FDA’s Quality System Regulation, and other applicable standards and requirements, which cover the methods and documentation of the design, testing, production or processing, control, quality assurance, labeling, packaging, storage and shipping of Auxilium’s medical devices. The FDA and other regulatory bodies enforce compliance with regulatory requirements and standards through periodic inspections. If Auxilium or one or none of Auxilium’s suppliers fail an inspection or if any corrective action plan implemented following an inspection is not sufficient, the release of Auxilium’s medical devices could be delayed. A failure by Auxilium or its suppliers to comply with applicable regulatory requirements can result in enforcement action against Auxilium by the FDA, which may include any of the following sanctions:

•                  fines, injunctions, civil penalties and criminal prosecution;

•                  recall or seizure of Auxilium’s products;

•                  operating restrictions, partial suspension or total shutdown of production;

•                 refusing Auxilium’s request for 510(k) clearance or premarket approval of new products; and

•                  withdrawing 510(k) clearance or premarket approvals that have already been granted.

Auxilium currently relies on single source suppliers for certain raw materials and services for manufacturing of Auxilium’s marketed products, and on only three suppliers for a primary ingredient for Testim, and the loss of any of these suppliers could prevent Auxilium from selling its marketed products, which would materially harm Auxilium’s business.

Auxilium relies on third-party suppliers for Auxilium’s supply of raw materials for the manufacture of the ingredients of Auxilium’s marketed products. Certain raw materials are available to Auxilium from only limited sources and are sole sourced, including with respect to avanafil, the active pharmaceutical ingredient in STENDRA, and the testosterone for TESTOPEL. Testosterone for Testim and its authorized generic is available to Auxilium from only three sources, and Auxilium relies exclusively on two outside sources for Auxilium’s supply of cyclopentadecanolide (“CPD”), a primary ingredient for Testim. Auxilium does not have supply agreements in place with all of Auxilium’s raw material suppliers, including Auxilium’s suppliers of testosterone and CPD. If any of the suppliers stops manufacturing, or if Auxilium is unable to procure raw materials or services on commercially favorable terms, or if Auxilium is not able to obtain them in a timely manner, Auxilium may be unable to continue to produce or sell Auxilium’s marketed products on commercially viable terms, if at all. In addition, the limited number of suppliers of these raw materials and services with whom Auxilium do not have supply agreements in place may provide such companies with greater opportunity to raise their prices. Any increase in price for these raw materials or services may reduce Auxilium’s gross margins.

Risks Related to Collaborators

Auxilium is dependent upon Auxilium’s collaborative relationships with third parties to further develop and commercialize XIAFLEX (or Xiapex as it is known in the EU) outside of the U.S., to commercialize Testim outside of the U.S., and to supply and distribute Auxilium’s generic testosterone gel in the U.S. There may be circumstances that delay or prevent any of these third parties’ ability to develop and commercialize XIAFLEX or to commercialize Testim or its authorized generic.

Auxilium has entered into agreements with each of Sobi, Asahi Kasei and Actelion under which Auxilium has granted them the right to develop and commercialize XIAFLEX/Xiapex in 71 Eurasian and African countries, in Japan, and in Australia and Canada, respectively. In addition, Auxilium may seek to enter into similar arrangements with other third parties with respect to the development and commercialization of XIAFLEX/Xiapex in the rest of the world. Auxilium has entered into agreements with Ferring and Paladin under which Auxilium has granted them the right to commercialize Testim in Europe and Canada, respectively. Auxilium has also entered into a supply and distribution agreement with Prasco for the commercialization of Auxilium’s generic testosterone gel in the U.S. Auxilium is subject to a number of risks associated with Auxilium’s dependence on Auxilium’s collaborative relationship with these third parties, including:

•                  adverse decisions by a third party regarding the amount and timing of resource expenditures for the development and commercialization of XIAFLEX/Xiapex or Testim or its authorized generic;

•                  possible disagreements as to the timing, nature and extent of Auxilium’s development plans, including clinical trials or regulatory approval strategy;

•                  lack of alignment between specifications for product that Auxilium has agreed to provide to a third party and specifications that have or might be approved by regulatory authorities;

•                  the right of a third party to terminate its collaboration agreement with Auxilium on limited notice upon the occurrence of certain defined events;

•                  loss of significant rights if Auxilium fail to meet Auxilium’s obligations under the collaboration agreement;

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

Due to these factors and other possible disagreements with a third party, including potential disputes over intellectual property ownership, Auxilium may be delayed or prevented from further developing, manufacturing or commercializing XIAFLEX/Xiapex outside the U.S., further commercializing Testim outside the U.S., commercializing Auxilium’s generic testosterone gel in the U.S., or Auxilium may become involved in litigation or arbitration, which would be time consuming and expensive.

If a third party were to unilaterally terminate its collaboration agreement with Auxilium, Auxilium would need to undertake development and marketing activities for XIAFLEX/Xiapex, marketing activities for Testim, or distribution and sale activities for Auxilium’s generic testosterone gel in the U.S., as the case may be, in that third party’s territory solely at Auxilium’s own expense and/or seek another partner for some or all of these activities in that territory. If Auxilium pursued these activities in that territory on Auxilium’s own, it would significantly increase

Auxilium’s capital and infrastructure requirements, and might limit the indications Auxilium is able to pursue and could prevent Auxilium from effectively developing and commercializing XIAFLEX/Xiapex and could prevent it from effectively commercializing Testim or its authorized generic, as the case may be. If Auxilium sought to find another pharmaceutical company partner for some or all of these activities, Auxilium may not be successful in such efforts, or they may result in a collaboration that has Auxilium expending greater funds and efforts than the relationship with the terminating third party.

In general, Auxilium cannot control the amount and timing that Auxilium’s third party partners may devote to Auxilium’s collaborations. Auxilium is relying on Auxilium’s third-party partners to obtain regulatory approvals for and successfully commercialize XIAFLEX/Xiapex in the relevant territories. If a third party fails to adequately market and promote XIAFLEX/Xiapex in its territory, Auxilium may be unable to obtain any remedy against that third party and sales of XIAFLEX/Xiapex may be harmed, which would negatively impact Auxilium’s business, results of operations, cash flows and liquidity due to reduced milestone and royalty payments under the applicable third party agreement.

Auxilium does not control the actions of Auxilium’s collaborators, and breaches of Auxilium’s agreements by any of them as well as disagreements over strategic goals could affect Auxilium’s business, Auxilium’s regulatory approvals or Auxilium’s reputation.

Auxilium has agreements in place with Auxilium’s collaborators, including Sobi, Asahi Kasei, Actelion, VIVUS, FCB I Holdings Inc. (“FCB”), Prasco and BioSpecifics Technologies Corp. (“BioSpecifics”), and Auxilium expects that any future collaborators would similarly be engaged under contract. Auxilium also has entered into agreements with Ferring and Paladin under which Auxilium has granted them the right to commercialize Testim in Europe and Canada, respectively. Nevertheless, for reasons that Auxilium may not have an ability to foresee or control, any of Auxilium’s collaborators may breach their respective agreements. Auxilium may also may disagree with Auxilium’s collaborators as to strategic issues or the manner in which Auxilium’s rights should be enforced. Depending on its nature, a breach could affect Auxilium’s regulatory approvals for Auxilium’s products and could affect Auxilium’s reputation if the consequences of a breach are imputed to Auxilium. Auxilium may need to engage in costly litigation to enforce Auxilium’s rights, and Auxilium may not prevail in such litigation. A breach by, or disagreement with, one of Auxilium’s collaborators may lead to termination of the applicable agreement, which, in the case of a license agreement, may affect the scope of Auxilium’s license, such as modifying an exclusive license to a non-exclusive license. Any such breach or disagreement and its consequences could have a material adverse effect on Auxilium’s business and financial condition.

Risks Related to Business Development

Auxilium’s failure to successfully in-license or acquire additional technologies, product candidates or approved products could impair Auxilium’s ability to grow.

Auxilium intends to in-license, acquire, develop and market additional products and product candidates so that Auxilium is not solely reliant on sales from Auxilium’s currently approved products for Auxilium’s revenues. The success of this strategy depends upon Auxilium’s ability to identify, select and acquire the right pharmaceutical or medical device product candidates, products and technologies. Auxilium has a limited number of product candidates in Auxilium’s development pipeline. Auxilium may not be able to acquire or in-license the rights to additional product candidates and approved products on terms that Auxilium find acceptable, or at all. Auxilium faces extensive competition in the acquisition or in-licensing of pharmaceutical or medical device products or small companies to enhance Auxilium’s portfolio of products. A number of more established companies, which have strategies to in-license or acquire products, may have competitive advantages, as may other emerging companies taking similar or different approaches to product acquisitions. In addition, a number of established research-based pharmaceutical, medical device and biotechnology companies may acquire products in late stages of development to augment their internal product lines. These established companies may have a competitive advantage over Auxilium due to their size, resources and experience. If Auxilium is unable to in-license or acquire additional commercial products or product candidates, Auxilium may be reliant solely on sales of Auxilium’s currently approved products for revenues. As a result, Auxilium’s ability to grow Auxilium’s business or increase Auxilium’s profits could be severely limited.

Auxilium faces strong competition in the medical device business. Auxilium’s failure to successfully develop and market new products could adversely affect Auxilium’s business.

The medical device industry is highly competitive. Auxilium competes with many domestic and foreign medical device companies ranging from small start-up enterprises that might sell only a single or limited number of competitive products or compete only in a specific market segment, to companies that are larger and more established than Auxilium, have a broad range of competitive products, participate in numerous markets and have access to significantly greater financial and marketing resources than Auxilium does.

In addition, the medical device industry is characterized by extensive product research and development and rapid technological advances. The future success of Auxilium’s business will depend, in part, on Auxilium’s ability to design and manufacture or acquire new competitive products and enhance existing products. Auxilium’s product development efforts may require Auxilium to make substantial investments. There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of new technologies or products, such as Auxilium’s inability to:

•                  identify viable new products;

•                  obtain adequate intellectual property protection;

•                  gain market acceptance of new products; or

•                  successfully obtain regulatory approvals.

In addition, Auxilium’s competitors currently may be developing, or may develop in the future, products that are more effective than those that Auxilium currently offer or subsequently develop. Auxilium’s failure to successfully develop and market new products or enhance existing products could have an adverse effect on Auxilium’s business, financial condition and results of operations.

If Auxilium engages in any acquisition, Auxilium will incur a variety of costs, and Auxilium may never realize the anticipated benefits of the acquisition.

If Auxilium undertakes an acquisition, the process of integrating any newly acquired business, technology, service or product into Auxilium’s existing operations could be expensive and time consuming and may result in unforeseen operating difficulties and expenditures and may divert significant management attention from Auxilium’s ongoing business operations. Moreover, Auxilium may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials or not reaching its forecasted commercial potential. Auxilium may fund any future acquisition by issuing equity or debt securities, which could dilute Auxilium’s current stockholders’ ownership percentage or limit Auxilium’s financial or operating flexibility as a result of restrictive covenants related to new debt. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from Auxilium’s other programs. In addition, Auxilium may devote resources to potential acquisitions that are never completed. In pursuing Auxilium’s acquisition strategy, Auxilium may expend significant management time, consulting costs and legal expenses without consummating a transaction.

Risks Related to Regulatory Approval of Auxilium’s Products and Product Candidates

Auxilium is subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm Auxilium’s business.

Auxilium’s products and product candidates are subject to regulation by numerous governmental authorities in the U.S., Canada, Europe and the rest of the world. These regulations govern or affect the research and development, testing, manufacturing, labeling, distribution, safety, storage, record-keeping, approval, advertising, promotion, sampling, marketing and import and export of Auxilium’s products and Auxilium’s product candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve facilities for testing or manufacture of products as well as refusal to approve products for commercialization. Noncompliance with any applicable regulatory requirements also can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. The FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the manufacturing, testing, labeling, promotion, marketing and distribution of Auxilium’s products may change in the U.S. or the other jurisdictions in which Auxilium may have obtained or be seeking regulatory approval for Auxilium’s products or product candidates. Such changes may increase Auxilium’s costs and adversely affect Auxilium’s operations.

Additionally, failure to comply with, or changes to, the regulatory requirements that are applicable to Auxilium’s products or Auxilium’s other product candidates may result in a variety of consequences, including the following:

•                  restrictions on Auxilium’s products or manufacturing processes;

•                  warning letters from a governmental authority;

•                  withdrawal of a product or a product candidate from the market;

•                  voluntary or mandatory recall of a product or a product candidate;

•                  fines against Auxilium;

•                  suspension or withdrawal of regulatory approvals for a product or a product candidate;

•                  suspension or termination of any of Auxilium’s ongoing clinical trials of a product candidate;

•                  refusal to permit import or export of Auxilium’s products;

•                  refusal to approve pending applications or supplements to approved applications that Auxilium submit;

•                  denial of permission to file an application or supplement in a jurisdiction;

•                  product seizure; and

•                  injunctions, consent decrees, or the imposition of civil or criminal penalties against Auxilium.

Testosterone is listed by the DEA as a Schedule III substance under the Controlled Substances Act of 1970. The DEA classifies substances as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution, and physician prescription procedures. For example, all regular Schedule III drug prescriptions must be signed by a physician and may not be refilled. Furthermore, the amount of Schedule III substances Auxilium can obtain for clinical trials and commercial distribution is limited by the DEA and Auxilium’s quota may not be sufficient to complete clinical trials or meet commercial demand, if any. In addition to federal scheduling, Auxilium’s TRT products are subject to state-controlled substance regulation and may be placed in more restrictive schedules than those determined by the DEA and the FDA. However, to date, with the exception of the State of New York where TESTOPEL is manufactured, which has given testosterone a Schedule II classification, testosterone has not been placed in a more restrictive schedule by any state.

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

Products containing controlled substances may generate public controversy. As a result, these products may have their marketing rights or regulatory approvals withdrawn. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of Auxilium’s product candidates. For some scheduled substances or any product, the FDA may require Auxilium to develop a comprehensive risk management program to reduce the inappropriate use of Auxilium’s products and product candidates, including the manner in which they are marketed and sold, so as to reduce the risk of improper patient selection and diversion or abuse of the product. Developing such a program in consultation with the FDA may be a time-consuming process and could delay approval of any of Auxilium’s product candidates. Such a program or delays of any approval from the FDA could increase Auxilium’s product development costs and may allow Auxilium’s competitors additional time to develop or market competing products. In addition, in many foreign markets, including the countries in the EU, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and Auxilium expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While Auxilium cannot predict whether such legislative or regulatory proposals will be adopted, the implementation of such proposals could have a material adverse effect on Auxilium’s business, financial condition and profitability. Failure to obtain pricing approval in a timely manner or approval of pricing which would support an adequate return on investment or generate a sufficient margin to justify the economic risk might delay or prohibit the commercial launch of the product in those countries.

The products and business activities of medical device companies are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities, as well as comparable government agencies in other countries. The regulations govern the development, design, testing, approval, manufacturing, labeling, importing and exporting and sale and marketing of many of Auxilium’s medical devices. Moreover, these regulations are subject to future change. Failure to comply with applicable regulations could lead to manufacturing shutdowns, product shortages, delays in medical device manufacturing, medical device seizures, recalls, operating restrictions, withdrawal or suspension of required licenses, and prohibitions against exporting of products to, or importing products from, countries outside the U.S. Auxilium could be required to expend significant financial and human resources to remediate failures to comply with applicable regulations and quality assurance guidelines. In addition, civil and criminal penalties, including exclusion under Medicaid or Medicare, could result from regulatory violations. Any one or more of these events could have a material adverse effect on Auxilium’s business, financial condition and results of operations.

These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, the U.S. Congress, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense have issued subpoenas and other requests for information to, and conducted investigations of and commenced civil and criminal litigation against, medical device manufacturers, primarily related to financial arrangements with health care providers, regulatory compliance and product promotional practices. Auxilium anticipates that these governmental authorities will continue to scrutinize Auxilium’s industry closely, and that additional regulation by government authorities may increase compliance costs, exposure to the risks of civil and criminal litigation, and other potentially adverse effects on Auxilium’s operations. Auxilium’s defense of these claims and governmental actions, whether ongoing or filed in the future and regardless of the merits of the action or complaint, could divert the attention of Auxilium’s technical and management personnel away from the development and marketing of Auxilium’s products and services for significant periods of time. The costs incurred to defend these actions and claims could have a material adverse effect on Auxilium’s results of operations or financial condition, even if Auxilium’s defense is ultimately successful.

In the U.S., before Auxilium can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, Auxilium generally must first receive either 510(k) clearance or approval of a premarket approval, or PMA, application from the FDA. In order for Auxilium to obtain 510(k) clearance, the FDA must determine that Auxilium’s proposed product is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness. Obtaining PMA approval is more difficult, requiring Auxilium to demonstrate the safety and effectiveness of the device based, in part, on data obtained in human clinical trials. Similarly, most major markets for medical devices outside the U.S. also require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and clearances and approvals might not be granted for new products on a timely basis, if at all. In addition, once a device has been cleared or approved, a new clearance or approval may be required before the device may be modified or its labeling changed. Furthermore, the FDA or a foreign governmental authority may make its review and clearance or approval process more rigorous, which could require Auxilium to generate additional clinical or other data, and expend more time and effort, in obtaining future medical device clearances or approvals. The regulatory clearance and approval process may result in, among other things, delayed realization of medical device revenues, substantial additional costs or limitations on indicated uses of medical devices, any one of which could have a material adverse effect on Auxilium’s financial condition and results of operations.

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

Furthermore, Auxilium’s and Auxilium’s third party suppliers’ facilities are subject to periodic inspections by the FDA and other federal, state and foreign government authorities, which require manufacturers of medical devices to adhere to certain regulations, including the FDA’s Quality System Regulation, which requires periodic audits, design controls, quality control testing and documentation procedures, as well as complaint evaluations and investigation. The FDA also requires the reporting of certain adverse events, certain recalls or other field safety corrective actions. Issues identified through such inspections and reports may result in warning letters, manufacturing shutdowns, medical device shortages, medical device seizures or recalls, fines and delays in medical device manufacturing, and may require significant resources to resolve.

As a condition for approval of XIAFLEX for DC and XIAFLEX for PD, Auxilium is required to comply with post-marketing requirements. Failure to comply with these requirements or any future post-marketing requirements, or the cost of compliance with such requirements, may harm Auxilium’s business.

The FDA or, for products outside the U.S. for which Auxilium holds the regulatory approvals, international regulatory agencies can establish requirements for approved products with which Auxilium must comply. For example, the law allows the FDA to require Auxilium as the sponsor of a marketing application to conduct and report the results of certain studies or clinical trials for certain purposes (“post-marketing requirements”) if the FDA makes certain findings required by the statute. Failure to report or conduct the studies is considered a violation and can result in enforcement action. Additionally, the FDA can request that Auxilium voluntarily conducts studies or clinical trials to address questions or concerns (“post-marketing commitments”). These studies or clinical trials could be time-consuming and costly and the results could have negative effects on Auxilium’s ability to market the product.

Now that the marketing authorization for Xiapex in the EU and certain Eurasian countries has been transferred to Auxilium after the mutual termination of the Pfizer Agreement, Auxilium will be required to comply with post-marketing requirements applicable to maintaining the approval of Xiapex in those territories until such time as Auxilium has transferred the marketing authorization to Sobi.

For XIAFLEX for DC, XIAFLEX for PD, Testim, and the authorized generic version of Testim known as testosterone gel, Auxilium is required to implement a REMS, a REMS with an ETASU, and a REMS, respectively. Failure to comply, or the cost of compliance with such REMS or REMS with an ETASU or any future REMS, may harm Auxilium’s business.

The FDA is authorized to require Auxilium as the sponsor of an approved or unapproved marketing application to submit a proposed REMS if the FDA determines that a REMS is necessary to ensure that the benefits of a drug outweigh the risks of the drug. Failure to comply with the requirements of the approved REMS can render the drug misbranded. A violation of a REMS requirement is subject to civil penalties. Complying with the requirements of a REMS can be costly and time-consuming and adversely affect Auxilium’s operations.

As a condition of approval for XIAFLEX for PD, the FDA required a REMS with an ETASU. The goal of the REMS with an ETASU is to certify that the appropriate physicians and practice sites are trained in the use of XIAFLEX for PD and to attempt to mitigate the serious risk of penile fracture (corporal rupture) and other serious injuries to the penis such as hematoma. The REMS with an ETASU requires Auxilium to ensure that healthcare providers who prescribe XIAFLEX for the treatment of PD are specially certified, including the completion of a training program, and to maintain a validated secure database of healthcare providers who prescribe XIAFLEX for PD and their specialties.

As a condition of approval for XIAFLEX for DC, the FDA required a REMS. The goal of the REMS is to inform and train healthcare providers about the risks of tendon rupture, serious adverse reactions affecting the injected extremity, and the potential risk of serious hypersensitivity reactions (including the potential for anaphylaxis) associated with XIAFLEX. The REMS consists of a medication guide, a communication plan, and a timetable for submission of assessments of the REMS. The communication plan includes a Dear Healthcare Provider Letter and educational materials (i.e., training guide and procedure training video).

On May 7, 2009, the FDA announced that it was requiring the manufacturers of two prescription topical testosterone gels, Solvay S.A. (since acquired by Abbott, which is now AbbVie) and Auxilium, to make changes to the prescribing information and develop REMS for the products. The FDA stated that it was requiring this action after it became aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children and female partners to testosterone due to drug transfer from adult males using testosterone gel drug products (known as transference). The FDA considered this information to be “new safety information”. Auxilium believes that all topical testosterone gels have a potential for transference. Testim’s prescribing information has described the risk and procedures for avoidance of transference since the product was launched in 2003. The changes to the prescribing information for Testim include a “boxed warning”, which is used to highlight warning information that is especially important to the prescriber. The goal of the REMS is to inform patients about the serious risk of transference or secondary exposure associated with the use of Testim and AbbVie’s AndroGel. The REMS includes assessments and a Medication Guide to inform patients. The revised prescribing information and REMS for Testim was approved in September 2009.

Auxilium may not be able to obtain or maintain orphan drug exclusivity for Auxilium’s products or product candidates, and Auxilium’s competitors may obtain orphan drug exclusivity prior to Auxilium, which could significantly harm Auxilium’s business.

Some jurisdictions, including Europe and the U.S., may designate drugs intended to treat relatively small patient populations as orphan drugs. The FDA granted orphan drug status to XIAFLEX in the U.S. for the treatment of DC and PD. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation may not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and, in the U.S., specific tax credits. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to 10 years in Europe and for a period of seven years in the U.S. Maintaining orphan drug designations and orphan drug exclusivity for XIAFLEX for the treatment of DC and PD may be critical to their success. Auxilium’s competitors may obtain orphan drug exclusivity for products competitive with Auxilium’s product candidates before Auxilium does, in which case Auxilium would be excluded from that market. Even if Auxilium obtains orphan drug exclusivity for any of Auxilium’s product candidates, Auxilium may not be able to maintain it. For example, if a competitive product is shown to be different or clinically superior to Auxilium’s product, any orphan drug exclusivity Auxilium has obtained will not block the approval of such competitive product. In addition, even if Auxilium obtains orphan drug exclusivity for any of Auxilium’s product candidates, a viable commercial market may never develop and Auxilium may never derive any meaningful revenues from the sales of these products.

Auxilium may not be able to develop product candidates into viable commercial products, which would impair Auxilium’s ability to grow and could cause a decline in the price of Auxilium’s stock.

The process of developing product candidates, such as XIAFLEX for the treatment of Frozen Shoulder syndrome and cellulite, and any other product candidates, involves a high degree of risk and may take several years. Developing product candidates is very expensive and will have a significant impact on Auxilium’s ability to generate profits. Product candidates may fail to reach the market for several reasons, including:

•                  clinical trials may show Auxilium’s product candidates to be ineffective or not as effective as anticipated or to have harmful side effects or any unforeseen result;

•                  Auxilium’s inability to enroll patients in clinical trials within the expected timeframes;

•                  Auxilium’s inability to obtain authorization from the FDA or other regulatory authority to initiate clinical trials within the expected timeframes;

•                 product candidates may fail to receive regulatory approvals required to bring the products to market;

•                  the FDA may not accept for review any applications for marketing approval that Auxilium submit;

•                  adverse events arising out of investigator initiated trials over which Auxilium does not exercise control;

•                  Auxilium’s ability to raise any additional funds that Auxilium needs to complete Auxilium’s trials;

•                  manufacturing costs and delays and manufacturing problems in general, the inability to scale up to produce supplies for clinical trials or commercial supplies, or other factors may make Auxilium’s product candidates uneconomical;

•                  the proprietary rights of others and their competing products and technologies may prevent Auxilium’s product candidates from being effectively commercialized or obtaining exclusivity; and

•                  failure to meet one or more of management’s target product profile criteria.

Success in preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. Any changes to the U.S. regulatory approval process could significantly increase the timing or cost of regulatory approval for Auxilium’s product candidates making further development uneconomical or impossible.

Auxilium’s product development efforts also could result in large and immediate write-offs, significant milestone payments, incurrence of debt and contingent liabilities or amortization of expenses related to intangible assets, any of which could negatively impact Auxilium’s financial results. Additionally, if Auxilium is unable to develop Auxilium’s product candidates into viable commercial products, Auxilium will be reliant solely on sales of Auxilium’s currently approved products for Auxilium’s revenues, potentially limiting Auxilium’s growth opportunities.

If clinical trials for Auxilium’s product candidates are delayed, Auxilium would be unable to commercialize Auxilium’s product candidates on a timely basis, or at all, which could materially harm Auxilium’s business.

Clinical trials that Auxilium may conduct, or that may be conducted by Auxilium’s partners, may not begin on time or may need to be restructured or temporarily suspended after they have begun. Clinical trials can be delayed or may need to be restructured for a variety of reasons, including delays or restructuring related to:

•                  changes to the regulatory approval process for product candidates in those jurisdictions, including the U.S., in which Auxilium may be seeking approval for Auxilium’s product candidates;

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

•                  the failure of third parties conducting and overseeing the operations of Auxilium’s clinical trials to perform their contractual or regulatory obligations in a timely fashion;

•                  exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial; and

•                  manufacturing and/or distribution issues associated with clinical supplies.

Auxilium has two projects currently in clinical development, specifically CCH for the treatment of Frozen Shoulder syndrome and cellulite. Completion of clinical trials for each product candidate will be required before commercialization. If Auxilium experiences delays in, or termination of, clinical trials, or fails to enroll patients in clinical trials in a timely manner, or if the cost or timing of the regulatory approval process increases, Auxilium’s financial results and the commercial prospects for Auxilium’s product candidates will be adversely impacted. In addition, Auxilium’s product development costs would increase and Auxilium’s ability to generate additional revenue from new products could be impaired.

If Auxilium is not successful in expanding the label for XIAFLEX for DC or Auxilium’s strategic partner, VIVUS, is not successful in expanding the label for STENDRA to include a 15-minute onset of action, Auxilium’s sales of XIAFLEX for DC or STENDRA, as the case may be, may be adversely affected.

Auxilium has submitted an sBLA for XIAFLEX for DC seeking to expand Auxilium’s label to include the treatment of multiple cords simultaneously, and Auxilium’s partner, VIVUS, has submitted a supplemental NDA (“sNDA”) to seek a label expansion for STENDRA indicating 15-minute onset of action. These label expansions may help grow Auxilium’s revenues related to these two products, and, if either or both of these label expansion efforts is not approved by the FDA, or not approved in a timely manner, Auxilium’s sales of the applicable product or products may be adversely affected.

Risks Related to Intellectual Property

Auxilium has only limited patent protection for Auxilium’s products and Auxilium’s product candidates, and it may not be able to obtain, maintain or protect proprietary rights necessary for the development and commercialization of Auxilium’s products or Auxilium’s product candidates.

Auxilium’s business and competitive positions are in part dependent upon Auxilium’s ability to obtain and protect Auxilium’s proprietary position for Auxilium’s products and Auxilium’s product candidates in the U.S., Canada, Europe and elsewhere throughout the world. Auxilium attempts to protect Auxilium’s intellectual property position by filing, or obtaining licenses to, patents and patent applications related to Auxilium’s proprietary technology, inventions and improvements that are important to the development of Auxilium’s business.

Auxilium’s and its licensors’ patents and patent applications may not protect Auxilium’s technologies and products because, among other things:

•                  there is no guarantee that any of Auxilium’s or Auxilium’s licensors’ pending patent applications will result in issued patents;

•                  it may develop additional proprietary technologies that are not patentable;

•                  there is no guarantee that any patents issued to Auxilium, Auxilium’s collaborators or Auxilium’s licensors will provide it with any competitive advantage or cover Auxilium’s product candidates;

•                  there is no guarantee that any patents issued to us or Auxilium’s collaborators or Auxilium’s licensors will not be challenged, interfered with, circumvented or invalidated by third parties; and

•                  there is no guarantee that any patents previously issued to others or issued in the future will not have an adverse effect on Auxilium’s ability to do business.

If Auxilium fails to obtain adequate patent protection for Auxilium’s products, Auxilium’s ability to compete could be impaired.

Auxilium may not control the patent prosecution, maintenance or enforcement of Auxilium’s in-licensed technology. Consequently, such licensed patents could be held invalid or unenforceable or could have claims construed in a manner adverse to Auxilium’s interests in litigation, which Auxilium would not control or to which Auxilium would not be a party. If any of the intellectual property rights of Auxilium’s licensors is found to be invalid, this could have a material adverse impact on Auxilium’s operations.

Testosterone, the active ingredient in Auxilium’s TRT Products, and alprostadil, the active ingredient in Edex, are off-patent and are included in competing products. In the U.S., the ‘968 Patent covers a method for maintaining blood serum testosterone levels for treating a hypogonadal male using Testim and is listed in the Orange Book. The ‘968 Patent expires in January 2025. Nine additional U.S. patents issued between 2009 and 2012 covering the composition of Testim and methods of its use and have been listed in the Orange Book. They expire in April 2023. Auxilium’s licensor, FCB, also has filed continuation applications that are currently pending.

Auxilium is currently party to patent infringement litigations against each of Upsher-Smith and Actavis relating to Upsher-Smith’s and Actavis’ respective intentions to market a different version of Testim via an ANDA approval pathway prior to the expiration of the patents listed in the Orange Book covering Testim. Also, in December 2013, Upsher-Smith obtained a summary judgment against Auxilium in the Delaware Upsher-Smith 505(b)(2) Litigation with respect to its 505(b)(2) NDA seeking approval from the FDA to market a competing testosterone gel product listing Testim as the reference listed drug prior to expiration of the same patent and has now launched an authorized generic of its FDA-approved testosterone gel product, Vogelxo.

An adverse impact in the Delaware Upsher-Smith ANDA Litigation, the Actavis Litigation, or any other such legal action, could result in one or more generic or branded generic versions of Testim being launched in the U.S. immediately after such adverse outcome and before the expiration of the last to expire of the 10 Orange Book patents relating to Testim in January 2025. Now that Upsher-Smith has prevailed in the Delaware Upsher-Smith 505(b)(2) NDA Litigation, it has launched both Vogelxo and an authorized generic of Vogelxo, using Testim as the reference drug. Auxilium has filed a Notice of Appeal in the Delaware Upsher-Smith 505(b)(2) Litigation and an oral hearing for such appeal is expected to take place in the near future. It is unclear whether the approved Upsher-Smith product or its authorized generic will receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it will receive a different rating to, and perhaps not be freely substitutable for, Testim. The Upsher-Smith product, whatever the rating, could have a materially adverse impact on Auxilium’s TRT gel revenues, but Auxilium believes that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on Auxilium’s Testim or TRT products revenues. The Upsher-Smith products or the introduction of a generic or different version of Testim at any time, whatever the rating, or the introduction of a generic or different version of AbbVie’s AndroGel franchise (which could be on or before August 2015) could significantly and potentially permanently reduce the revenue Auxilium derives from TRT gels. A significant reduction in Auxilium’s TRT gel revenue could have a material adverse effect on Auxilium’s business, results of operations and financial condition, including without limitation, Auxilium’s liquidity and net working capital and could materially and adversely affect Auxilium’s ability to execute on Auxilium’s short and long-term business plans.

The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Limitations on patent protection in some countries outside the U.S. and the differences in what constitutes patentable subject matter in these countries may limit the protection Auxilium seeks outside of the U.S. In the U.S., issued patent claims may be broadened, narrowed, or even cancelled as a result of post-issuance procedures instituted by Auxilium or third parties, including reissue, re-examination, and the new supplemental examination procedure enacted as part of the Leahy-Smith America Invents Act. In addition, laws of foreign countries may not protect Auxilium’s intellectual property to the same extent as would laws of the U.S. Also, some countries will not grant patents on patent applications that are filed after the public sale or disclosure of the material claimed in the patent application. Failure to obtain adequate patent protection for Auxilium’s proprietary product candidates and technology would impair Auxilium’s ability to be commercially competitive in these markets. Accordingly, Auxilium does not know the degree of future protection for Auxilium’s proprietary rights or the breadth of claims allowed in any patents issued to Auxilium or others.

Auxilium also relies on trade secrets, know-how and technology, which are not protected by patents, to maintain Auxilium’s competitive position. To maintain the confidentiality of trade secrets and proprietary information, Auxilium generally seeks to enter into confidentiality agreements with Auxilium’s employees, consultants and collaborators upon the commencement of a relationship with Auxilium. However, Auxilium may not obtain these agreements in all circumstances. Nor can Auxilium guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, or that Auxilium will have an adequate remedy for any such breach. In addition, adequate remedies may not exist in the event of unauthorized use or disclosure of this information. Others may have developed, or may develop in the future, substantially similar or superior know-how and technology. In addition, Auxilium’s research collaborators and scientific advisors may have contractual rights to publish Auxilium’s data and other proprietary information, subject to Auxilium’s prior review. Publications by Auxilium’s research collaborators and scientific advisors containing such information, either with Auxilium’s permission or in contravention of the terms of their agreements with Auxilium, may impair Auxilium’s ability to obtain patent protection or protect Auxilium’s proprietary information. The loss or exposure of Auxilium’s trade secrets, know-how and other proprietary information, as well as independent development of similar or superior know-how, could harm Auxilium’s operating results, financial condition and future growth prospects. Many of Auxilium’s employees and consultants were, and many of Auxilium’s consultants may currently be, parties to confidentiality agreements with other companies. Although Auxilium’s confidentiality agreements with these employees and consultants require that they do not bring to Auxilium, or use without proper authorization, any third party’s proprietary technology, if they violate their agreements, Auxilium could suffer claims or liabilities.

If Auxilium breaches any of the agreements under which it licenses development or commercialization rights to products or technology from others, it could lose license rights that are critical to Auxilium’s business.

Auxilium is a party to a number of license and other agreements by which it has rights to use the intellectual property of third parties that are necessary to operate Auxilium’s business. In particular, Auxilium has obtained the exclusive right to develop and commercialize Testim pursuant to a license agreement with FCB. FCB may unilaterally terminate the agreement if Auxilium fails to make payments under this agreement and this failure continues for a period of 30 days following written notice to Auxilium by FCB. If the agreement is properly terminated by FCB, Auxilium may not be able to manufacture or sell Testim.

Auxilium has also obtained exclusive worldwide rights from BioSpecifics to develop, market and sell products, other than dermal formulations labeled for topical administration, that contain BioSpecifics’s enzyme, which we refer to as XIAFLEX, for the treatment of DC, and for the treatment of PD, and, potentially, for the treatment of Frozen Shoulder syndrome and cellulite. Either party may terminate this agreement in the event of bankruptcy or insolvency by the other party. Additionally, either party may terminate this agreement if the other party is in material breach of its obligations under the agreement which continues for a period of 90 days following receipt of written notice of such material breach. Auxilium may terminate this agreement in its entirety, or on a country-by-country basis, on an indication-by-indication basis, or on a product-by-product basis, at any time upon 90 days prior written notice to BioSpecifics. If this agreement is properly terminated by BioSpecifics, Auxilium may not be able to execute its strategy to commercialize XIAFLEX for Dupuytren’s or XIAFLEX for the treatment of Peyronie’s, or to develop and potentially commercialize CCH for the treatment of Frozen Shoulder syndrome, cellulite or future product candidates utilizing BioSpecifics’ enzyme. If this agreement is properly terminated by Auxilium, it will retain a non-exclusive license for these rights.

VIVUS granted Auxilium the exclusive right to commercialize its pharmaceutical product STENDRA for the treatment of any urological disease or condition in humans, including male erectile dysfunction, in the U.S. and Canada and their respective territories. Either party may terminate this agreement as a result of the other party’s material breach or bankruptcy. VIVUS may terminate this agreement immediately upon written notice to Auxilium if Auxilium is excluded from participation in the U.S. federal healthcare programs. After the first anniversary of the product launch in the U.S., Auxilium may terminate the agreement for any reason upon 180 days written notice. If this agreement is properly terminated by VIVUS, Auxilium will no longer be able to commercialize STENDRA.

Auxilium expects to enter into additional licenses and other similar agreements in the future. These licenses and agreements may impose various development, commercialization, funding, royalty, diligence or other obligations on Auxilium. If Auxilium breaches any of these obligations, the licensor may have the right to terminate the license or render the license non-exclusive, which could make it impossible for Auxilium to develop, manufacture or sell the products covered by the license.

Disputes may arise with respect to Auxilium’s licensing and other agreements regarding manufacturing, development and commercialization of any products relating to or resulting from the enforcement of Auxilium’s in-licensed intellectual property. These disputes could lead to delays in or termination of the development, manufacture and commercialization of Auxilium’s products or Auxilium’s product candidates or to litigation and could have a material adverse effect on Auxilium’s business.

If Auxilium’s products or Auxilium’s future products infringe the intellectual property of Auxilium’s competitors or other third parties, Auxilium may be required to pay license fees or cease these activities and pay damages, which could significantly harm Auxilium’s business.

Even though Auxilium’s products and Auxilium’s product candidates may be covered by patents, they may nonetheless infringe the patents or violate the proprietary rights of third parties. In these cases, Auxilium may be required to obtain licenses to patents or proprietary rights of others in order to continue to sell and use Auxilium’s products and develop and commercialize Auxilium’s product candidates. Auxilium may not, however, be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if Auxilium were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving Auxilium’s competitors potential access to the same intellectual property.

Third parties may assert patent or other intellectual property infringement claims against Auxilium, or Auxilium’s licensors or collaborators, with respect to technologies used in Auxilium’s products or Auxilium’s potential product candidates. For example, Auxilium is aware of competing intellectual property relating to the TRT gel market. While Auxilium currently believes that it has freedom to operate in the TRT gel market, others may challenge Auxilium’s position in the future. Any claims that might be brought against Auxilium relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against Auxilium, may cause Auxilium to pay substantial damages. Auxilium may not have sufficient resources to effectively litigate these claims. Even if Auxilium were to prevail, any litigation could be costly and time-consuming and could divert the attention of Auxilium’s management and key personnel from business operations. In addition, any patent claims brought against Auxilium’s licensors or collaborators could affect their ability to carry out their obligations to Auxilium.

Furthermore, if a patent infringement suit were brought against Auxilium, or Auxilium’s licensors or collaborators, the development, manufacture or potential sale of product candidates claimed to infringe a third party’s intellectual property may have to cease or be delayed. Ultimately, Auxilium may be unable to commercialize one or more of Auxilium’s product candidates, Auxilium’s patent claims may be substantially limited or Auxilium may have to cease some portion of Auxilium’s operations as a result of patent infringement claims, which could severely harm Auxilium’s business.

Auxilium may have to engage in costly litigation to enforce or protect Auxilium’s proprietary technology or to defend challenges to Auxilium’s proprietary technology by Auxilium’s competitors or collaborators, which may harm Auxilium’s business, results of operations, financial condition and cash flow.

The medical device and pharmaceutical fields are characterized by a large number of patent filings involving complex legal and factual questions, and, therefore, Auxilium cannot predict with certainty whether Auxilium’s licensed patents will be enforceable. Competitors or collaborators may have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights related to products or processes that compete with or are similar to Auxilium’s. Auxilium may not be aware of all of the patents potentially adverse to Auxilium’s interests that may have been issued to others. Litigation may be necessary to protect Auxilium’s proprietary rights, and Auxilium cannot be certain that it will have the required resources to pursue litigation or otherwise to protect Auxilium’s proprietary rights.

An adverse determination in any intellectual property litigation or interference or other post-grant review proceedings could prohibit Auxilium from selling a product or service, subject Auxilium to significant immediate payments to third parties and require Auxilium to seek licenses from third parties. The costs associated with these license arrangements may be significant and could include substantial up-front payments and ongoing royalties. Furthermore, the necessary licenses may not be available to Auxilium on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent Auxilium from manufacturing and selling a product or service.

Competitors or collaborators may infringe Auxilium’s patents or successfully avoid them through design innovation. Some companies in the medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage. To prevent infringement or unauthorized use, Auxilium may need to file infringement lawsuits, which are expensive and time-consuming. In any such proceeding, a court may decide that a patent of Auxilium’s or one that Auxilium has licensed is not valid or is unenforceable, may narrowly interpret Auxilium’s patent claims or may refuse to stop the other party from using the technology at issue on the grounds that Auxilium’s patents do not cover its technology.

Auxilium is currently party to patent infringement litigations against each of Upsher-Smith and Actavis relating to Upsher-Smith’s and Actavis’ respective intentions to market a different version of Testim via an ANDA approval pathway prior to the expiration of the patents listed in the Orange Book covering Testim. Also, in December 2013, Upsher-Smith obtained a summary judgment against Auxilium in the Delaware Upsher-Smith 505(b)(2) Litigation with respect to its 505(b)(2) NDA seeking approval from the FDA to market a competing testosterone gel product listing Testim as the reference listed drug prior to expiration of the same patents and has now launched its branded TRT gel product, Vogelxo, and an authorized generic of Vogelxo.

An adverse impact in the Delaware Upsher-Smith ANDA Litigation, the Actavis Litigation, or any other such legal action, could result in one or more generic or branded generic versions of Testim being launched in the U.S. immediately after such adverse outcome and before the expiration of the last to expire of the 10 Orange Book patents relating to Testim in January 2025. Now that Upsher-Smith has prevailed in the Delaware Upsher-Smith 505(b)(2) NDA Litigation, it has launched Vogelxo and an authorized generic of its FDA-approved testosterone gel product, Vogelxo using Testim as the reference drug. Auxilium has filed a Notice of Appeal in the Delaware Upsher-Smith 505(b)(2) Litigation and expects the oral hearing to take place in the near future. It is unclear whether the approved Upsher-Smith product will receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it will receive a different rating to, and perhaps not be freely substitutable for, Testim. The Upsher-Smith product, whatever the rating, could have a materially adverse impact on Auxilium’s TRT gel revenues, but Auxilium believes that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on Auxilium’s TRT gel revenues. The Upsher-Smith product or the introduction of a generic or different version of Testim at any time, whatever the rating, or the introduction of a generic or different version of AbbVie’s AndroGel franchise (which could be on or before August 2015) could significantly and potentially permanently reduce the revenue Auxilium derives from TRT gel. A significant reduction in Auxilium’s TRT gel revenue could have a material adverse effect on Auxilium’s business, results of operations and financial condition, including without limitation, Auxilium’s liquidity and net working capital and could materially and adversely affect Auxilium’s ability to execute on Auxilium’s short and long-term business plans.

Risks Related to Healthcare Reform

Legislative or regulatory reform of the healthcare system may affect Auxilium’s ability to sell Auxilium’s products profitably, may increase competition and may increase governmental oversight and compliance costs.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare systems in ways that could impact Auxilium’s ability to sell Auxilium’s products profitably. In March 2010, PPACA and the associated reconciliation bill became law (collectively, the “Healthcare Reform Law”), and it includes a number of healthcare reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the Healthcare Reform Law increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or “donut hole”. The Healthcare Reform Law also revised the definition of “average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of Auxilium’s Medicaid drug rebates to states. The Healthcare Reform Law also imposed annual fees on companies that manufacture or import branded prescription drug and biological products, which began in 2011. Substantial new provisions affecting compliance were also added, which may require Auxilium to modify its business practices with healthcare practitioners.

In addition, the Healthcare Reform Law included provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, Auxilium expects that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the FDA (although this is subject to change as the regulations are enacted). The Healthcare Reform Law also established an abbreviated licensure pathway for products that are biosimilar to or interchangeable with FDA-approved biological products, such as XIAFLEX. As a result, Auxilium could face competition from other pharmaceutical companies that develop biosimilar versions of Auxilium’s biological product XIAFLEX that do not infringe Auxilium’s patents or other proprietary rights.

The full effects of the Healthcare Reform Law cannot be known until these provisions are fully implemented and CMS and other federal and state agencies issue applicable regulations or guidance. Furthermore, legislation repealing, replacing or modifying all or part of the Healthcare Reform Law may be enacted or courts may issue rulings suspending, interpreting or otherwise affecting all or part of the Healthcare Reform Law, and these changes could significantly alter any advantages or disadvantages to Auxilium currently stemming from the Healthcare Reform Law. Specifically, any repeal or modification of the exclusivity for biological products could have an adverse effect on Auxilium’s business. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of Auxilium’s products.

The cost of pharmaceuticals and medical devices continues to generate substantial governmental interest. Auxilium expects to experience pricing pressures in connection with the sale of Auxilium’s products due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Auxilium’s results of operations could be adversely affected by current and future healthcare reforms.

The PPACA was enacted in March 2010. Under the PPACA, beginning in 2013, medical device manufacturers will pay a 2.3% excise tax on U.S. sales of certain medical devices. Currently, Actient’s medical device, Osbon ErecAid, will likely be considered exempt from the medical device excise tax under the “retail exemption” for devices generally purchased by the public at retail for individual use by non-medical professional customers and in a home setting. If the retail exemption is eliminated or modified, Actient’s medical device may be subject to the excise tax.

Lastly, the Healthcare Reform Law provisions known as the “Physicians Payments Sunshine Act” require reporting to the federal government of all transfers of value that Auxilium makes to physicians and teaching hospitals, including honoraria, consulting fees, payment for research, gifts, speakers’ fees, entertainment, meals, travel, lodging, education and royalties. Required data submission includes a recipient’s name, address, medical specialty, amount received, date of payment, type of payment (cash, stock, items, or services), and if the payment is related to a specific drug or medical product. Several states currently have similar laws and more states may enact similar legislation. Reporting and potential public disclosure of these expenses may make it more difficult to recruit physicians for assistance with activities that would be helpful or necessary to Auxilium’s business. In addition, there are significant civil penalties associated with errors or omissions in a company’s data reporting. Tracking and reporting the required expenses has resulted in considerable expense.

Risks Related to Compliance and Data Security

Auxilium’s corporate compliance program cannot guarantee that Auxilium is in compliance with all potentially applicable regulations.

Auxilium is a relatively small company and Auxilium relies heavily on third parties to conduct many important functions. As a biopharmaceutical and now medical device company, Auxilium is subject to a large body of legal and regulatory requirements. Auxilium is also subject to a new regulatory regime with respect to Auxilium’s medical device products, with which Auxilium does not have experience, as a consequence of Auxilium’s acquisition of Actient. In addition, as a publicly traded company Auxilium is subject to significant regulations, some of which have either only recently been adopted or are currently proposals subject to change. Auxilium cannot give assurances that Auxilium is or will be in compliance with all potentially applicable laws and regulations. Auxilium cannot verify that the past procedures, programs, and polices of Actient or its subsidiaries were compliant with all potentially applicable laws and regulations. Any such past compliance failures could increase the costs of the Actient acquisition and adversely affect Auxilium’s operations and revenues. Failure to comply with all potentially applicable federal, state, and foreign laws and regulations could lead to the imposition of fines, result in Auxilium’s exclusion from participation in state and federal healthcare programs, cause the value of Auxilium’s common stock to decline, impede Auxilium’s ability to raise capital or lead to the de-listing of Auxilium’s stock.

If Auxilium fails to comply with applicable requirements of the Health Insurance Portability Accountability Act of 1996, as amended (“HIPAA”) and the HIPAA regulations or state health information privacy or identity theft laws with respect to its durable medical equipment (“DME”) supplier business, Auxilium could be subject to significant monetary penalties and loss of reputation, which could have a material adverse effect on Auxilium.

The Administrative Simplification provisions of HIPAA, directed the Secretary of HHS to promulgate regulations establishing protections for the privacy and security of individually identifiable health information, known as “protected health information.” The HIPAA privacy regulations establish comprehensive requirements relating to the use and disclosure of protected health information. The HIPAA security regulations establish minimum standards for the protection of protected health information that is stored or transmitted electronically. The breach notification regulations require that certain notifications be made to individuals, to HHS and potentially to the media in the event of breaches of the privacy of protected health information. Violations of the HIPAA regulations are punishable by civil and criminal penalties.

The Health Information Technology for Economic and Clinical Health Act (“HITECH”), part of the American Recovery and Economic Reinvestment Act of 2009, contained significant changes to HIPAA, including major changes to the enforcement provisions. Among other things, HITECH significantly increased the amount of civil monetary penalties that can be imposed for violations of HIPAA. HITECH also authorized state attorneys general to bring civil enforcement actions under HIPAA. These enhanced penalties and enforcement provisions went into effect immediately upon enactment of HITECH. A number of HITECH’s changes to HIPAA required the issuance of implementing regulations by HHS. The breach notification regulations were promulgated as a result of HITECH. In addition, on January 25, 2013, the HHS Office for Civil Rights (“OCR”) published a comprehensive set of final regulations designed to implement a number of the HITECH changes and to make other changes to the HIPAA regulations. The new regulations required compliance by September 23, 2013.

The changes to HIPAA enacted as part of HITECH reflect a Congressional intent that HIPAA’s privacy and security provisions be more strictly enforced. It is likely that these changes will stimulate increased enforcement activity and enhance the potential that health care providers will be subject to financial penalties for violations of HIPAA.

In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality of health information. Also, in response to concerns about identity theft, many states have adopted so-called “security breach” notification laws that may impose requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers, and that impose an obligation to notify persons when their personal information has or may have been accessed by an unauthorized person. Some state security breach notification laws may also impose physical and electronic security requirements. Violation of state security breach notification laws can trigger significant monetary penalties. Auxilium, through its acquisition of Actient’s DME supplier business, is subject to HIPAA and the HIPAA regulations and may be subject to the foregoing fines and penalties, which may be significant.

Auxilium’s controls over external financial reporting may fail or be circumvented.

Auxilium regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies. In addition, Auxilium is required under the Sarbanes-Oxley Act of 2002, as amended, to report annually on Auxilium’s internal control over financial reporting. If Auxilium, or its independent registered public accounting firm, determine that Auxilium’s internal control over financial reporting is not effective, this shortcoming could have an adverse effect on Auxilium’s business and financial results and the price of Auxilium’s common stock could be negatively affected. This reporting requirement could also make it more difficult or more costly for Auxilium to obtain certain types of insurance, including director and officer liability insurance, and Auxilium may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on Auxilium’s business, results of operations and financial condition. The impact of these events could also make it more difficult for Auxilium to attract and retain qualified persons to serve on Auxilium’s Board of Directors, Auxilium’s Board committees and as executive officers.

Auxilium could be negatively impacted by future interpretation or implementation of federal and state fraud and abuse laws, including anti-kickback laws, false claims laws and federal and state anti-referral laws.

Auxilium is subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, false claims laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, Department of Defense and Veterans’ health programs. To date, Auxilium has not been challenged by a governmental authority under any of these laws.

However, because of the far-reaching nature of these laws, Auxilium may be required to alter one or more of Auxilium’s practices to be in compliance with these laws. Health care fraud and abuse regulations are complex, and even minor, inadvertent irregularities can potentially give rise to claims that the law has been violated. Any violations of these laws could result in a material adverse effect on Auxilium’s business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, Auxilium may have to change Auxilium’s business practices or Auxilium’s existing business practices could be challenged as unlawful, which could have a material adverse effect on Auxilium’s business, financial condition and results of operations.

Auxilium could become subject to false claims litigation under federal or state statutes, which can lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in federal health care programs. These false claims statutes include the federal False Claims Act, which allows any person and/or the government to bring suit alleging the false or fraudulent submission of claims for payment under federal programs or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that companies like Auxilium may have to defend a false claim action. Auxilium could also become subject to similar false claims litigation under state statutes. If Auxilium must defend any such action and/or if Auxilium is unsuccessful in defending any such action, such action may have a material adverse effect on Auxilium’s business, financial condition and results of operations.

Auxilium is required to report pricing information to the Federal and state governments as part of Auxilium’s participation in programs such as the Medicaid Drug Rebate Program, Medicare Part B, and programs run by the Public Health Service, and the Department of Defense. If these reports are not filed in a timely and accurate fashion, Auxilium could be subjected to fines and liability under the False Claims Act.

Auxilium also become subject to liability arising from Actient’s role as a DME supplier, notwithstanding the fact that Auxilium is no longer a DME supplier since it outsourced these activities. DME suppliers are subject to the Stark Law (i.e., the physician self-referral law), the Anti-Kickback Statute, the False Claims Act, and other federal healthcare program fraud and abuse laws, other federal healthcare program laws that regulate DME suppliers specifically, and federal and state privacy laws. Violations of these laws can result in significant penalties. Auxilium also may be liable to third-party payors, including Medicare, Medicaid and other federal healthcare programs, for repayment of overpayments of claims for DME products that are asserted by such payors or their contractors, or Auxilium may incur expenses appealing any such overpayment determinations. For example, Auxilium has been subject to Zone Program Integrity (“ZPIC”) audits in connection with Auxilium’s and Actient’s sales of ErecAid and such audits have resulted in reimbursement payments by Auxilium to Medicare. Future ZPIC audits could result in additional and higher reimbursement payment obligations by Auxilium.

Auxilium’s medical device business faces periodic and routine reviews, audits and investigations under Auxilium’s contracts with Federal and state government agencies and private payors, and these audits could have adverse findings that may negatively impact Auxilium’s business.

As a result of Auxilium’s participation in the Medicare and Medicaid programs, Auxilium’s medical device business is subject to various governmental reviews, audits and investigations to verify Auxilium’s compliance with these programs and applicable laws and regulations. Auxilium’s medical device business is also subject to audits under various government programs, including the Recovery Audit Contractor (“RAC”) and ZPIC programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program for Auxilium’s devices. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Auxilium’s costs to respond to and defend reviews, audits and investigations may be significant. Moreover, an adverse review, audit or investigation could result in:

•                  required refunding or retroactive adjustment of amounts Auxilium has been paid for Auxilium’s medical devices pursuant to the Federal or state programs or from private payors;

•                  state or Federal agencies imposing fines, penalties and other sanctions on Auxilium;

•                  loss of Auxilium’s right to participate in the Medicare program, state programs, or one or more private payor networks; or

•                  damage to Auxilium’s business and reputation in various markets.

These results could have a material adverse effect on Auxilium’s business and consolidated financial condition, results of operations and cash flows.

Auxilium faces risks associated with having foreign operations, including compliance with applicable foreign laws and regulations.

Auxilium is faced with increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. Auxilium may not be able to operate in, or maintain, compliance with foreign laws and regulations. In addition, there may be unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements, data privacy safeguards, financial reporting controls and procedures, and reimbursement procedures of which Auxilium may not become aware. Any changes to such regulatory requirements could require Auxilium to alter one or more of Auxilium’s practices to maintain compliance, which could significantly increase Auxilium’s costs and have a material adverse effect on Auxilium’s business and Auxilium’s ability to manufacture, market and sell Auxilium’s products. If Auxilium does not comply with foreign laws and regulations it could be faced with significant penalties that could impose considerable costs on Auxilium or prevent it from operating in those jurisdictions, either of which could have an adverse effect on Auxilium’s business operations, financial condition and results of operations.

Auxilium may be exposed to liability claims associated with the use of hazardous materials and chemicals.

Auxilium’s research and development activities and Auxilium’s commercial TRT products involve the use of testosterone and large amounts of alcohol which are classified as hazardous materials and chemicals. In addition, Auxilium manufactures TESTOPEL at Auxilium’s Rye, New York facility due to Auxilium’s acquisition of Actient. XIAFLEX is a biologic product. Biologic products may present a manufacturing health hazard due to risk of infection with the bacterial cell line used to produce the product or with potential bacteriophage contamination with the fermentation. Although Auxilium believes that Auxilium’s safety procedures for using, storing, handling, manufacturing and disposing of these materials comply with federal, state and local laws and regulations, Auxilium cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, Auxilium could be held liable for any resulting damages and any liability could materially adversely affect Auxilium’s business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect Auxilium’s business and financial condition. To Auxilium’s knowledge, Auxilium has not been the subject of any investigation by any agency or authority for failure to comply with any rules or regulations applicable to hazardous materials or chemicals. Auxilium does not maintain specific insurance for the handling of biological, hazardous and radioactive materials. Auxilium has contracts with third-party providers for the storage and disposal of hazardous waste and believe that any claims against us in these areas would be the responsibility of these third parties. However, Auxilium may be held responsible for these claims despite the fact that it has contracted with third parties for the storage and disposal of hazardous waste. If Auxilium is exposed to these types of claims, it could be held responsible for liabilities that exceed Auxilium’s financial resources, which could severely affect Auxilium’s operations.

Significant disruptions of information technology systems or breaches of information security could adversely affect Auxilium’s business.

Auxilium relies upon sophisticated information technology systems to operate Auxilium’s business. In the ordinary course of Auxilium’s business, Auxilium collects and stores sensitive data and confidential information, including Auxilium’s intellectual property and proprietary business information, and that of Auxilium’s suppliers, customers and business partners. The secure maintenance of this information is critical to Auxilium’s operations and business strategy. Auxilium also uses Auxilium’s technology to maintain Auxilium’s manufacturing infrastructure to effectively manage and maintain Auxilium’s inventory and internal reports, to manufacture and ship products and prepare timely invoices. Any failure, inadequacy, or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents could harm Auxilium’s ability to operate Auxilium’s business effectively.

Despite Auxilium’s security measures, Auxilium may be susceptible to third-party attacks on Auxilium’s information security systems. Auxilium may also be vulnerable to breaches due to employee error, malfeasance or other disruptions. Any such breach or service disruption could compromise Auxilium’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Such a breach or disruption could also affect Auxilium’s ability to manage and maintain Auxilium’s inventory and internal reports and result in delays in product fulfillment and reduced efficiency of Auxilium’s operations. Any such attack, access, disclosure or other loss of information could result in significant financial, legal, business or reputational harm.

Risks Related to Auxilium’s Financial Results, Auxilium’s Need for Additional Financing and Auxilium’s Stock Price

Auxilium has incurred significant losses since Auxilium’s inception in July 1999 and, although Auxilium achieved initial year-end profitability for 2012, Auxilium may not remain profitable every quarter or every year.

Prior to 2012, Auxilium has incurred significant losses since Auxilium’s inception. As of December 31, 2013, Auxilium had an accumulated deficit of $340.2 million. Auxilium achieved initial year-end GAAP profitability for 2012 but did not maintain year-end GAAP profitability in 2013. Auxilium cannot be assured that it will achieve profitability in future quarters or years. If Auxilium fails to achieve or maintain profitability on a quarter-to-quarter or year-to-year basis, the value of Auxilium’s common stock may decline substantially.

Auxilium’s future results are unpredictable, and therefore, Auxilium’s common stock is a highly speculative investment.

Auxilium’s future results are unpredictable and Auxilium’s success is dependent upon many factors. Accordingly, Auxilium’s stockholders and prospective stockholders must consider Auxilium’s prospects in light of the risks and difficulties Auxilium may encounter. Auxilium’s stock price may be volatile and Auxilium’s stockholders may lose some or all of their investment. For the foreseeable future, if Auxilium is unable to grow sales of Auxilium’s products and out-licensing revenues, Auxilium will be unable to increase Auxilium’s revenues or maintain profitability and Auxilium may be forced to delay or change its current plans to develop Auxilium’s product candidates.

Auxilium’s results of operations and earnings may not meet guidance or expectations.

Auxilium provides public guidance on Auxilium’s expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this joint proxy statement/prospectus and Auxilium’s other public filings and public statements, and is based necessarily on assumptions Auxilium makes at the time we provide such guidance. Auxilium’s actual results may not always be consistent with such guidance, especially in light of Auxilium’s acquisition of Actient, with whose products Auxilium has limited experience, or with respect to volatile market conditions for TRT products, rendering it difficult to provide guidance. If, in the future, Auxilium’s results of operations for a particular period do not meet Auxilium’s guidance or the expectations of investment analysts or if Auxilium guidance is reduced for future periods, the market price of Auxilium’s common stock could decline significantly.

Outstanding options and warrants could result in substantial dilution.

As of June 30, 2014, options to purchase 7,720,218 shares of Auxilium’s common stock were outstanding. In addition, as of June 30, 2014, a total of 3,675,919 stock options were available for grant under Auxilium’s 2004 Equity Compensation Plan, amended and restated as of May 21, 2014. A total of 4,310,042 of the outstanding options were “in the money” and exercisable as of June 30, 2014. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the option. In addition, Auxilium had 842,719 restricted stock units (including performance share units) outstanding as of June 30, 2014. The issuance of common stock upon the exercise of these options or the vesting of any restricted stock units could adversely affect the market price of the common stock or result in substantial dilution to Auxilium’s existing stockholders.

As part of the consideration delivered to Actient’s shareholders, Auxilium issued warrants to purchase an aggregate of 1.25 million shares of Auxilium’s common stock on April 26, 2013, at an exercise price of $17.80 per share. In connection with Auxilium’s issuance of Auxilium’s Convertible Senior Notes, Auxilium issued warrants to purchase 14.48 million shares of Auxilium’s common stock at an exercise price of $27.36 per share. To the extent the warrants are exercised, additional shares of Auxilium’s common stock will be issued that will be eligible for resale in the public market, which will result in dilution to Auxilium’s security holders. The issuance of additional securities could also have an adverse effect on the market price of Auxilium’s common stock.

If Auxilium’s financial resources and sources of liquidity are not sufficient to satisfy Auxilium’s liquidity requirements or fund Auxilium’s anticipated operations, it may either need or choose to borrow money or issue additional equity or debt or it may be required to limit, scale back or cease Auxilium’s operations.

Based on Auxilium’s current plans and expectations, Auxilium believes that its current financial resources and sources of liquidity will be adequate to fund Auxilium’s anticipated operations for the next twelve months. Auxilium may elect to raise additional funds in order to enhance Auxilium’s sales and marketing efforts for additional products Auxilium may license or acquire, commercialize any product candidates that receive regulatory approval, enhance Auxilium’s ability to acquire businesses or companies or acquire or in-license approved products or product candidates or technologies for development, and to maintain adequate cash reserves to minimize financial market fundraising risks. If additional funds are required, Auxilium may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and Auxilium’s failure to raise capital when needed could materially adversely impact Auxilium’s growth plans and Auxilium’s financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of Auxilium’s common stock and may involve significant cash payment obligations and covenants that restrict Auxilium’s ability to operate Auxilium’s business. If Auxilium is unable to obtain this additional financing, it may be required to:

•                  reduce the size or scope, or both, of Auxilium’s sales and marketing efforts for Auxilium’s current products or any of Auxilium’s future products;

•                  delay or reduce the scope of, or eliminate one or more of Auxilium’s planned development, commercialization or expansion activities;

•                  seek collaborators for Auxilium’s product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and/or

•                  relinquish, license or otherwise dispose of rights to technologies, product candidates or products that it currently markets or would otherwise seek to develop or commercialize itself on terms that are less favorable than might otherwise be available.

Auxilium may become subject to stockholder activism efforts that each could cause material disruption to Auxilium’s business.

Certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies due to governance or strategic related disagreements between such companies and such stockholders. If Auxilium becomes subject to such stockholder activism efforts, it could result in substantial costs and a diversion of management’s attention and resources, which could harm Auxilium’s business and adversely affect the market price of Auxilium’s common stock.

Provisions in Auxilium’s certificate of incorporation and bylaws and under Delaware law may prevent or frustrate a change in control in management that stockholders believe is desirable.

Provisions of Auxilium’s certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which Auxilium stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by Auxilium’s stockholders to replace or remove Auxilium’s management. These provisions include:

•                  limitations on the removal of directors;

•                  advance notice requirements for stockholder proposals and nominations;

•                  the inability of stockholders to act by written consent or to call special meetings; and

•                  the ability of Auxilium’s Board of Directors to designate the terms of, and issue, new series of preferred stock without stockholder approval, which could be used to institute a rights plan that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by Auxilium’s Board of Directors.

The affirmative vote of the holders of at least two-thirds of Auxilium’s shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of Auxilium’s certificate of incorporation. In addition, absent approval of Auxilium’s Board of Directors, Auxilium’s bylaws may only be amended or repealed by the affirmative vote of the holders of at least two-thirds of Auxilium’s shares of capital stock entitled to vote.

In addition, Section 203 of the General Corporation Law of the State of Delaware prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of Auxilium’s voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of Auxilium.

Conversion of the Convertible Senior Notes may result in dilution to existing stockholders or a negative impact on liquidity.

On June 27, 2014, Auxilium provided a notice to the trustee for the Convertible Senior Notes and the holders of the Convertible Senior Notes that, in connection with the merger, the Convertible Senior Notes may be surrendered for conversion from the date that is 70 scheduled trading days prior to the anticipated effective date of the merger until the date that is 35 trading days after the actual effective date of the merger. In addition, the Convertible Senior Notes may again become convertible after the expiration of such period in accordance with their terms, and will be convertible on or after January 15, 2018 until maturity (July 15, 2018). Upon consummation of the merger, holders of the Convertible Senior Notes will be entitled to convert their notes into the number of common shares of the Combined Company they would have received if they had converted the notes into Auxilium common stock immediately prior to the merger. If one or more holders elect to convert their Convertible Senior Notes, unless Auxilium elects to satisfy Auxilium’s conversion obligation by delivering solely shares of Auxilium’s common stock, Auxilium would be required to make cash payments to satisfy all or a portion of Auxilium’s conversion obligation based on the applicable conversion rate. If Auxilium is unable to satisfy any portion of such obligation, Auxilium would be in default. In addition, the expenditure of cash to satisfy such obligation could adversely affect Auxilium’s liquidity. In addition, even if holders do not elect to convert their Convertible Senior Notes, Auxilium could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which could result in a material reduction of Auxilium’s net working capital.

Provisions in the indenture for the Convertible Senior Notes may deter or prevent a business combination.

If a fundamental change occurs prior to the maturity date of the Convertible Senior Notes, holders of the Convertible Senior Notes will have the right, at their option, to require Auxilium to repurchase all or a portion of their Convertible Senior Notes. In addition, if a fundamental change occurs prior to the maturity date of Convertible Senior Notes, Auxilium will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Senior Notes in connection with such fundamental change. In addition, the indenture for the Convertible Senior Notes prohibits Auxilium from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes Auxilium’s obligations under the Convertible Senior Notes. These and other provisions could prevent or deter a third party from acquiring Auxilium even where the acquisition could be beneficial to Auxilium’s stockholders.

The convertible note hedge and warrant transactions Auxilium entered into in connection with Auxilium’s Convertible Senior Notes issuance may affect the trading price of Auxilium’s common stock.

In connection with Auxilium’s offering of the Convertible Senior Notes, Auxilium entered into convertible note hedge transactions with four financial institutions, or the hedge counterparties. Auxilium entered into these convertible note hedge transactions with the expectation that they will reduce the potential dilution to Auxilium’s common stock and/or offset potential cash payments in excess of the principal amount of the Convertible Senior Notes, as the case may be, upon conversion of the Convertible Senior Notes. In the event that the hedge counterparties fail to deliver shares to Auxilium or potential cash payments, as the case may be, as required under the convertible note hedge documents, Auxilium would not receive the benefit of such transactions. Separately, Auxilium also entered into warrant transactions with the hedge counterparties. The warrant transactions could separately have a dilutive effect from the issuance of common stock pursuant to the warrants.

In connection with hedging these transactions, the hedge counterparties and/or their affiliates may enter into various derivative transactions with respect to Auxilium’s common stock, and may enter into, or may unwind, various derivative transactions and/or purchase or sell Auxilium’s common stock or other securities of Auxilium’s in secondary market transactions prior to maturity of the Convertible Senior Notes (and are likely to do so during any conversion period related to any conversion of the Convertible Senior Notes). These activities could have the effect of increasing or preventing a decline in, or could have a negative effect on, the value of Auxilium’s common stock and could have the effect of increasing or preventing a decline in the value of Auxilium’s common stock during any cash settlement averaging period related to a conversion of the Convertible Senior Notes.

In addition, Auxilium intends to exercise options under the convertible note hedge transactions whenever the Convertible Senior Notes are converted. Depending upon the method Auxilium elect to exercise such options, in order to unwind its hedge position with respect to the options Auxilium exercise, the hedge counterparties and/or their affiliates may sell shares of Auxilium’s common stock or other securities in secondary market transactions or unwind various derivative transactions with respect to Auxilium’s common stock during the cash settlement averaging period for the converted Convertible Senior Notes. The effect, if any, of any of these transactions and activities on the trading price of Auxilium’s common stock or the Convertible Senior Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of Auxilium’s common stock and the value of the Convertible Senior Notes. The derivative transactions that the hedge counterparties and/or their affiliates expect to enter into to hedge these transactions may include cash-settled equity swaps referenced to Auxilium’s common stock. In certain circumstances, the hedge counterparties and/or their affiliates may have derivative positions that, when combined with the hedge counterparties’ and their affiliates’ ownership of Auxilium’s common stock, if any, would give them economic exposure to the return on a significant number of shares of Auxilium’s common stock. In the event that the hedge positions were unwound, Auxilium stockholders could face dilution at a lower price than would otherwise be the case with the hedge positions in place.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Senior Notes, is the subject of recent changes that could have a material effect on Auxilium’s reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards

Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Senior Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Senior Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on Auxilium’s consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Senior Notes . As a result, Auxilium will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Senior Notes to their face amount over the term of the Convertible Senior Notes. Auxilium will report lower net income in Auxilium’s financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect Auxilium’s reported or future financial results, the trading price of Auxilium’s common stock and the trading price of the Convertible Senior Notes.

In addition, convertible debt instruments (such as the Convertible Senior Notes) that may be settled entirely or partly in cash are, where the issuer has the intent and policy to settle such instruments partly in a cash amount equal to the principal amount, currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Senior Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Senior Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if Auxilium elected to settle such excess in shares, are issued. Auxilium cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If Auxilium is unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Senior Notes, then Auxilium’s diluted earnings per share would be adversely affected.

Issuances of Auxilium’s common stock upon settlement of the conditional conversion feature of the Convertible Senior Notes would be dilutive to common stockholders, and could lower the market price for Auxilium’s common stock.

A substantial number of shares of Auxilium’s common stock are reserved for issuance upon conversion of the Convertible Senior Notes. If the Convertible Senior Notes are converted or if Auxilium settles the Convertible Senior Notes in shares, there would be an issuance of substantial amounts of common stock, which could be dilutive to common stockholders and could adversely affect the trading price of Auxilium’s common stock. Auxilium cannot predict the size of future issuances or the effect, if any, that they may have on the market price for Auxilium’s common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of Auxilium’s common stock and impair Auxilium’s ability to raise capital through the sale of additional equity securities.

Restrictive covenants in the Credit Agreement or in any potential amendment to the Credit Agreement or in any credit agreement contemplated by the DB facility commitment letter may adversely affect the combined company.

Auxilium will be required to comply with operating and financing restrictions set forth in its Credit Agreement, any potential amendment to the Credit Agreement or in any new credit agreement entered into in connection with the DB facility commitment letter. Auxilium may also have similar restrictions with any future debt. These restrictions affect, and in many respects limit or prevent Auxilium from:

•                  incurring additional indebtedness;

•                  incurring liens;

•                  merging or consolidating with or into other companies or selling substantially all Auxilium’s assets;

•                  selling assets;

•                  making restricted payments, including dividends or other distributions;

•                  making investments, including joint venture and partnership investments;

•                  repurchasing Auxilium’s debt and Auxilium’s capital stock; and

•                  entering into transactions with affiliates.

Under the Credit Agreement, Auxilium is required to make regularly scheduled quarterly payments and payments from excess positive cash flow, if any, and other mandatory payments upon the occurrence of certain events, including the issuance of debt, the sale of assets and the receipt of condemnation or casualty proceeds, in each case subject to certain limitations and conditions set forth in the Credit Agreement.

The foregoing restrictions or any other restrictions or covenants in any potential amendment to the Credit Agreement or the DB facility could limit the ability of Auxilium to plan for, or react to, market conditions or meet extraordinary capital needs or otherwise could restrict its activities. These restrictions could also adversely affect the ability of Auxilium to finance future operations, capital needs or engage in other business activities that would be in Auxilium’s interest.

Downgrades by credit rating agencies of Auxilium or its debt could affect Auxilium’s ability to access future borrowings and could adversely affect Auxilium’s business plans and Auxilium’s stock price.

Both Auxilium and its debt are rated by credit ratings agencies. These agencies may downgrade Auxilium’s rating at any time. Any downgrade of Auxilium or its debt could limit or eliminate its ability to access the debt markets for additional financing and adversely affect Auxilium’s business plans. In addition, any such downgrade could have a negative impact on Auxilium’s share price. Furthermore, the credit rating for the Combined Company following completion of the merger may be less than expected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended June 30, 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	14		$28.12	Not applicable	Not applicable
May 1, 2014 to May 31, 2014	581		$21.79	Not applicable	Not applicable
June 1, 2014 to June 30, 2014	447		$21.23	Not applicable	Not applicable
Total	1,042	(a)	$21.64	Not applicable	Not applicable

(a) Represents 80 shares purchased at an average of $21.18 per share from James E. Fickenscher (CFO), 168 shares purchased at an average of $21.18 per share from Alan J. Wills (Executive Vice President, Corporate Development), 305 shares purchased at an average of $20.82 per share from Elizabeth V. Jobes (Senior Vice President, Chief

Compliance Officer) and 489 shares purchased at an average of $22.38 per share from other employees pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock awards issued in accordance with Rule 16 (b) (3) of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description

3.1†	Sixth Amended and Restated Certificate of Incorporation of Auxilium Pharmaceuticals, Inc.

3.2

Amended and Restated Bylaws of the Registrant as amended on June 21, 2012 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

10.1#†	Distribution and Supply Agreement, dated April 1, 2014, by and between Prasco, LLC and Auxilium Pharmaceuticals, Inc.

10.2*†	Transition Agreement, dated May 30, 2014, by and between James E. Fickenscher and Auxilium Pharmaceuticals, Inc.

31.1†	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2†	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

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

AUXILIUM PHARMACEUTICALS, INC.

Date: August 7, 2014	/s/ Adrian Adams
Adrian Adams
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: August 7, 2014	/s/ James E. Fickenscher
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1†	Sixth Amended and Restated Certificate of Incorporation of Auxilium Pharmaceuticals, Inc.

3.2

Amended and Restated Bylaws of the Registrant amended as of June 21, 2012 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

10.1#†	Distribution and Supply Agreement, dated April 1, 2014, by and between Prasco, LLC and Auxilium Pharmaceuticals, Inc.

10.2*†	Transition Agreement, dated May 30, 2014, by and between James E. Fickenscher and Auxilium Pharmaceuticals, Inc.

31.1†	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2†	Certification of James E. Fickenscher, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

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