Form 10-Q
period 2014-09-30
AUXILIUM PHARMACEUTICALS INC
filed 2014-10-30
CIK 1182129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 27, 2014, the number of shares outstanding of the issuer’s common stock, $0.01 par value, was 51,021,504.

AUXILIUM PHARMACEUTICALS AND SUBSIDIARIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$74,029	$47,749
Short-term investments	3,844	23,437
Accounts receivable, trade, net	81,930	89,407
Accounts receivable, other	23,806	7,050
Inventories, current	56,527	42,498
Prepaid expenses and other current assets	7,153	13,714
Deferred tax asset	14,737	14,737
Total current assets	262,026	238,592
Inventories, non-current	56,828	54,561
Property and equipment, net	33,780	35,270
Intangible assets, net	677,094	749,452
Goodwill	98,160	104,146
Other assets	17,092	19,155
Total assets	$1,144,980	$1,201,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,599	$940
Accrued expenses	114,977	121,964
Deferred revenue, current portion	2,622	2,059
Deferred rent, current portion	1,439	1,185
Current portion of term loan	16,926	13,609
Contingent consideration, current	47,434	56,741
Total current liabilities	207,997	196,498
Term loan, long-term portion	278,412	241,536
Senior convertible notes	302,404	293,747
Deferred revenue, long-term portion	31,357	24,678
Deferred rent, long-term portion	6,440	7,528
Contingent consideration, long-term portion	132,972	161,903
Deferred tax liability	23,521	23,821
Total liabilities	983,103	949,711

Commitments and contingencies	0	0
Stockholders’ equity:
Series A Junior Participating Preferred stock, par value $0.01 per share; 1,500,000 shares authorized; no shares issued or outstanding	0	0
Preferred stock, $0.01 par value per share; 3,500,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 51,022,025 and 49,744,521 shares issued; 50,839,809 and 49,599,463 shares outstanding at September 30, 2014 and December 31, 2013, respectively	510	497
Additional paid-in capital	631,292	594,970
Accumulated deficit	(465,302)	(340,180)
Treasury stock at cost, 182,216 and 145,058 shares at September 30, 2014 and December 31, 2013, respectively	(4,515)	(3,490)
Accumulated other comprehensive loss	(108)	(332)
Total stockholders’ equity	161,877	251,465
Total liabilities and stockholders’ equity	$1,144,980	$1,201,176

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$109,624	$108,140	$281,161	$274,831
Operating expenses:
Cost of goods sold	25,713	33,553	73,901	75,858
Research and development	11,222	11,816	33,519	37,300
Selling, general and administrative	72,492	62,809	219,713	182,013
Amortization of purchased intangibles	19,713	15,085	59,444	25,980
Intangible asset impairment	16,514	—	16,514	—
Contingent consideration	(12,834)	4,671	(25,515)	6,929
Total operating expenses	132,820	127,934	377,576	328,080
Loss from operations	(23,196)	(19,794)	(96,415)	(53,249)
Interest expense	(9,577)	(8,912)	(28,610)	(19,050)
Other income, net	22	105	22	268
Loss before income taxes	(32,751)	(28,601)	(125,003)	(72,031)
Income tax benefit (expense)	101	—	(119)	77,920
Net income (loss)	$(32,650)	$(28,601)	$(125,122)	$5,889
Net income (loss) per common share:
Basic	$(0.65)	$(0.58)	$(2.49)	$0.12
Diluted	$(0.65)	$(0.58)	$(2.49)	$0.12
Shares used to compute net income (loss) per common share:
Basic	50,403,556	49,384,637	50,151,393	49,304,543
Diluted	50,403,556	49,384,637	50,151,393	49,611,260

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(32,650)	$(28,601)	$(125,122)	5,889
Other comprehensive income (loss):
Unrealized gains on investments, net of tax	165	41	224	171
Foreign currency translation adjustment	—	14	—	(27)
Total	165	55	224	144
Comprehensive income (loss)	$(32,485)	(28,546)	$(124,898)	6,033

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Treasury stock		Accumulated other comprehensive
	Shares	Amount	capital	deficit	Shares	Cost	loss	Total
Balance, January 1, 2014	49,744,521	$497	$594,970	$(340,180)	145,058	$(3,490)	$(332)	$251,465
Exercise of common stock options	1,040,121	10	21,264	0	0	0	0	21,274
Cancellation of restricted stock	(549)	0	0	0	0	0	0	0
Stock-based compensation	161,492	2	13,755	0	0	0	0	13,757
Employee Stock Plan Purchases	76,440	1	1,303	0	0	0	0	1,304
Treasury stock acquisition	0	0	0	0	37,158	(1,025)	0	(1,025)
Comprehensive income	0	0	0	0	0	0	224	224
Net loss	0	0	0	(125,122)	0	0	0	(125,122)
Balance, September 30, 2014	51,022,025	$510	$631,292	$(465,302)	182,216	$(4,515)	$(108)	$161,877

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	(125,122)	$5,889
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and asset impairment	8,813	7,943
Stock-based compensation	12,633	11,346
Amortization of purchased intangibles	59,444	25,980
Intangible asset impairment charge	16,514	0
Amortization of debt discount and issuance costs	12,185	9,657
Contingent consideration	(25,515)	6,929
Payment of contingent consideration and accreted interest	(244)	0
Release of valuation allowance for deferred tax assets	—	(78,458)
Inventory obsolescence reserve	6,200	0
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(9,279)	4,198
Increase in inventory	(21,401)	(3,611)
Decrease in prepaid expenses, other current assets and other assets	7,258	5,121
Increase in accounts payable and accrued expenses	17,245	15,306
Increase (decrease) in deferred revenue	7,242	(10,864)
Increase (decrease) in deferred rent	(834)	303
Net cash used in operating activities	(34,861)	(261)

Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(588,349)
Purchases of property and equipment	(7,468)	(7,786)
Purchases of short-term investments	(22,240)	(73,218)
Redemptions of short-term investments	42,057	164,428
Sales and redemptions of long-term investments	—	1,600
Net cash provided by (used in) investing activities	12,349	(503,325)

Cash flows from financing activities:
Proceeds from issuance of term loan, net of issuance costs	48,222	262,852
Repayment of term loan	(10,089)	(6,215)
Proceeds from issuance of convertible debt, net of issuance costs	0	338,921
Payments of contingent consideration	(10,923)	(9,339)
Purchase of convertible note hedge	0	(70,000)
Proceeds from sale of warrants	0	41,475
Proceeds from exercise of common stock options	21,274	409
Proceeds from employee stock plan purchases	1,304	962
Purchases of treasury stock	(1,025)	(139)
Other	29	47
Net cash provided by financing activities	48,792	558,973

Effect of exchange rate changes on cash	—	(237)
Increase in cash and cash equivalents	26,280	55,150
Cash and cash equivalents, beginning of period	47,749	35,857
Cash and cash equivalents, end of period	74,029	$91,007

Supplemental disclosure of cash flow information:
Business acquisition:
Fair value of assets acquired, net of cash acquired	—	$848,261
Purchase consideration representing compensation	—	8,309
Fair value of liabilities assumed and contingent consideration	—	(256,221)
Fair value of warrants issued	—	(12,000)
Net cash paid for acquisition	—	$588,349
Interest paid	$17,735	$8,289

See accompanying notes to consolidated financial statements.

AUXILIUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

September 30, 2014
(Unaudited)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Auxilium Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”), and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to this Quarterly Report on Form 10-Q (this “Report”).  Certain disclosures required for complete annual financial statements are not included herein.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The information at September 30, 2014 and for the respective three and nine month periods ended September 30, 2014 and 2013 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company’s management, are necessary to state fairly the financial information set forth herein.  The December 31, 2013 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2013 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the SEC.

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

(c)          Revenue Recognition

Net revenues for the three and nine months ended September 30, 2014 and 2013 comprise the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
XIAFLEX revenues-
Net U.S. revenues	34,623	15,882	77,513	42,800
International revenues	4,025	1,676	10,367	14,344
	38,648	17,558	87,880	57,144
Testim revenues-
Net U.S. revenues - brand	$15,291	$50,701	$38,088	$149,166
Net U.S. revenues — authorized generic	10,877	—	24,197	—
International revenues	668	1,604	2,455	2,987
	26,836	52,305	64,740	152,153
Other net U.S. revenues-
TESTOPEL	20,194	20,636	56,384	35,018
STENDRA	9,310	—	27,032	—
Edex	7,018	7,958	20,006	12,990
Other	7,618	9,683	25,119	17,526
	44,140	38,277	128,541	65,534
Total net revenues	$109,624	$108,140	$281,161	$274,831

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

On June 9, 2014, the Company authorized Prasco to commence purchasing, distributing and selling an authorized generic version of Testim (the “Generic Testosterone Product”) in the United States of America and its territories and possessions pursuant to the AG Agreement entered into by the parties.  Prasco commenced initial commercialization activities for the Generic Testosterone Product on June 9, 2014 and commenced shipping the Generic Testosterone Product on June 10, 2014. During the term of the AG Agreement, Prasco will pay the Company a price agreed to by the parties for the Generic Testosterone Product.  Any such price will remain unchanged for an initial period of time and may thereafter be adjusted based on changes to costs and materials.  The Company recognizes revenue from shipments to Prasco at the invoice supply price and the related cost of product sales when title and risk of loss transfers, which is generally at the time of shipment. The Company is also entitled to receive a significant percentage of the net distributable profits on sales of the Generic Testosterone Product by Prasco, which the Company recognizes as net revenues when Prasco reports to the Company the net distributable profits from the ultimate sale of the Generic Testosterone Product. The Company has recorded all net distributable profits reported by Prasco for the nine months ended September 30, 2014.  Any adjustments to the net distributable profits related to Prasco’s estimated sales discounts and other deductions are recognized in the period Prasco reports the amounts to the Company. Receivables for product sold to Prasco as well the Company’s share of net distributable profits under the AG Agreement are included within Account Receivable, Other on the Company’s Consolidated balance sheet.

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

Basic income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(32,650)	$(28,601)	$(125,122)	$5,889

Denominator:
Weighted-average common shares outstanding	50,424,935	49,408,597	50,171,079	49,339,449
Weighted-average unvested restricted common shares subject to forfeiture	(21,379)	(23,960)	(19,686)	(34,906)

Shares used in calculating basic net income (loss) per common share	50,403,556	49,384,637	50,151,393	49,304,543

Basic net income (loss) per common share	$(0.65)	$(0.58)	$(2.49)	$0.12

Diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(32,650)	$(28,601)	$(125,122)	$5,889

Denominator:
Weighted-average common shares outstanding	50,424,935	49,408,597	50,171,079	49,339,449
Weighted-average unvested restricted common shares subject to forfeiture	(21,379)	(23,960)	(19,686)	(34,906)
Incremental shares from assumed conversions of stock compensation plans	—	—	—	306,717

Shares used in calculating diluted net income (loss) per common share	50,403,556	49,384,637	50,151,393	49,611,260

Diluted net income (loss) per common share	$(0.65)	$(0.58)	$(2.49)	$0.12

Diluted net income (loss) per common share is computed giving effect to all potentially dilutive securities. Potentially dilutive shares include outstanding stock options and awards, outstanding warrants, and incremental shares issuable upon conversion of 1.50% Convertible Senior Notes due 2018 (the “2018 Convertible Notes”) as described in Note (7). The following number of stock options and awards were antidilutive and, therefore, excluded from the computation of diluted net income per common share as of September 30, 2014 and 2013: 7,588,324 and 6,920,292, respectively.

The Company has 1,250,000 warrants outstanding issued in connection with the acquisition of Actient as discussed in Note (2) and 14,481,950 warrants sold in connection with the issuance of convertible debt as discussed in Note (7). The warrants are not considered in calculating the total dilutive weighted average shares outstanding until the price of the Company’s common stock exceeds the strike price of the warrants. When the market price of the Company’s common stock exceeds the strike price of the warrants, the effect of the additional shares that may be issued upon exercise of the warrants will be included in total dilutive weighted average shares outstanding using the treasury stock method if the impact of their inclusion is dilutive. For the three and nine months ended September 30, 2014, the Company’s average stock price, which was $21.20 and $23.52, respectively, exceeded the strike price of the 1,250,000 warrants issued in connection with the acquisition of Actient; however, these potentially dilutive shares were anti-dilutive as a result of a net loss for the periods. For the three and nine months ended September 30, 2013, the Company’s average stock price did not exceed the strike price of the 1,250,000 warrants issued in connection with the acquisition of Actient. In addition, the Company’s average stock price for the three and nine months ended September 30, 2014 and 2013 did not exceed the strike price of the 14,481,950 warrants sold in connection with the issuance of the convertible debt.

If the proposed Endo Merger were not to close, it is the current intention of the Company to settle conversions of the 2018 Convertible Notes through combination settlement, which involves repayment of the principal amount in cash and any excess of the conversion value over the principle amount (the “conversion spread”) in shares of common stock. Therefore, only the impact of the conversion spread will be included in total dilutive weighted average shares outstanding using the treasury stock method.  For the three and nine months ended September 30, 2014 and 2013, the Company’s average price of the Company’s common stock did not exceed the conversion price; therefore, the 2018 Convertible Notes did not have any dilutive impact on per share results.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements upon adoption.

(g)         Revisions to previously issued financial statements

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

2.              BUSINESS ACQUISITIONS

(a) Actient

The Company completed the acquisition of Actient Holdings, LLC (“Actient”) on April 26, 2013 to expand its specialty therapeutic offerings and expects to benefit from greater leverage in its commercial infrastructure and significant cross-selling opportunities. The total consideration for Actient included base cash consideration of $585,000 plus adjustments for working capital and cash acquired, contingent consideration based on future sales of certain acquired products, and the issuance of 1,250,000 warrants to purchase the Company’s common stock. The Company funded the cash payments with cash on hand and a $225,000 senior secured term loan (the “Term Loan”) (see Note 7).

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

In conjunction with the accounting associated with the Actient acquisition, the Company recorded deferred tax liabilities related principally to outside tax basis differences in the acquired subsidiaries. These deferred tax liabilities will serve as reversible temporary differences that give rise to future taxable income and, therefore, they serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company. Solely on this basis, management determined that it is more likely than not that a portion of its valuation allowance was no longer required. As a result of the release of the valuation allowance, the Company recorded a tax benefit of $92,069 in its Consolidated statement of operations for the nine months ended September 30, 2013.  Based upon completion of interim tax returns and other information made available to the Company subsequent to the filing of its 2013 second and third quarter reports on Form 10-Q, and prior to the time the Company’s 2013 annual financial statements were filed with the SEC, the Company revised its original estimates of the associated tax benefit.  These revisions, which are reflected in this Report, resulted in the Company decreasing its income tax benefit and net income by $14,149 for the nine months ended September 30, 2013.

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

Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company assesses the impairment of long-lived assets for potential impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the third quarter of 2014, a significant customer of the Company’s Timm Medical device business communicated to the Company that it would not be renewing its contract.  As a result, the Company determined that the carrying value of the Timm Medical intangible asset exceeded its fair value and the Company recorded an asset impairment charge of $16.5 million for the three months ended September 30, 2014.  This charge was recorded to Intangible asset impairment on the Company’s Consolidated statement of operations.

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

The above tables include immaterial adjustments for the items described in footnote 1(g).  STENDRA product rights are being amortized to income on a straight-line basis over a seven year estimated life. The unamortized cost of this asset is tested for impairment whenever events or circumstances indicate that the carrying amount may not be recovered. The STENDRA sample inventory is being expensed as used.  The above contingent consideration represents a risk adjusted net present value relating to cash payments on achievement of certain milestones and royalty payments as defined in the STENDRA License Agreement. On September 18, 2014, the Company and VIVUS announced that the FDA approved a supplemental new drug application for STENDRA. This approval triggered a $15,000 milestone payment to VIVUS, which the Company paid in October 2014.  The present value of this $15,000 liability is included within Contingent consideration, current on the Company’s consolidated balance sheet as of September 30, 2014.

3.              RESTRUCTURING ACTIVITIES

September 2014 Restructuring Initiative

On September 9, 2014, the Company announced steps it is taking to reduce its costs and more fully support the Company’s goal to drive earnings growth and build shareholder value. These steps are being launched after a comprehensive assessment of the Company’s broadened product portfolio and current cost structure and what management believes to be the Company’s growth assets, commercial strengths, opportunities and challenges and the Company’s manufacturing needs and capabilities. The Company’s restructuring initiatives includes reducing headcount by approximately 20%, realigning the commercial organization from three into two sales forces, focusing its research and development efforts and expenditures and improving manufacturing efficiency.  Although the initial initiative targeted a reduction of approximately 30% of the Company’s headcount, approximately 33 employees who were initially scheduled to be terminated on December 31, 2014 are now expected to remain with the Company until the closing of the merger with Endo International plc (as described below).  These 33 employees are primarily located in the Company’s manufacturing facilities and do not impact the original $75 million of anticipated cost savings. The Company expects substantial completion of the restructuring by the end of 2014.

As a result of the September 2014 restructuring initiative, the Company incurred restructuring expenses during the three months ended September 30, 2014 of $9,259, consisting of $8,406 of employee severance and other benefit-related costs and a $853 non-cash impairment charge primarily related to the abandonment of several capital projects. The Company anticipates there will be additional pre-tax restructuring expenses of approximately $100, primarily attributable to contract termination fees which will be incurred throughout the remainder of 2014 and 2015. Of the restructuring costs recorded for the three months ended September 30, 2014, $7,648 are included in Selling, general and administrative expense and $1,611 are included in Research and development expense in the Company’s Consolidated statements of Operations.

As of September 30, 2014, the accrual related to the September 2014 restructuring was $8,026, which is included in Accrued expenses on the Company’s Consolidated balance sheet. There was no such restructuring accrual for these actions as of December 31, 2013. Changes to this accrual for the nine months ended September 30, 2014 were as follows:

	Employee- Related Severance Costs	Asset Impairment Charges	Total
Balance at December 31, 2013	$—	$—	$—
Plus: Restructuring charge	8,406	853	9,259
Less: payments made during the period	(380)	—	(380)
Non-cash impairment	—	(853)	(853)
Balance at September 30, 2014	$8,026	—	8,026

Actient Acquisition-Related Cost-Rationalization and Integration Initiatives

In connection with the acquisition of Actient, the Company undertook actions to realign its sales, sales support, and management activities and staffing, which included severance benefits to former Actient employees. For former Actient employees that agreed to continue employment with the Company for a merger transition period, the severance payable upon completion of their retention period is being expensed over their respective retention period. All severance obligations are expected to amount to $5,818, of which $5,584 was recorded to selling, general and administrative expense during the year ended December 31, 2013.  The remaining severance payments will be made through the first quarter of 2015.

The following table summarizes the activity within the restructuring liability:

Employee- Related Severance Costs
Balance at December 31, 2013	$3,728
Plus: Restructuring charge	234
Less: payments made during the period	(3,777)
Balance at September 30, 2014	$185

4.              FAIR VALUE MEASUREMENTS

As of September 30, 2014, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$74,029	$74,029	$0	$0
Short-term investments	3,844	824	3,020	0
Total financial assets	$77,873	$74,853	$3,020	0

Liabilities
Contingent Consideration	$180,406	$0	$0	$180,406

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$47,749	$47,749	$0	$0
Short-term investments	23,437	8,430	15,007	0
Total financial assets	$71,186	$56,179	$15,007	0

Liabilities
Contingent consideration	$218,644	$0	$0	$218,644

Financial assets

The Company considers its short-term investments to be “available for sale” and accordingly classifies them as current, as management can sell these investments at any time at their option. The cost basis of short-term investments held at September 30, 2014 approximated the fair value of these securities. Related unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the equity section of the accompanying balance sheet. The amount of unrealized loss on short-term investments amounted to $27 as of September 30, 2014.

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

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2014.

Contingent consideration

The Level 3 liability is contingent consideration related to the acquisition of Actient and STENDRA described in Note 2. The range of the undiscounted amounts of contingent consideration ultimately payable is principally dependent on future sales of the products acquired.  Fair value is determined based on assumptions and projections relevant to revenues and a discounted cash flow model using a risk-adjusted discount rate of 13.6% and 15.0% for Actient and STENDRA, respectively. Assumptions include the expected value of royalties and milestone payments due on estimated settlement dates, volatility of product supply, demand and prices, and the Company’s cost of money.  The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained.  A 1% change in this discount rate would have a $3.8 million change in the contingent consideration liability. Changes in the fair value of contingent consideration related to the updated assumptions and estimates are recognized in the consolidated statements of operations.

The table below provides a roll forward of the fair value of contingent consideration.

	Actient	STENDRA	Total
Contingent consideration
Ending balance, December 31, 2013	$120,444	$98,200	$218,644
Change in contingent consideration charged to operations	(44,924)	19,409	(25,515)
Payments of contingent consideration	(8,781)	(2,142)	(10,923)
Adjustments	(400)	(1,400)	(1,800)
Ending balance, September 30, 2014	$66,339	$114,067	$180,406

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

Management estimates that the fair value of the Term Loan outstanding at September 30, 2014 approximates its principal value of $305,051 based upon market interest rates (a Level 2 fair value measurement).  As of September 30, 2014, the principal balance outstanding of the Company’s 2018 Convertible Notes is $350,000 with a carrying value of $302,404 and a fair value of approximately $464,548 based on active trading activity in this security (a Level 1 fair value measurement).

5.              INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$7,838	$6,680
Work-in-process	81,489	71,890
Finished goods	24,028	18,489
	113,355	97,059
Inventories, current	56,527	42,498
Inventories, non-current	$56,828	$54,561

During the nine months ended September 30, 2014, the Company recorded a $6,200 inventory charge to cost of goods sold related to excess Testim branded inventory.  The excess inventory charge resulted from the Company’s decision to launch the Generic Testosterone Product, which the Company believes had the impact of decreasing the demand forecast for the branded Testim product.

6.              ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2014	2013
Payroll and related expenses	$22,610	$20,435
Royalty expenses	10,156	11,638
Research and development expenses	4,779	6,206
Sales and marketing expenses	8,047	15,283
Rebates, discounts and returns accrual	49,844	52,044
Interest	1,094	2,406
Other	18,447	13,952
	$114,977	$121,964

7.    LONG-TERM DEBT

Term Loan

In order to partially fund a portion of the costs and related expenses of the acquisition of Actient described in Note (2), the Company entered into a term loan agreement in April 2013 with a syndicate of banks to borrow $225,000 in principal value (the “Term Loan Agreement”). In September 2013 and September 2014, the Company borrowed additional amounts of $50,000 each under the Term Loan Agreement. The original issue discount together with issuance costs of the Term Loan, amounting to $13,926, is being accreted to Interest expense over the stated term of the Term Loan Agreement and the unamortized balance has been deducted from the Term Loan balance shown in the Balance Sheet.  The net carrying amount of the Term Loan as of September 30, 2014 and December 31, 2013, was $295,338 and $255,145, respectively.

The Term Loan principal must be repaid in equal quarterly installments of 1.25% per quarter commencing on June 30, 2013, with the remainder of the borrowings to be paid on the maturity date of April 26, 2017, unless otherwise prepaid prior to such date in accordance with the terms of the Term Loan.  The Company can elect loans to bear interest at a rate equal to either Base Rate (as defined in the agreement) or LIBOR, plus a margin. Under the current terms of the Term Loan Agreement, the Base Rate interest rate margin is 4.00% and the LIBOR interest rate margin is 5.00%. The Term Loan Agreement also establishes a floor rate for both the Base Rate and LIBOR options. As of the date hereof, the Company has elected to base the interest rate of the borrowings on LIBOR. As of September 30, 2014, the total interest rate on the Term Loan principal was 6.25%.

The Term Loan currently contains no financial covenants but contains usual and customary operating and restrictive covenants for a facility of this type. Events of default under the Term Loan are also usual and customary for transactions of this type. As of September 30, 2014, the Company was in compliance with Term Loan covenants and anticipates remaining compliant.

The closing of the previously planned merger with QLT Inc. (“QLT”), as discussed in Note 10, would have been a “change of control,” as defined in the Term Loan Agreement, and would have been prohibited by the provisions of the Term Loan Agreement.  In addition, the de-listing of the Company’s common stock would have been prohibited by the provisions of the Term Loan Agreement.  On August 14, 2014, the Company entered into the Third Amendment Agreement (the “Third Amendment Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent (“Agent”) and lenders holding more than 50% of the loans under the Term Loan Agreement pursuant to and under the Term Loan Agreement providing for, upon the satisfaction of the conditions precedent set forth therein, certain amendments and modifications to the Term Loan Agreement.  Now that the planned merger with QLT has been terminated, this Third Amendment Agreement to the Credit Agreement will not become effective.

Senior Convertible Notes

In January 2013, the Company issued $350,000 aggregate principal amount of the 2018 Convertible Notes, in a registered public offering. Interest is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2013. The Company received net proceeds of $310,396 from issuance of the 2018 Convertible Notes, which amount is net of $11,079 debt issuance costs and net payments of $28,525 related to its hedge transactions. The net carrying amount of the 2018 Convertible Notes as of September 30, 2014 and December 31, 2013, was $302,404 and $293,747, respectively.

The initial conversion rate for the 2018 Convertible Notes is 41.3770 shares of the Company’s common stock per $1,000 principal amount of the 2018 Convertible Notes, representing an initial effective conversion price of approximately $24.17 per share of the Company’s common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the 2018 Convertible Notes, but will not be adjusted for accrued and unpaid interest.  Prior to July 15, 2018, the 2018 Convertible Notes are convertible by the holders only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2013 (and only during such fiscal quarter), if the last reported sale price of the Company common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “2018 Convertible Notes Measurement Period”) in which, for each trading day of such 2018 Convertible Notes Measurement Period, the trading price per $1,000 principal amount of 2018 Convertible Notes on such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified distributions and corporate events.

As of September 30, 2014, neither the first or second condition for conversion had been met.

On June 27, 2014, the Company provided a notice to the trustee for the Convertible Senior Notes and the holders of the Convertible Senior Notes that, in connection with the then-planned merger with QLT (the “QLT Merger”), the Convertible Senior Notes may be surrendered for conversion from the date that is 70 scheduled trading days prior to the anticipated effective date of the QLT Merger until the date that is 35 trading days after the actual effective date of the QLT Merger.  A closing date for the QLT Merger was never announced and, as described below, the QLT Merger has now been terminated.

On October 14, 2014, the Company provided a notice to the trustee for the Convertible Senior Notes and the holders of the Convertible Senior Notes that, in connection with the proposed merger with Endo International plc, as described below, the Convertible Senior Notes may be surrendered for conversion from the date that is 70 scheduled trading days prior to the anticipated effective date of the merger (or, if later, the business day after the Company gave notice of the merger with Endo International plc) until the date that is 35 trading days after the actual effective date of the merger or until the related fundamental change purchase date, as defined in the indenture.

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

To hedge against potential dilution upon conversion of the 2018 Convertible Notes, the Company purchased call options on its common stock. The call options give the Company the right to purchase up to 14,481,950 shares of its common stock at $24.17 per share subject to certain adjustments that correspond to the potential adjustments to the conversion rate for the 2018 Convertible Notes. The Company paid an aggregate of $70,000 to purchase these call options. The call options will expire on July 15, 2018, unless earlier terminated or exercised. To reduce the cost of the hedge, in a separate transaction, the Company sold warrants. These warrants give the holder the right to purchase up to 14,481,950 shares of the Company’s common stock at $27.36 per share, subject to certain adjustments. These warrants will be exercisable and will expire in equal installments for a period of 140 trading days beginning on October 15, 2018. The Company received an aggregate of $41,475 from the sale of these warrants. In accordance with governing accounting guidance, the Company concluded that the call options and warrants were indexed to its stock. Therefore, the call options and warrants were classified as equity instruments and will not be marked to market prospectively unless certain conditions occur. The net amount of $28,525 was recorded as a reduction to additional paid-in capital. The settlement terms of the call options provide for net share settlement and the settlement terms of the warrants provide for net share or cash settlement at the option of the Company.

8.   STOCKHOLDERS’ EQUITY

Shareholder Rights Plan

On September 16, 2014, the Board of Directors of the Company (the “Board”) authorized and directed the issuance, and declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a price of $100.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment as provided in the Rights Agreement (as defined below).  The dividend is payable to stockholders of record at the close of business on September 29, 2014.  The description and terms of the Rights are set forth in the Rights Agreement, dated as of September 17, 2014 and amended on October 8, 2014 (the “Rights Agreement”), between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent.

The Rights Agreement is intended to (i) reduce the risk of coercive two tiered, front end loaded or partial offers that may not offer fair value to all stockholders, (ii) mitigate against market accumulators who through open market and/or private purchases may achieve a position of substantial influence or control without paying to selling or remaining stockholders a fair control premium, and (iii) preserve the Board’s bargaining power and flexibility to deal with third party acquirors and to otherwise seek to maximize values for all stockholders.  The overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board.  The Rights Agreement is not intended to interfere with any merger, tender or exchange offer or other business combination approved by the Board.  Nor does the Rights Agreement prevent the Board from considering any offer that it considers to be in the best interest of the Company’s stockholders.

The Company entered into Amendment No. 1, dated as of October 8, 2014 (the “Rights Agreement Amendment”), to the Rights Agreement.  The Rights Agreement Amendment provides that the Endo Merger Agreement and related transactions (described below in Note 10), including the consummation of the Endo Merger and any related transactions, will not cause the Rights to become exercisable or cause any of the other protective features afforded to the Company under the Rights Agreement to come into effect. Under the Rights Agreement Amendment, no party to the Endo Merger Agreement or the related transactions shall be deemed to be the beneficial owner, as defined in the Rights Agreement, of any common shares held by any other party, solely by virtue of the approval, execution, delivery, and/or the existence of the Endo Merger Agreement or the related transactions or the performance of such party’s rights and obligations under the Endo Merger Agreement or the related transactions. The Rights Agreement Amendment further provides that all Rights established under the Rights Agreement shall automatically expire immediately prior to the closing of the Endo Merger.

Equity Compensation Plan

Under the Company’s 2004 Equity Compensation Plan, as amended and restated, and as approved by the stockholders of the Company (the “2004 Plan”), qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and service providers. As of September 30, 2014, the Company had granted non-qualified stock options and stock awards under the 2004 Plan and as of September 30, 2014, there were 4,268,129 shares available for future grants under the 2004 Plan.

(a)         Stock Options

During the nine months ended September 30, 2014, the Company granted non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2004 Plan. Stock options are granted with an exercise price equal to 100% of the market value of the common stock on the date of grant, and generally have a 10-year contractual term and vest no later than four years from the date of grant (with some providing for automatic vesting upon a change of control of the Company unless an acquirer in a change of control transaction assumes such outstanding option).

The following tables summarize stock option activity for the nine month period ended September 30, 2014:

	Nine Months Ended September 30, 2014
		Weighted
		average
		exercise
Stock options	Shares	price
Options outstanding:
Outstanding at December 31, 2013	7,345,535	$21.82
Granted	1,307,865	27.50
Exercised	(1,040,121)	20.66
Cancelled	(805,275)	23.22
Outstanding at September 30, 2014	6,808,004	22.91
Exercisable at September 30, 2014	3,932,756	23.51

Aggregate intrinsic value of options was $50,046 which represents the total pre-tax intrinsic value, based on the Company’s stock closing price of $29.85 as of September 30, 2014, that would have been received by the option holders had all option holders exercised their options as of that date.

(b) Performance-Based Restricted Stock Units (“PRSUs”)

During the nine months ended September 30, 2014, the Company granted a total of 217,600 PRSUs to certain senior management employees.  The PRSUs will be earned based on the Company’s total shareholder return (“TSR”) as compared to a peer group of companies at the end of the performance period, which performance period is January 1, 2014 to December 31, 2016.  These PRSUs were granted with a weighted average grant date fair value of $29.71 and the number of PRSUs reflected as granted represents the target number of shares that are eligible to vest subject to the attainment of the performance goal.  Depending on the outcome of the performance goal, a recipient may ultimately earn a number of shares greater or less than their target number of shares granted, ranging from 0% to 150% of the PRSUs granted. Shares of the Company’s common stock are issued on a one-for-one basis for each PRSU earned and participants vest in their PRSUs at the end of the performance period.

The fair value of the TSR PRSUs granted during the nine months ended September 30, 2014 was determined using a Monte Carlo simulation and utilized the following weighted average inputs and assumptions:

Closing stock price on grant date	$27.70
Performance period starting price	$20.36
Term of award (in years)	2.84
Volatility	38.29%
Risk-free interest rate	0.62%
Expected dividend yield	0.00%
Fair value per TSR PSU	$29.71

The performance period starting price is measured as the average closing price over the last 20 trading days prior to the performance period start. The Monte Carlo simulation model also assumed correlations of returns of the prices of the Company’s common stock and the common stocks of the comparator group of companies and stock price volatilities of the comparator group of companies.

Compensation expense for the PRSUs is based upon the number and value of shares expected to vest and compensation expense is recognized over the applicable vesting period. All compensation cost for the PRSUs will be recognized if the requisite service period is fulfilled, even if the market condition is never satisfied.  The following table summarizes the PSRU activity for the nine months ended September 30, 2014:

	PRSUs	Weighted-average grant date fair value
Balance at December 31, 2013	174,333	$18.44
Granted	217,600	29.71
Vested	(39,826)	18.74
Cancelled	(113,285)	21.88
Balance at September 30, 2014	238,822	$27.22

(c) Restricted Stock Unit” (“RSUs”)

During the nine months ended September 30, 2014, the Company also granted RSUs to employees. These RSUs generally vest ratably over three years at one year intervals from the grant date.  Upon vesting, a RSU is converted into one share of the common stock of the Company. The following table summarizes the RSU activity for the nine months ended September 30, 2014:

	RSUs	Weighted-average grant date fair value
Balance at December 31, 2013	318,888	$17.93
Granted	366,313	29.10
Vested	(99,468)	18.26
Cancelled	(95,905)	24.94
Balance at September 30, 2014	489,828	$24.79

(d) Restricted Stock Awards (“RSAs”)

RSAs are considered issued and outstanding at the time of grant, but are still subject to vesting and forfeiture.  The compensation cost of restricted stock awards is determined by their intrinsic value on the grant date. The following table summarizes the restricted common stock activity for the nine months ended September 30, 2014:

	Restricted Stock	Weighted-average grant date fair value
Balance at December 31, 2013	21,460	$18.50
Granted	20,000	18.98
Vested	(14,331)	16.88
Cancelled	(549)	24.62
Balance at September 30, 2014	26,580	$19.89

(e) Valuation and Expense Information

The following aggregate stock-based compensation was included in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$81	$39	$181	$107
Research and development	150	675	1,558	2,077
Selling, general and administrative	3,168	2,656	10,894	9,162
Total	$3,399	$3,370	$12,633	$11,346

Stock-based compensation costs capitalized as part of inventory amounted to $7,708 at September 30, 2014 and $6,613 at December 31, 2013. As of September 30, 2014, the weighted-average period that unrecognized stock-based compensation cost related to all share-based payments will be recognized over was 2.0 years.

9.   LITIGATION

Upsher-Smith NDA Litigation

On or about December 28, 2012, the Company and FCB I Holdings Inc. (“FCB”) became aware of a notice from Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) that advised the Company and FCB of Upsher-Smith’s filing of the Upsher-Smith NDA. This Paragraph IV certification notice refers to the 10 U.S. patents, covering Testim, that are listed in the Orange Book. These 10 patents are owned by FCB and are exclusively licensed to the Company and will expire between 2023 and 2025. On January 28, 2013, the Company and FCB filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith for infringement of FCB’s 10 patents listed in the Orange Book as covering Testim testosterone gel (“Delaware Upsher-Smith 505(b)(2) NDA Litigation”). On December 4, 2013, the Court granted Upsher-Smith’s motion for summary judgment, and the Court entered a final judgment of non-infringement in favor of Upsher-Smith on December 30, 2013. On January 24, 2014, the Company filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the “Appeals Court”) appealing the final judgment of non-infringement entered by the United States District Court for the District of Delaware. On September 18, 2014, the Appeals Court granted the Company’s unopposed motion to dismiss the appeal. This litigation is now concluded.  Subsequent to the conclusion of this litigation, Upsher-Smith filed a motion with the District Court seeking reimbursement of its legal fees by the Company.

The Upsher-Smith NDA was granted final approval by the FDA on June 4, 2014 with a brand name Vogelxo. On June 2, 2014, the FDA finally approved Vogelxo, and, on or about July 2, 2014, Upsher-Smith launched Vogelxo and an authorized generic version of Vogelxo, known as testosterone gel.

ANDA Litigation with Actavis

On May 24, 2012, the Company and FCB filed a lawsuit against Actavis, Inc. (“Actavis”) (then known as Watson Pharmaceuticals, Inc.) for infringement of FCB’s 10 patents listed in the Orange Book as covering Testim testosterone gel (the “Actavis Litigation”). The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012 in response to a notice letter, dated April 12, 2012, sent by Actavis Laboratories, Inc. (NV) regarding its filing with the FDA of an ANDA for a generic 1% testosterone gel product. This letter also stated that the ANDA contained Paragraph IV certifications with respect to the nine patents listed in the Orange Book on that date as covering Testim. The Company’s lawsuit filed against Actavis involves those nine patents, as well as a 10th patent covering Testim that was issued on May 15, 2012 and is listed in the Orange Book. The trial commenced in September 2014 and the parties are currently preparing and filing post-trial briefing and are preparing for closing arguments, which are currently scheduled for November 18, 2014.

TRT Products Civil Litigation

As of October 27, 2014, the Company was involved in 66 individual civil actions related to its TRT products, Testim and TESTOPEL, wherein the plaintiffs allege, among other things, bodily injury and, in some cases, wrongful death, based on theories of strict liability, fraud and inadequacy of the product warning labels. The first complaint was served on the Company on February 27, 2014, shortly after the FDA announced that it had commenced a safety investigation into TRT products. These lawsuits have been filed in certain federal and state courts. In several of the complaints filed against the Company, the Company is named as a co-defendant with certain of its competitors who also sell TRT products such as AbbVie Inc., Eli Lilly and Company, Endo, Actavis, Inc. and Pfizer, Inc., and in one lawsuit, McKesson Corporation (“McKesson”), a distributor of pharmaceutical products, including TRT, has been named as a co-defendant.

DPT Laboratories, Inc. (“DPT”), a contract manufacturer of Testim, has also been named as a co-defendant in one current lawsuit.  Pursuant to the terms of the Company’s manufacturing agreement with DPT, the Company has acknowledged a duty to indemnify and defend DPT in this matter.  In several of the complaints filed against the Company, the Company is named as a co-defendant with its previous co-promotion partner, GlaxoSmithKline LLC (“GSK”).  Pursuant to the terms of the co-promotion agreement, the Company has acknowledged a duty to indemnify and defend GSK in these matters.

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

None of the complaints allege specific damage amounts.  The Company is investigating the underlying causes of actions upon which the complaints are based.  The Company filed a Motion to Dismiss in the first-filed case, in the U.S. District Court for the Central District of California.  Subsequently, the plaintiff in that case voluntarily withdrew his lawsuit.  The Company filed a similar motion in other matters.

ErecAid Civil Litigation

On August 7, 2014, a lawsuit was filed against the Company alleging that the Osbon ErecAid Manual Vacuum Therapy System has caused injury to the plaintiffs based on theories of strict liability, design defect, failure to warn and loss of consortium. The Company was served on October 20, 2014.  The Company is investigating the underlying cause of action upon which the complaint is based and intends to vigorously defend against this civil action.

Slate and Actient Indemnification Matters

Prior to the Company’s acquisition of our wholly-owned subsidiary Actient in April of 2013, Actient entered into a merger agreement (the “Slate Merger Agreement”), dated December 19, 2011, by and among Slate Pharmaceuticals, Inc. (“Slate”), Slate Pharmaceuticals Acquisition Corp., a wholly-owned subsidiary of Actient, and Douglas E. Eckert, solely in his capacity as the representative of the former Slate stockholders and warrant holders (the “Slate Representative”). The Slate Merger Agreement provided for, among other things, indemnification of Actient in the event that Slate breached certain of its representations and warranties in the Slate Merger Agreement. The Slate Merger Agreement also provided for, among other things, certain earn-out payments to be made to the former Slate stockholders on a quarterly basis based upon the revenue generated by sales of TESTOPEL (the “Slate Earn-Out Payments”). Pursuant to the terms of the Slate Merger Agreement, the Slate Earn-Out Payments are subject to offset in order to satisfy amounts that may be due Actient under the relevant indemnification provisions of the Slate Merger Agreement. The Slate Earn-Out Payment due for the quarter ended March 31, 2014 was approximately $3.8 million (the “2014 Q1 Slate Earn-Out”), the Slate Earn-Out Payment due for the quarter ended June 30, 2014 was approximately $0.5 million (the “2014 Q2 Slate Earn-Out”) and the Slate Earn-Out Payment due for the quarter ended September 30, 2014 was approximately $2.4 million (the “2014 Q3 Slate Earn-Out”, and, collectively with the 2014 Q1 Slate Earn-Out and the 2014 Q2 Slate Earn-Out, the “2014 Slate Earn-Outs”).

On or about April 16, 2014, a complaint was filed against the Company alleging, among other things, that the development, design, testing, labeling, packaging, promoting, advertising, marketing, distribution and selling of certain prescription medications, including TESTOPEL, directly and proximately resulted in damages suffered by the plaintiffs (the “Amerson Action”). The Company believes that certain costs, including amounts in respect of defense, settlement, or court awarded damages, related to the matters alleged in the Amerson Action, as well as any complaints filed against the Company, or any of its affiliates or business partners that may have recourse against the Company for costs related to such complaints, properly would entitle the Company, as the ultimate parent of Actient, to indemnification pursuant to relevant provisions of the Slate Merger Agreement. Consequently, Actient withheld the 2014 Q1 Slate Earn-Out from the former Slate stockholders and paid such amounts into a third party escrow account to be held until the matters set forth in the Amerson Action, and any complaints making similar allegations that may be filed against the Company, any of its affiliates or business partners that may have recourse against the Company for costs related to such complaints, are resolved. Since the time of the Amerson Action, the Company has been named in six additional complaints related to TESTOPEL alleging causes of actions similar to those set forth in the Amerson Action.

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

Pursuant to that certain Agreement and Plan of Merger (the “Actient Merger Agreement”), dated as of April 26, 2013, by and among Actient Holdings LLC (“Actient”), the Company, Opal Acquisition, LLC, GTCR Fund IX/B, L.P., and GTCR Fund IX/A, L.P., solely in its capacity as representative (the “Actient Representative”), the former stockholders of Actient agreed to indemnify the Company for the breach of any representations and warranties in the Actient Merger Agreement.  The indemnification obligations were secured by, among other things, $25 million (the “Actient Escrow Funds”) held in escrow and due to be potentially released on September 30, 2014 as well as by potential future milestone payments.

On May 20, 2014, as supplemented by a letter dated August 29, 2014, the Company made an indemnification claim against the Actient Representative in connection with the TESTOPEL product liability litigation described above.  On September 29, 2014, the Company sent a Demand Certification to the escrow agent requesting that the Actient Escrow Funds be released to the Company.  On October 7, 2014, the Actient

Representative notified the escrow agent that it objected to the release of the Actient Escrow Funds and that such escrow funds should remain in escrow until the dispute is resolved.  The Company anticipates that the Actient Representative will file a Complaint against the Company related to this matter.

QLT Merger-Related Litigation

On June 25, 2014, the Company entered into an Agreement and Plan of Merger (the “QLT Merger Agreement”) among the Company, QLT Inc., a British Columbia corporation (“QLT”), QLT Holding Corp., a Delaware corporation and a wholly owned subsidiary of QLT (“QLT HoldCo”), and QLT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“QLT AcquireCo”). The QLT Merger Agreement provided for a business combination whereby QLT AcquireCo would be merged with and into the Company.

On July 21, 2014, James Novak, an alleged shareholder of the Company, filed suit in the Court of Common Pleas, Chester County, Pennsylvania, against the Company’s Board of Directors, seeking to enjoin the proposed merger between the Company and QLT on the grounds that the Board of Directors of the Company breached their fiduciary duties by approving a proposed transaction with QLT that purportedly does not reflect the true value of the Company. The complaint also names as defendants the Company, QLT, QLT Holdco and QLT AcquireCo for allegedly aiding and abetting the Company’s Board of Directors’ purported breach of fiduciary duty. On July 25, 2014, Raymon Hall, an alleged shareholder of the Company, filed suit in the Court of Common Pleas, seeking to enjoin the proposed merger with QLT on the grounds that the Board of Directors of the Company breached their fiduciary duties by approving a proposed transaction that purportedly does not reflect the true value of the Company. Plaintiff has also brought suit against QLT, QLT Holdco and QLT AcquireCo for allegedly aiding and abetting the Company directors’ purported breach of fiduciary duty. On July 28, 2014, James Wernicke, an alleged shareholder of the Company, filed suit in the Court of Common Pleas against the Company Board of Directors, seeking to enjoin the proposed merger between the Company and QLT on the grounds that the Company’s Board of Directors breached their fiduciary duties by approving a proposed transaction with QLT that purportedly does not reflect the true value of the Company. The complaint also names as defendants the Company and QLT for allegedly aiding and abetting the Company’s Board of Directors’ purported breach of fiduciary duty. On August 21, 2014, Plaintiff Hall filed an amended complaint. On August 25, 2014, Plaintiff Novak filed an amended complaint. In addition to the claims described above, both amended complaints include certain purported disclosure claims related to the disclosures made in the preliminary proxy statement/prospectus included in the registration statement on Form S-4 filed with the SEC on August 4, 2014.

Concurrently with the execution of the Endo Merger Agreement on October 8, 2014, the Company delivered to QLT written notice terminating the QLT Merger Agreement. In conjunction with the termination of the QLT Merger Agreement, Endo paid to QLT, on behalf of the Company, the termination fee of $28.4 million required pursuant to the terms of the QLT Merger Agreement, which amount is subject to reimbursement by the Company to Endo if the Endo Merger Agreement is terminated under certain conditions. Accordingly, the QLT Merger Agreement was terminated effective October 8, 2014.

With the termination of the QLT Merger Agreement, the status of these litigations is currently unclear, but the Company believes they are without merit and, if necessary, the Company intends to vigorously defend against these lawsuits.

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

10.  PENDING TRANSACTION

Merger Agreement with Endo

On October 8, 2014, the Company entered into an Agreement and Plan of Merger (the “Endo Merger Agreement”) with Endo International plc, a public limited company incorporated under the laws of Ireland (“Endo”), Endo U.S. Inc., a corporation incorporated under the laws of the State of Delaware (“Endo HoldCo”), and Avalon Merger Sub Inc., a corporation incorporated under the laws of the State of Delaware (“Endo AcquireCo”), providing for the merger of Endo AcquireCo with and into the Company, with the Company as the surviving corporation and a wholly-owned indirect subsidiary of Endo (the “Endo Merger”).

The Endo Merger Agreement provides that, upon completion of the Endo Merger, each share of the Company’s common stock issued and outstanding immediately prior to the Endo Merger (other than shares held by stockholders who exercise their appraisal rights under Delaware law and shares held by the Company as treasury stock, held by a wholly-owned subsidiary of the Company or held by Endo, Endo HoldCo, or Endo AcquireCo, which will be canceled without consideration, and shares of the Company’s common stock subject to vesting or other lapse restrictions pursuant to the Company’s equity compensation plan) will be converted into the right to receive, at the election of the holder thereof (subject to proration as described below): (1) a combination of $16.625 in cash plus 0.2440 Endo ordinary shares (the “Standard Consideration”); (2) $33.25 in cash (the “Cash Election Consideration”); or (3) 0.4880 Endo ordinary shares (the “Stock Election Consideration”). Shares of the Company’s common stock with respect to which no election is made will receive the Standard Consideration. Stockholders who make the Cash Election or the Stock Election will be subject to proration to ensure in respect of all shares of the Company’s common stock (including shares subject to a Standard Election) does not exceed $845 million (which amount is subject to adjustment on the terms set forth in the Endo Merger Agreement) and the total number of Endo shares issued to Company stockholders as a whole (including those stockholders that make the Standard Election) do not exceed 18,610,000 Endo shares.

The respective Boards of Directors of the Company and Endo have unanimously approved the Endo Merger Agreement, and the Board has agreed to recommend that the stockholders of the Company adopt and approve the Endo Merger Agreement, subject to certain exceptions set forth in the Endo Merger Agreement.

The completion of the Endo Merger is subject to the approval of stockholders of the Company. In addition, the Endo Merger is subject to other customary closing conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the declaration by the SEC of the effectiveness of the Registration Statement on Form S-4 to be filed by Endo with the SEC, and (iii) the approval of the listing on NASDAQ of the Endo shares to be issued in connection with the Endo Merger.

The Endo Merger Agreement contains certain termination rights for both the Company and Endo, including in the event that the Merger is not consummated by April 10, 2015, subject to extension by the parties to July 8, 2015 in the event that regulatory approvals have not been received. The Endo Merger Agreement further provides that, upon termination of the Endo Merger Agreement under specified circumstances, including termination of the Merger Agreement by Endo as a result of an adverse change in the recommendation of the Board, the Company may be required to pay Endo a termination fee of $70,000 and reimburse Endo for the $28,400 termination fee paid to QLT in connection with the termination of the QLT Merger Agreement (described below). Endo is required to pay the Company a termination fee of $150,000 if Endo terminates the Endo Merger Agreement due to a change in U.S. federal tax law (whether or not such change in law is yet effective) after the date of the Endo Merger Agreement that, as a result of consummating the transactions contemplated by the Endo Merger Agreement once effective, would have a material adverse effect on Endo or the Company terminates the Endo Merger Agreement because

Endo fails to confirm within a specified period that Endo has no right to terminate the Endo Merger Agreement following a change in tax law.

Termination of Merger Agreement with QLT

On June 25, 2014, the Company entered into the QLT Merger Agreement among the Company, QLT, QLT HoldCo, and QLT AcquireCo. The QLT Merger Agreement provided for a business combination whereby QLT AcquireCo would be merged with and into the Company. Concurrently with the execution of the Endo Merger Agreement, the Company delivered to QLT written notice terminating the QLT Merger Agreement. In conjunction with the termination of the QLT Merger Agreement, Endo paid to QLT, on behalf of the Company, the termination fee of $28.4 million required pursuant to the terms of the QLT Merger Agreement, which amount is subject to reimbursement by the Company to Endo if the Endo Merger Agreement is terminated under certain conditions. Accordingly, the QLT Merger Agreement was terminated effective October 8, 2014.

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

In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seem,” “seek,” “future,” “continue,” or “appear” or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or prospects to be materially different from any future results, performance, achievements or prospects expressed in or implied by such forward-looking statements.  Such risks and uncertainties include, among other things:

•                  the planned Endo Merger, and whether and when the Endo Merger will successfully close;

•                  our anticipated business operations, financial condition, strategy and future prospects;

•                  our ability to forecast our performance accurately;

•                  the possibility that the anticipated benefits and reduction in costs from the September 2014 corporate restructuring cannot be fully realized or may take longer to realize than expected;

•                  the effect of cost reductions on revenue growth may be more impactful than anticipated;

•                  the effect of the significant decline in sales of Testim, the decline of the TRT market in general and the future TRT market dynamics;

•                  the commercial success of our products in the U.S. and, through our collaborators, internationally, including demand for our products;

•                  our ability to continue successfully launching STENDRA and XIAFLEX for the treatment of PD as well as for the treatment of multiple DC cords;

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

•                  our ability to successfully defend our intellectual property, including the various litigations regarding our TRT products in which we are currently involved;

•                  our ability to successfully defend ourselves in the various litigations regarding, among other things, alleged negative effects of our TRT products;

•                  growth in sales of our products;

•                  growth of demand for ED drug therapy  in wholesale and retail markets;

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

•                  results and possible delays of clinical trials;

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

•                  the success of our R&D efforts to study CCH and whether those efforts will diversify our portfolio and deliver long term shareholder value and new treatment options to the patients; and

•                  one-time events.

These risks and uncertainties are not exhaustive.  For a more detailed discussion of risks and uncertainties, see “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2014, and “Item 1A — Risk Factors” of Part II of this Report.  Other sections of this Report and our other SEC filings, verbal or written statements and presentations may include additional factors which could materially and adversely impact our future results, performance, achievements and prospects.  Moreover, we operate in a very competitive and rapidly changing environment.  Given these risks and uncertainties, we cannot guarantee that the future results, performance, achievements and prospects reflected in forward-looking statements will be achieved or occur. Therefore, you should not place undue reliance on forward-looking statements.  We undertake no obligation to update publicly any forward-looking statement other than as required under the federal securities laws.  We qualify all forward-looking statements by these cautionary statements.

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

Overview

We are a fully integrated specialty biopharmaceutical company with a focus on developing and commercializing innovative products for specialist audiences. With a broad range of first- and second-line products across multiple indications, we are an emerging leader in the men’s healthcare area and have strategically expanded our product portfolio and pipeline in orthopedics, dermatology and other therapeutic areas. We now have a broad portfolio of 12 approved products. Among other products in the U.S., we market edex® (alprostadil for injection), an injectable treatment for erectile dysfunction, Osbon® ErecAid®, the leading device for aiding erectile dysfunction, STENDRA® (avanafil), an oral erectile dysfunction therapy, TESTOPEL® (testosterone pellets) a long-acting implantable testosterone replacement therapy, XIAFLEX® (collagenase clostridium histolyticum or CCH) for the treatment of Peyronie’s disease and XIAFLEX for the treatment of Dupuytren’s contracture, Testim® (testosterone gel) for the topical treatment of hypogonadism and an Authorized Generic version of Testim (testosterone gel) with our partner Prasco, LLC. We also have programs in Phase 2 clinical development for the treatment of Frozen Shoulder syndrome and cellulite. Our mission is to improve the lives of patients throughout the world by successfully identifying, developing and commercializing innovative specialty biopharmaceutical products.  Our vision is to be the most consistently successful and most admired specialty biopharmaceutical company.

On October 8, 2014, we entered into the Endo Merger Agreement with Endo, Endo HoldCo and Endo AcquireCo, providing for the merger of Endo AcquireCo with and into the Company, with the Company as the surviving corporation and a wholly-owned indirect subsidiary of Endo (the “Endo Merger”).  The completion of the Endo Merger is subject to the approval of stockholders of the Company as well as other customary closing conditions.

For the quarter ended September 30, 2014, we reported net revenues of $109.6 million, compared to net revenues of $108.1 million in the third quarter of 2013, an increase of 1%.  For the third quarter of 2014, XIAFLEX U.S. net revenues increased by 118% over the comparable 2013 period to $34.6 million, which amount includes sales related to XIAFLEX for PD.  XIAFLEX for PD was launched in the U.S. in January 2014.  For the third quarter of 2014, U.S. Testim net revenues, which include revenues from the sale of Testim and the authorized generic version of Testim launched in the U.S. in June 2014, decreased by 48% from the third quarter of 2013 to $26.2 million. U.S. revenues from our acquired subsidiary, Actient, resulted in U.S. net revenues of $34.8 million for the third quarter of 2014 and included TESTOPEL net revenues of $20.2 million, Edex net revenues of $7.0 million and other U.S. net revenues of $7.6 million.  For the third quarter of 2014, STENDRA, which was launched in the U.S. in January 2014, net revenues were $9.3 million. We reported a net loss of $32.7 million, or $0.65 per share (basic and diluted), compared to net loss of $28.6 million, or $0.58 per share (basic and diluted) for the third quarter of 2013.  As of September 30, 2014, we had $77.9 million in cash, cash equivalents and short-term investments, compared to $71.2 million at December 31, 2013, and outstanding debt of $302.4 million ($350.0 million at par value) in the form of the 2018 Convertible Notes and $295.3 million ($305.1 million par value) in a senior secured term loan (the “Term Loan”).

We had approximately 484 employees as of September 30, 2014, including approximately 239 employees in our commercial organization, 129 employees in manufacturing and quality, 54 employees in research and development and 62 employees in administrative support.

Pipeline and Research and Development Process

In the R&D area, we are engaged in innovative research investigating potential treatments. We are conducting research in the area of Frozen Shoulder syndrome and cellulite with CCH, the active ingredient in XIAFLEX.

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

Regulatory Review

If a product successfully completes a Phase 3 clinical trial and is submitted to governmental regulators, such as the FDA in the U.S. or the EMA in the EU, the time to final marketing approval can vary from nine months (for a U.S. filing that is designated for priority review by the FDA) to several years, depending on a number of variables, such as the disease state, the strength and complexity of the data presented, the novelty of the target or compound, risk-management approval and the time required for the agency(ies) to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval, or that decisions on marketing approvals or indications will be consistent across geographic areas.

Certain Significant Developments During the Period Covered by this Report

Significant business developments that occurred during the third quarter of 2014 or that impacted this period include:

•                  On September 16, 2014, the Board authorized and directed the issuance, and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock, par value $0.01 per share, of the Company to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $100.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment as provided in the Rights Agreement.  The dividend is payable to stockholders of record at the close of business on September 29, 2014.  The description and terms of the Rights are set forth in the Rights Agreement, dated as of September 17, 2014, as amended on October 8, 2014 and as the same may be amended from time to time, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent.

The Rights Agreement is intended to (i) reduce the risk of coercive two tiered, front end loaded or partial offers that may not offer fair value to all stockholders, (ii) mitigate against market accumulators who through open market and/or private purchases may achieve a position of substantial influence or control without paying to selling or remaining stockholders a fair control premium, and (iii) preserve the Board’s bargaining power and flexibility to deal with third party acquirors and to otherwise seek to maximize values for all stockholders.  The overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board.  The Rights Agreement is not intended to interfere with any merger, tender or exchange offer or other business combination approved by the Board, including, without limitation, the transactions contemplated by the Endo Merger Agreement.  Nor does the Rights Agreement prevent the Board from considering any offer that it considers to be in the best interest of the Company’s stockholders.

•                              On September 17, 2014, we issued a press release confirming receipt by the Company of an unsolicited, non-binding proposal from Endo to acquire all of the outstanding shares of our common stock at a price of $28.10 per share in cash and Endo stock, subject to due diligence, financing and other conditions, and the adoption of the Rights Agreement and the declaration of the dividend of the Rights.  On September 22, 2014, we issued a press release announcing that the Board had unanimously determined that the unsolicited, non-binding and conditional proposal from Endo was not a superior proposal under the terms of the Company’s then existing merger agreement with QLT.  In this press release, the Board unanimously reaffirmed its recommendation that the Company’s stockholders vote in favor of the adoption of the QLT merger agreement.

•                              On October 8, 2014, we entered into the Endo Merger Agreement with Endo, Endo HoldCo and Endo AcquireCo, providing for the merger of Endo AcquireCo with and into the Company, with the Company as the surviving corporation and a wholly-owned indirect subsidiary of Endo.

The Endo Merger Agreement provides that, upon completion of the Endo Merger, each share of the Company’s common stock issued and outstanding immediately prior to the Endo Merger (other than shares held by stockholders who exercise their appraisal rights under Delaware law and shares held by the Company as treasury stock, held by a wholly-owned subsidiary of the Company or held by Endo, Endo HoldCo, or Endo AcquireCo, which will be canceled without consideration, and shares of the Company’s common stock subject to vesting or other lapse restrictions pursuant to the Company’s equity compensation plan) will be converted into the right to receive, at the election of the holder thereof (subject to proration as described below): (1) a combination of $16.625 in cash plus 0.2440 Endo ordinary shares; (2) $33.25 in cash; or (3) 0.4880 Endo ordinary shares. Shares of the Company’s common stock with respect to which no election is made will receive the Standard Consideration. Stockholders who make the Cash Election or the Stock Election will be subject to proration to ensure that the total amount of cash paid in respect of all shares of the Company’s common stock (including shares subject to a Standard Election) does not exceed $845 million (which amount is subject to adjustment on the terms set forth in the Endo Merger Agreement) and the total number of Endo shares issued to Company stockholders as a whole (including those stockholders that make the Standard Election) do not exceed 18,610,000 Endo shares.

The respective Boards of Directors of the Company and Endo have unanimously approved the Endo Merger Agreement, and the Board has agreed to recommend that the stockholders of the Company adopt and approve the Endo Merger Agreement, subject to certain exceptions set forth in the Endo Merger Agreement.

The completion of the Endo Merger is subject to the approval of stockholders of the Company. In addition, the Endo Merger is subject to other customary closing conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the declaration by the SEC of the effectiveness of the Registration Statement on Form S-4 to be filed by Endo with the SEC, and (iii) the approval of the listing on NASDAQ of the Endo shares to be issued in connection with the Endo Merger.

On October 8, 2014, we entered into Amendment No. 1 to the Rights Agreement.  The Rights Agreement Amendment provides that the Endo Merger Agreement and related transactions, including the consummation of the Endo Merger and any related transactions, will not cause the Rights to become exercisable or cause any of the other protective features afforded to the Company under the Rights Agreement to come into effect. Under the Rights Agreement Amendment, no party to the Endo Merger Agreement or the related transactions shall be deemed to be the beneficial owner, as defined in the Rights Agreement, of any common shares held by any other party, solely by virtue of the approval, execution, delivery, and/or the existence of the Endo Merger Agreement or the related transactions or the performance of such party’s rights and obligations under the Endo Merger Agreement or the related transactions. The Rights Agreement Amendment further provides that all Rights established under the Rights Agreement shall automatically expire immediately prior to the closing of the Endo Merger.

As previously announced, on June 25, 2014, we entered into the QLT Merger Agreement among the Company, QLT, QLT HoldCo and QLT AcquireCo. The QLT Merger Agreement provided for a business combination whereby QLT AcquireCo would be merged with and into the Company. Concurrently with the execution of the Endo Merger Agreement, we delivered to QLT written notice terminating the QLT Merger Agreement. In conjunction with the termination of the QLT Merger Agreement, Endo paid to QLT, on behalf of the Company, the termination fee of $28.4 million required pursuant to the terms of the QLT Merger Agreement, which amount is subject to reimbursement by us to Endo if the Endo Merger Agreement is terminated under certain conditions. Accordingly, the QLT Merger Agreement was terminated effective October 8, 2014.

•                  On July 31, 2014, we announced that Asahi Kasei successfully submitted a regulatory application to the Japanese Pharmaceutical and Medical Device Agency (“JPMDA”) for XIAFLEX for DC.  The review by the JPMDA is expected to be completed by mid-2015.  Pursuant to our development, commercialization and supply agreement with Asahi Kasei, we received a $10 million regulatory milestone payment from Asahi Kasei.

•                  On August 5, 2014, we announced that our Board approved the appointment of Andrew Saik to serve as the next Chief Financial Officer of the Company, whose appointment became effective as of August 18, 2014.

•                  As previously disclosed on Form 8-K dated June 2, 2014, effective as of August 15, 2014, the employment of Mr. James E. Fickenscher, the former Chief Financial Officer of the Company, terminated. On August 20, 2014, the Company entered into a separation of employment agreement and general release with Mr. Fickenscher in connection with his departure from the Company.

•                  On August 21, 2014, we issued a press release announcing positive results from a randomized, double-blind Phase 2a study of CCH for the treatment of edematous fibrosclerotic panniculopathy (EFP), commonly known as cellulite.

•                  On August 28, 2014, we announced that data from trials evaluating the use of CCH for treating two DC cords concurrently in adult patients with a palpable cord will be presented at the 69th Annual Meeting of the American Society for Surgery of the Hand (ASSH) being held in Boston on September 18-20, 2014.

•                  On September 9, 2014, we announced steps the Company is taking to reduce our costs and more fully support our goal to drive earnings growth and build shareholder value.  These steps were launched after a comprehensive assessment of our broadened product portfolio and current cost structure and what management believes to be our growth assets, commercial strengths, opportunities and challenges and our manufacturing needs and capabilities. The Company has identified annual cost savings totaling greater than $75 million, which includes significantly reducing headcount, realigning the commercial organization from three into two sales forces, focusing our research and development efforts and expenditures and improving manufacturing efficiency. In the event the Endo Merger is not consummated, we anticipate substantial completion of the restructuring by the end of 2014, with the full $75 million run-rate expected to be achieved by mid-year 2015.

The majority of the Company’s initially planned approximately 30% headcount reduction occurred on September 11, 2014, with an additional 33 affected employees initially expected to exit the Company on or about December 31, 2014.  With the Endo Merger, these 33 employees will now remain with the Company until the expected closing of the Endo Merger, thereby reducing the headcount reduction to approximately 20%.

The Company expects that at least $75 million in operating expense reductions will include approximately $28 million in personnel-related cost reductions (before severance costs) and approximately $47 million in additional gross operating expense reductions.

The Company’s commercial organization will now include two sales forces instead of three:

•      The Agilis sales force, which markets XIAFLEX for Dupuytren’s contracture, remains intact with 44 territories and field sales representatives.

•      The Primera and Innovia sales forces are being merged into one sales force, which will continue to be called Innovia.  While the merger of these two sales forces reduces overall sales headcount by more than 100 employees, the restructuring increases the Innovia sales force by approximately 45% and expands its reach from 60 territories to 110 territories. This new merged Innovia sales force will focus on further strengthening the Company’s relationships with, and reach into, the urologist community and will market XIAFLEX for Peyronie’s disease, STENDRA, TESTOPEL, and edex. The Innovia sales force will also market STENDRA to a select number of high-prescribing Primary Care Physicians.

•                  On September 17, 2014, the FDA has conducted an Advisory Committee meeting at which the appropriate indicated population for TRT and the potential for adverse cardiovascular outcomes associated with TRT were discussed and, as a result of which, the Advisory Committee recommended narrowing the indicated population for TRT and proposed similarly narrowing labels for applicable TRT products.

•                  On September 18, 2014, the Company and VIVUS, Inc. issued a joint press release announcing that the U.S. Food and Drug Administration has approved a supplemental new drug application for STENDRA® (avanafil). STENDRA is now the only FDA-approved erectile dysfunction medication indicated to be taken as early as approximately 15 minutes before sexual activity.

•                  On September 18, 2014, we issued a press release announcing the first presentation of positive safety and efficacy data from the AUX-CC-867 MULTICORD (MULtiple Treatment Investigation of Collagenase Optimizing the Resolution of Dupuytren’s) Phase 3b study. These data were presented at the 69th Annual Meeting of the American Society for Surgery of the Hand (ASSH) held in Boston, September 18-20, 2014.

•                  On September 22, 2014, we entered into an Incremental Assumption Agreement (the “Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent (“Agent”) pursuant to and under the Credit Agreement providing for a $50,000,000 senior secured term loan (the “Second Incremental Term Loan”) to be used by the Company for general corporate purposes.  The Second Incremental Term Loan is in addition to the Existing Term Loans previously extended to us under the Credit Agreement.  The Second Incremental Term Loan is on terms and conditions consistent with those set forth in the Credit Agreement and the Agreement, including interest rates equal to the base rate or LIBOR rate, at the election of the Company, plus a margin of 4.0% for base rate loans and 5.0% for LIBOR rate loans.

•                  On October 20, 2014, we issued a press release announcing the FDA’s approval of an sBLA for XIAFLEX for the treatment of up to two DC joints in the same hand during a single treatment visit.  In Phase 3b clinical trials, two concurrent XIAFLEX injections were safely used in the treatment of one hand with multiple affected joints.

•                  The closing of the previously planned merger with QLT would have been a “change of control,” as defined in the Credit Agreement, and would have been prohibited by the terms of the Credit Agreement.  In addition, the de-listing of the Company’s common stock would have been prohibited by the terms of the Credit Agreement.

On August 14, 2014, we entered into the Third Amendment Agreement (the “Third Amendment Agreement”) with the Agent and lenders holding more than 50% of the loans under the Credit Agreement pursuant to and under the Credit Agreement providing for, upon the satisfaction of the conditions precedent set forth therein, certain amendments and modifications to the Credit Agreement to:

•                  permit the closing of the Merger and delisting of the Company’s common stock without such transactions being deemed an event of default under the Credit Agreement;

•                  join QLT and certain of its subsidiaries as parties to the Credit Agreement and the other loan documents contemplated thereunder;

•                  increase the LIBOR rate margin to 6.75% and the base rate margin to 5.75%, subject to downward adjustment contingent upon corporate ratings;

•                  add a first lien net leverage ratio financial maintenance covenant, tested on a quarterly basis.  The first lien net secured leverage ratio for each of the following quarters may not be greater than the numbers described herein:  for the fiscal quarter ending March 31, 2015, no greater than 3.75:1.00; for the fiscal quarters ending June 30, 2015 and September 30, 2015, no greater than 3.25:1.00 and for the fiscal quarter ending December 31, 2015 and each fiscal quarter thereafter, 3.00:1.00; and

•                  require the payment of a premium of 1% of any principal repaid on or prior to the second anniversary of the effectiveness of the Amendment Agreement.

Now that the planned merger with QLT has been terminated, this Third Amendment Agreement to the Credit Agreement will not become effective.

Results of Operations

Revision to previously issued financial statements

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

Three Months Ended September 30, 2014 and 2013

Net revenues.  Net revenues for the three months ended September 30, 2014 and 2013 comprise the following:

	Three months ended September 30,
	2014	2013	Change	% Change
	(in millions)
XIAFLEX revenues-
Net U.S. revenues	34.6	15.9	18.7	118%
International revenues	4.0	1.7	2.3	135%
	38.6	17.6	21.0	119%
Testim revenues-
Net U.S. revenues - brand	$15.3	$50.7	$(35.4)	-70%
Net U.S. revenues — authorized generic	10.9	—	10.9	n/a
International revenues	0.7	1.6	(0.9)	-56%
	26.9	52.3	(25.4)	-49%
Other net U.S. revenues-
TESTOPEL	20.2	20.6	(0.4)	-2%
STENDRA	9.3	—	9.3	n/a
Edex	7.0	8.0	(1.0)	-13%
Other	7.6	9.6	(2.0)	-21%
	44.1	38.2	5.9	15%
Total net revenues	$109.6	108.1	$1.5	1%

Revenue allowance as a percentage of gross U.S. revenues	26%	31%	-5%

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

XIAFLEX

Total revenues for XIAFLEX in the third quarter of 2014 were $38.6 million compared to $17.6 million in the third quarter of 2013, an increase of 119%. Net revenues for the three months ended September 30, 2014 include $34.6 million of net U.S. product sales of XIAFLEX compared to the $15.9 million recorded in the third quarter of 2013. This increase was due to growth in product shipments for XIAFLEX for DC as well as the launch of

XIAFLEX for PD in January 2014.  XIAFLEX international revenues for the three months ended September 30, 2014 amounted to $4.0 million compared to $1.7 million recorded in the third quarter of 2013.  The increase in XIAFLEX international revenues resulted primarily from Asahi Kasei, a collaboration partner, successfully submitting a regulatory application to the Japanese Pharmaceutical and Medical Device Agency for XIAFLEX for DC during the third quarter of 2014.  Pursuant to our development, commercialization and supply agreement with Asahi Kasei, we received a $10.0 million regulatory milestone payment, of which we recognized $1.8 million during the quarter ended September 30, 2014 in accordance with our revenue recognition policy.  In addition, increased sales of XIAFLEX by another collaboration partner, Sobi, resulted in higher royalties for the three months ended September 30, 2014 as compared to the same period in 2013.

Testim

Total revenues for Testim for the three months ended September 30, 2014 were $26.9 million compared to $52.3 million for the comparable period of 2013. Testim revenues for the three months ended September 30, 2014 include $10.9 million of revenues earned pursuant to the AG Agreement with Prasco.  Under the AG Agreement, Prasco purchases, distributes and sells an authorized generic version of Testim (the “Generic Testosterone Product”) in the United States of America and its territories.  Prasco commenced initial commercialization activities for the Generic Testosterone Product on June 9, 2014 and commenced shipping the Generic Testosterone Product on June 10, 2014.  Under the terms of the Agreement, we recognize revenue from shipments to Prasco at the invoice supply price when title and risk of loss transfers, which is generally at the time of shipment. We are also entitled to receive a significant percentage of the net distributable profits on sales of the Generic Testosterone Product by Prasco, which we recognize as net revenues when Prasco reports to us the net distributable profits from the ultimate sale of the Generic Testosterone Product. We have recorded all net distributable profits reported by Prasco for the three months ended September 30, 2014.

The decrease of $35.4 million in branded Testim net U.S. revenues for the three months ended September 30, 2014 compared to the same period in 2013 is principally due to the following factors:

•                  a shrinking TRT gel market and lower Testim market share, as evidenced by a decline of 34.3% in total Testim prescriptions for the three months ended September 30, 2014 as compared to the same period in 2013 according to National Prescription Audit data from IMS, a pharmaceutical market research firm;

•                  continued destocking of Testim inventory in the wholesale and retail distribution channels;

•                  a continued decrease in our highest-margin non-contracted prescriptions, resulting in a higher gross-to-net discount applying to Testim sales as a whole;

•                  the launch of the Generic Testosterone Product in June 2014, which we believe resulted in decreased demand for branded Testim during the three months ended September 30, 2014; and

•                  the entry of other generic competition into the TRT market.

Given the changing TRT market dynamics and the entry of generic alternatives to the branded gel TRT product market, including the Generic Testosterone Product as well as potential additional future entry of generic alternatives, we are planning for what we believe is the maturity of the TRT gel market and we expect to continue managing Testim as a mature product going forward.

Other net U.S. revenues

Other U.S. net revenues for the three months ended September 30, 2014 include sales of the products we acquired in the April 2013 acquisition of Actient as well as our in-licensing of STENDRA in October 2013.  The Actient revenues included sales of TESTOPEL, Edex and other U.S. products of $20.2 million, $7.0 million and $7.6 million, respectively, for three months ended September 30, 2014 compared to $20.6 million, $8.0 million, and $9.6 million for the same period in 2013. The decrease in net revenues from the products we acquired from Actient in April 2013 was primarily due to a reduction in sales volumes, offset partially by price increases. These decreases in Actient revenues were offset by $9.3 million of net product sales of STENDRA, a new first-line oral therapy for

ED licensed from VIVUS and launched during January 2014.  We believe the STENDRA revenues include a filling of the retail channels in excess of current demand as indicated by prescriptions fulfilled in the third quarter of 2014.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the third quarter of 2014 compared to the third quarter of 2013 decreased due principally to a shift in product sales from the higher discounted Testim brand to the lower discounted XIAFLEX products as well as the Generic Testosterone Product sold by Prasco under the AG Agreement. The revenues recorded under the AG Agreement are reported by Prasco to Auxilium on a net basis; therefore, there are no gross-to-net adjustments recorded on Auxilium’s financial statements.  These decreases were partially offset by a decrease in our highest-margin non-contracted prescriptions of Testim when compared to the third quarter of 2013, resulting in a higher gross-to-net discount applying to branded Testim sales as a whole. In addition, the percentage in the third quarter of 2014 was impacted by coupons offered on sales of STENDRA in conjunction with the product launch and higher product return charges for Testim and various Actient products. We believe that our revenue allowances as a percentage of gross U.S. revenues will continue to stabilize in subsequent periods as products with lower levels of discounts become a more significant portion of our overall revenues.

Cost of goods sold.    Cost of goods sold were $25.7 million and $33.6 million for the three months ended September 30, 2014 and 2013, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to our licensors (excluding contingent consideration royalties), and the amortization of the deferred costs associated with the collaboration agreements with Actelion, Asahi, Pfizer and Sobi. Cost of goods sold excludes the amortization of product rights associated with the Actient and STENDRA acquisitions.  The decrease in cost of goods sold quarter-over-quarter was primarily due to manufacturing initiatives undertaken during 2014 as well as $5.4 million of inventory cost recorded during the third quarter of 2013 related to the step-up of Actient product inventory acquired in 2013.  The step-up value was sold by the end of 2013; therefore, there was no step-up value recorded through cost of goods for the quarter ended September 30, 2014.  The gross margin rate on our net revenues was 77% for the three months ended September 30, 2014 compared to 69% for the same period in 2013. The increase in gross margin rate quarter-over-quarter was primarily due to a shift in product sales from products with a lower margin, including the Testim brand, to higher margin products, including XIAFLEX and STENDRA.

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

Research and development expenses were $11.2 million and $11.8 million for the three months ended September 30, 2014 and 2013, respectively. This decrease in expense resulted principally from lower spending on the XIAFLEX multi-cord phase 3 clinical trial for DC. This decrease was partially offset by increased spending on the XIAFLEX Phase 2 trials for cellulite and Frozen Shoulder syndrome, which commenced during the fourth quarter of 2013, as well as a charge of $1.6 million for employee severance and other benefit-related costs related to the restructuring announced in September 2014.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $72.5 million and $62.8 million for the three months ended September 30, 2014 and 2013, respectively. This increase was primarily due to a charge of $6.8 million for employee severance and other benefit-related costs related to the restructuring announced in September 2014 as well the transaction costs associated with the QLT acquisition, which was terminated in October 2014.

Amortization of purchased intangibles.    Amortization of purchased intangibles was $19.7 million and $15.1 million for the three months ended September 30, 2014 and 2013, respectively.  The increase in amortization is due to the acquisition of Stendra product rights in October 2013.

Intangible asset impairment.   During the third quarter of 2014, a significant customer of the Timm Medical device business communicated to us that it would not be renewing its contract.  As a result, the Company determined that the carrying value of the Timm Medical intangible asset exceeded its fair value and the Company recorded an asset impairment charge of $16.5 million for the three and nine months ended September 30, 2014.

Contingent consideration.    Contingent consideration was recorded on the balance sheet at the acquisition date fair value of the Actient and STENDRA acquisitions, based on the consideration expected to be transferred in the form of milestone and royalty obligations, discounted to present value of such payments. Contingent consideration in the Consolidated statement of operations represents the change in the fair value of this contingent consideration. Contingent consideration was a credit of $12.8 million during the three months ended September 30, 2014 compared to expense of $4.7 million for the three months ended September 30, 2013.  The change of $17.5 million period-over-period resulted primarily from the decrease in fair value of STENDRA royalties and net sales milestones as well as Actient royalties due to lower estimates of net revenues and the reversal of an Actient milestone due to the termination of an early-stage research and development project. This credit or expense may fluctuate significantly in future periods depending on changes in estimates, including probabilities associated with achieving forecasted product revenues on which royalties are payable, the periods in which we estimate sales levels and sales level milestones will be achieved and the discount rates used.

Interest expense.    Interest expense was $9.6 million and $8.9 million for the three months ended September 30, 2014 and 2013, respectively.  The increase period-over-period is principally due to interest expense on our Term Loan, from which we borrowed $225.0 million in April 2013, $50.0 million in September 2013 and $50.0 million in September 2014.

Other income, net.    Other income, net for the three months ended September 30, 2014 and 2013 relates primarily to interest earned on cash, cash equivalents and short-term investments.

Income tax expense.  The income tax benefit of $0.1 million for the three months ended September 30, 2014 represents an adjustment during the quarter for income taxes payable in certain state jurisdictions. There was no income tax benefit or expense for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 and 2013

Net revenues.  Net revenues for the nine months ended September 30, 2014 and 2013 comprise the following:

	Nine months ended September 30,
	2014	2013	Change	% Change
		(in millions)
XIAFLEX revenues-
Net U.S. revenues	77.5	42.8	34.7	81%
International revenues	10.4	14.3	(3.9)	-27%
	87.9	57.1	30.8	54%
Testim revenues-
Net U.S. product sales	$38.1	$149.2	$(111.1)	-74%
Net U.S. revenues — authorized generic	24.2	—	24.2	n/a
International revenues	2.5	3.0	(0.5)	-17%
	64.8	152.2	(87.4)	-57%
Other net U.S. revenues-
TESTOPEL	56.4	35.0	21.4	61%
STENDRA	27.0	—	27.0	n/a
Edex	20.0	13.0	7.0	54%
Other	25.1	17.5	7.6	43%
	128.5	65.5	63.0	96%
Total net revenues	$281.2	274.8	$6.4	2%

Revenue allowance as a percentage of gross U.S. revenues	32%	31%	1%

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

XIAFLEX

Total revenues for XIAFLEX in the nine months ended September 30, 2014 were $87.9 million compared to $57.1 million in comparable period of 2013, an increase of 54%. Net revenues for the nine months ended September 30, 2014 include $77.5 million of net U.S. product sales of XIAFLEX compared to the $42.8 million recorded in the comparable period of 2013. This increase was due to growth in product shipments for XIAFLEX for DC as well the launch of XIAFLEX for PD in January 2014.  XIAFLEX international revenues for the nine months ended September 30, 2014 amounted to $10.4 million compared to $14.3 million recorded in the comparable period of 2013.  The decrease in XIAFLEX international revenues resulted from the amortization of deferred revenue during the nine months ended September 30, 2013 related to the Pfizer Agreement.  There was no revenue recognized for the nine months ended September 30, 2014 related to the Pfizer Agreement, as this agreement was terminated during the second quarter of 2013.  This decrease was partially offset by increased sales of XIAFLEX by our collaboration partner, Sobi, which resulted in higher royalties for the nine months ended September 30, 2014 as compared to the same period in 2013.

Testim

Total revenues for Testim for the nine months ended September 30, 2014 were $64.8 million compared to $152.2 million for the comparable period of 2013. Testim revenues for the nine months ended September 30, 2014 include $24.2 million of Generic Testosterone Product revenues earned pursuant to the AG Agreement with Prasco.

The decrease of $111.1 million in branded Testim net U.S. revenues for the nine months ended September 30, 2014 compared to the same period in 2013 is principally due to the following factors:

•                  a shrinking TRT gel market and lower Testim market share, as evidenced by a decline of 30.7% in total Testim prescriptions for the nine months ended September 30, 2014 as compared to the same period in 2013 according to National Prescription Audit data from IMS, a pharmaceutical market research firm;

•                  continued destocking of Testim inventory in the wholesale and retail distribution channels;

•                  a decrease in our highest-margin non-contracted prescriptions, resulting in a higher gross-to-net discount applying to Testim sales as a whole;

•                  the launch of the Generic Testosterone Product in June 2014, which we believe resulted in decreased demand for branded Testim during the nine months ended September 30, 2014; and

•                  the entry of other generic competition into the TRT market.

Given the changing TRT market dynamics and the entry of generic alternatives to the branded gel TRT product market, including the Generic Testosterone Product, as well as potential additional future entry of generic alternatives, we are planning for what we believe is the maturity of the TRT gel market and we expect to continue managing Testim as a mature product going forward.

Other net U.S. revenues

Other U.S. net revenues for the nine months ended September 30, 2014 include sales of the products we acquired in the April 2013 acquisition of Actient as well as our in-licensing of STENDRA in October 2013.  The Actient revenues included sales of TESTOPEL, Edex and other U.S. products of $56.4 million, $20.0 million and $25.1 million, respectively for nine months ended September 30, 2014 compared to $35.0 million, $13.0 million and $17.5 million for the comparable period of 2013.  The increase in net revenues from the products we acquired from Actient in April 2013 was the result of a full nine months of sales as well as price increases.  In addition to the increase resulting from the Actient products, we launched STENDRA, a new first-line oral therapy for ED licensed from VIVUS during January 2014, and recognized total sales of $27.0 million for the nine months ended September

30, 2014. We believe these STENDRA revenues include a filling of the wholesale and retail channels in excess of demand as indicated by current prescriptions fulfilled during the nine months ended September 30, 2014.

Revenue allowances

Revenue allowances as a percentage of gross U.S. revenues for the nine months ended September 30, 2014 compared to the comparable period of 2013 increased due principally to a decrease in our highest-margin non-contracted prescriptions of Testim during the nine months ended September 30, 2014, resulting in a higher gross-to-net discount applying to Testim sales as a whole; and specifically for the first quarter of 2014, an accrual for a liability relating to the higher rebates and allowances on all Testim units estimated to be in the wholesale and retail channels at December 31, 2013.  In addition, the higher percentage in the nine months ended September 30, 2014 was impacted by coupons offered on sales of STENDRA in conjunction with the product launch and higher product return charges for Testim and various Actient products.  These increases were partially offset by a lower level of allowances on sales of Actient products which were acquired during the second quarter of 2013 as well as a shift in product sales from the higher discounted Testim brand to the lower discounted XIAFLEX products and the Generic Testosterone Product.

Cost of goods sold.    Cost of goods sold were $73.9 million and $75.9 million for the nine months ended September 30, 2014 and 2013, respectively. Cost of goods sold reflects the cost of product sold, royalty obligations due to our licensors (excluding contingent consideration royalties), and the amortization of the deferred costs associated with the collaboration agreements with Actelion, Asahi, Pfizer and Sobi. Cost of goods sold excludes the amortization of product rights associated with the Actient and STENDRA acquisitions. The decrease in cost of goods sold in the nine months ended September 30, 2014 over the same period in 2013 was principally due to manufacturing initiatives undertaken during 2014 as well as $9.9 million of inventory cost recorded during the third quarter of 2013 related to the step-up of Actient product inventory acquired in 2013.  The step-up value was sold by the end of 2013; therefore, there was no step-up value recorded through cost of goods for the nine months ended September 30, 2014.  These decreases were partially offset by a $6.2 million inventory charge recorded during the nine months ended September 30, 2014 related to excess Testim branded inventory.  The excess inventory charge resulted from our decision to launch the Generic Testosterone Product, which had the impact of decreasing the demand forecast for our branded Testim product. The gross margin rate on our net revenues was 74% for the nine months ended September 30, 2014 compared to 72% for the same period in 2013. The increase in gross margin rate period-over-period was primarily due to a shift in product sales from products with a lower margin, including the Testim brand, to higher margin products, including XIAFLEX and STENDRA.  This increase was partially offset by the excess inventory charge, higher product returns and the higher gross-to-net discount on branded Testim sales as discussed above.

Research and development expenses.    Research and development expenses were $33.5 million and $37.3 million for the nine months ended September 30, 2014 and 2013, respectively. This decrease in expense resulted principally from lower spending on the XIAFLEX multi-cord phase 3 clinical trial for DC and decreased spending on the Phase 3 trials for XIAFLEX for the treatment of Peyronie’s. These decreases were partially offset by increased spending on the XIAFLEX Phase 2 trials for cellulite and Frozen Shoulder syndrome, which commenced during the fourth quarter of 2013.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $219.7 million and $182.0 million for the nine months ended September 30, 2014 and 2013, respectively. This increase was primarily due to the added expenses of the acquired Actient operations, an increase in marketing and advertising spend related to the launch of XIAFLEX for the treatment of PD and STENDRA and costs incurred in conjunction with our restructuring announced in September 2014.

Amortization of purchased intangibles.    Amortization of purchased intangibles was $59.4 million and $26.0 million for the nine months ended September 30, 2014 and 2013, respectively.  The increase in amortization is due to a full nine months of amortization of the finite-lived intangible assets acquired in the Actient transaction in April 2013 as well the amortization of the STENDRA intangible asset acquired in October 2013.

Intangible asset impairment.    During the third quarter of 2014, a significant customer of the Timm Medical device business communicated to us that it would not be renewing its contract.  As a result, the Company determined that the carrying value of the Timm Medical intangible asset exceeded its fair value and the Company recorded an asset impairment charge of $16.5 million for the three and nine months ended September 30, 2014.

Contingent consideration.   Contingent consideration was a credit of $25.5 million during the nine months ended September 30, 2014 compared to expense of $6.9 million for the nine months ended September 30, 2013.  The change of $32.4 million period-over-period resulted primarily from the decrease in fair value of Actient product net sales milestones as well as Actient royalties due to lower estimates of TESTOPEL net revenues, offset partially by increases in STENDRA revenue forecasts.

Interest expense.    Interest expense was $28.6 million and $19.0 million for the nine months ended September 30, 2014 and 2013, respectively.  The increase period-over-period is principally due to interest expense on our Term Loan, which was entered into in April 2013.

Other income, net.    Other income, net for the nine months ended September 30, 2013 relates primarily to interest earned on cash, cash equivalents and short-term investments.

Income tax expense.  The income tax expense of $0.1 million for the nine months ended September 30, 2014 represents income taxes payable in certain state taxing jurisdictions. The tax benefit for 2013 represents the $77.9 million release of the valuation allowance for deferred tax assets, net of recognition of income taxes on current income in certain state jurisdictions and certain discrete items of tax.  As part of the required accounting for the Actient acquisition, we recorded deferred tax liabilities related to differences between the book basis and the tax basis of certain Actient amortizable assets.

Liquidity and Capital Resources

We had approximately $77.9 million and $71.2 million in cash, cash equivalents and short-term investments as of September 30, 2014 and December 31, 2013, respectively. We believe that our current financial resources, when combined with cash generated from or used in operations, will be adequate for the Company to fund our anticipated operations for at least the next 12 months. We may, however, elect to raise additional funds to enhance our sales and marketing efforts for additional products we may acquire, commercialize any product candidates that receive regulatory approval, acquire or in-license approved products, product candidates or companies or technologies for development and to maintain adequate cash reserves to minimize financial market fundraising risks. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our financial resources will depend on many factors, including:

•                  the planned Endo Merger, and whether and when the Endo Merger will successfully close;

•                  the possibility that the anticipated benefits and reduction in costs from the September 2014 corporate restructuring cannot be fully realized or may take longer to realize than expected;

•                  the effect of cost reductions on revenue growth may be more impactful than anticipated;

•                  our ability to successfully market our products;

•                  continued demand for our products;

•                  our ability to manage the maturity and decline of the TRT market and any decline in revenues related to our TRT products;

•                  our ability to continue successfully launching STENDRA and XIAFLEX for the treatment of PD as well as for the treatment of multiple DC cords;

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

Sources and Uses of Cash

Cash used in operations was $34.9 million for the nine months ended September 30, 2014 compared to $0.3 million for the nine months ended September 30, 2013. Cash used in operations for the nine months ended September 30, 2014 resulted primarily from an increase in selling and marketing costs as a result of the launch of XIAFLEX for PD and STENDRA, higher inventory levels required to meet our expected growth in product sales and higher interest payments on our outstanding debt due to additional borrowings. Cash used in operations in 2013 resulted primarily from the pre-tax operating loss for the period, net of stock compensation and non-cash charges.

Cash provided by investing activities was $12.3 million for the nine months ended September 30, 2014 compared to cash used in investing activities of $503.3 million for the nine months ended September 30, 2013. The cash impact of investing activities for 2014 relates primarily to net redemptions of $19.8 million and our investments in property and equipment, which are primarily due to the implementation of a new accounting system as well as investments in other software projects.  Cash used in investing activities for 2013 principally represents $588.3 million of cash paid in the acquisition of Actient and $7.8 million of investments in property and equipment, offset by redemptions (net of purchases) of short-term marketable debt securities.

Cash provided by financing activities was $48.8 million and $559.0 million for the nine months ended September 30, 2014 and 2013, respectively. Cash provided by financing activities for the nine months ended September 30, 2014 reflects net proceeds of $48.2 million from the issuance of the additional borrowings under the Company’s Term Loan, and $21.3 million of cash received from the exercise of stock options, partially offset by principal payments on our term loan of $10.0 million and contingent consideration payments of $10.9 million related to the Actient and STENDRA acquisitions,.  Cash provided by financing activities in 2013 principally represents the net proceeds of $338.9 million and $262.9 million from the issuance of the 2018 Senior Convertible Notes and the Term Loan, respectively, partially offset by net payments of $28.5 related to our hedge transactions for the convertible notes.

Commitments and Contractual Obligations

During the nine months ended September 30, 2014, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations, except for the debt issuance described in Note 7 to the consolidated financial statements included in this Form 10-Q.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Upsher-Smith NDA Litigation

On or about December 28, 2012, Auxilium and FCB I Holdings Inc. (“FCB”) became aware of a notice from Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) that advised Auxilium and FCB of Upsher-Smith’s filing of the Upsher-Smith NDA. This Paragraph IV certification notice refers to the 10 U.S. patents, covering Testim, that are listed in the Orange Book. These 10 patents are owned by FCB and are exclusively licensed to Auxilium and will expire between 2023 and 2025. On January 28, 2013, Auxilium and FCB filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith for infringement of FCB’s 10 patents listed in the Orange Book as covering Testim testosterone gel (“Delaware Upsher-Smith 505(b)(2) NDA Litigation”). On December 4, 2013, the Court granted Upsher-Smith’s motion for summary judgment, and the Court entered a final judgment of non-infringement in favor of Upsher-Smith on December 30, 2013. On January 24, 2014, Auxilium filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the

“Appeals Court”) appealing the final judgment of non-infringement entered by the United States District Court for the District of Delaware. On September 18, 2014, the Appeals Court granted Auxilium’s unopposed motion to dismiss the appeal. This litigation is now concluded.  Subsequent to the conclusion of this litigation, Upsher-Smith filed a motion with the District Court seeking reimbursement of its legal fees by Auxilium.

The Upsher-Smith NDA was granted final approval by the FDA on June 4, 2014 with a brand name Vogelxo. On June 2, 2014, the FDA finally approved Vogelxo, and, on or about July 2, 2014, Upsher-Smith launched Vogelxo and an authorized generic version of Vogelxo, known as testosterone gel.

ANDA Litigation with Actavis

On May 24, 2012, Auxilium and FCB filed a lawsuit against Actavis (then known as Watson Pharmaceuticals, Inc.) for infringement of FCB’s 10 patents listed in the Orange Book as covering Testim testosterone gel (the “Actavis Litigation”). The lawsuit was filed in the United States District Court for the District of New Jersey on May 23, 2012 in response to a notice letter, dated April 12, 2012, sent by Actavis Laboratories, Inc. (NV) regarding its filing with the FDA of an ANDA for a generic 1% testosterone gel product. This letter also stated that the ANDA contained Paragraph IV certifications with respect to the nine patents listed in the Orange Book on that date as covering Testim. Auxilium’s lawsuit filed against Actavis involves those nine patents, as well as a 10th patent covering Testim that was issued on May 15, 2012 and is listed in the Orange Book. The trial commenced in September 2014 and the parties are currently preparing and filing post-trial briefing and are preparing for closing arguments, which are currently scheduled for November 18, 2014.

TRT Products Civil Litigation

As of October 27, 2014, Auxilium was involved in 66 individual civil actions related to its TRT products, Testim and TESTOPEL, wherein the plaintiffs allege, among other things, bodily injury and, in some cases, wrongful death, based on theories of strict liability, fraud and inadequacy of the product warning labels. The first complaint was served on Auxilium on February 27, 2014, shortly after the FDA announced that it had commenced a safety investigation into TRT products. These lawsuits have been filed in certain federal and state courts. In several of the complaints filed against Auxilium, Auxilium is named as a co-defendant with certain of its competitors who also sell TRT products such as AbbVie Inc., Eli Lilly and Company, Endo, Actavis, Inc. and Pfizer, Inc., and in one lawsuit, McKesson Corporation (“McKesson”), a distributor of pharmaceutical products, including TRT, has been named as a co-defendant.

DPT Laboratories, Inc. (“DPT”), a contract manufacturer of Testim, has also been named as a co-defendant in one current lawsuit.  Pursuant to the terms of the Company’s manufacturing agreement with DPT, the Company has acknowledged a duty to indemnify and defend DPT in this matter.  In several of the complaints filed against the Company, the Company is named as a co-defendant with its previous co-promotion partner, GlaxoSmithKline LLC (“GSK”).  Pursuant to the terms of the co-promotion agreement, the Company has acknowledged a duty to indemnify and defend GSK in these matters.

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

None of the complaints allege specific damage amounts.  The Company is investigating the underlying causes of actions upon which the complaints are based.  The Company filed a Motion to Dismiss in the first-filed case, in the U.S. District Court for the Central District of California.  Subsequently, the plaintiff in that case voluntarily withdrew his lawsuit.  The Company filed a similar motion in other matters.

ErecAid Civil Litigation

On August 7, 2014, a lawsuit was filed against Auxilium alleging that the Osbon ErecAid Manual Vacuum Therapy System has caused injury to the plaintiffs based on theories of strict liability, design defect, failure to warn and loss of consortium.  Auxilium was served on October 20, 2014.  Auxilium is investigating the underlying cause of action upon which the complaint is based and intends to vigorously defend against this civil action.

Slate and Actient Indemnification Matters

Prior to Auxilium’s acquisition of our wholly-owned subsidiary Actient in April of 2013, Actient entered into a merger agreement (the “Slate Merger Agreement”), dated December 19, 2011, by and among Slate Pharmaceuticals, Inc. (“Slate”), Slate Pharmaceuticals Acquisition Corp., a wholly-owned subsidiary of Actient, and Douglas E. Eckert, solely in his capacity as the representative of the former Slate stockholders and warrant holders (the “Slate Representative”). The Slate Merger Agreement provided for, among other things, indemnification of Actient in the event that Slate breached certain of its representations and warranties in the Slate Merger Agreement. The Slate Merger Agreement also provided for, among other things, certain earn-out payments to be made to the former Slate stockholders on a quarterly basis based upon the revenue generated by sales of TESTOPEL (the “Slate Earn-Out Payments”). Pursuant to the terms of the Slate Merger Agreement, the Slate Earn-Out Payments are subject to offset in order to satisfy amounts that may be due Actient under the relevant indemnification provisions of the Slate Merger Agreement. The Slate Earn-Out Payment due for the quarter ended March 31, 2014 was approximately $3.8 million (the “2014 Q1 Slate Earn-Out”), the Slate Earn-Out Payment due for the quarter ended June 30, 2014 was approximately $0.5 million (the “2014 Q2 Slate Earn-Out”) and the Slate Earn-Out Payment due for the quarter ended September 30, 2014 was approximately $2.4 million (the “2014 Q3 Slate Earn-Out”, and, collectively with the 2014 Q1 Slate Earn-Out and the 2014 Q2 Slate Earn-Out, the “2014 Slate Earn-Outs”).

On or about April 16, 2014, a complaint was filed against Auxilium alleging, among other things, that the development, design, testing, labeling, packaging, promoting, advertising, marketing, distribution and selling of certain prescription medications, including TESTOPEL, directly and proximately resulted in damages suffered by the plaintiffs (the “Amerson Action”). Auxilium believes that certain costs, including amounts in respect of defense, settlement, or court awarded damages, related to the matters alleged in the Amerson Action, as well as any complaints filed against Auxilium, or any of its affiliates or business partners that may have recourse against Auxilium for costs related to such complaints, properly would entitle Auxilium, as the ultimate parent of Actient, to indemnification pursuant to relevant provisions of the Slate Merger Agreement. Consequently, Actient withheld the 2014 Q1 Slate Earn-Out from the former Slate stockholders and paid such amounts into a third party escrow account to be held until the matters set forth in the Amerson Action, and any complaints making similar allegations that may be filed against Auxilium, any of its affiliates or business partners that may have recourse against Auxilium for costs related to such complaints, are resolved. Since the time of the Amerson Action, Auxilium has been named in six additional complaints related to TESTOPEL alleging causes of actions similar to those set forth in the Amerson Action.

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

Pursuant to that certain Agreement and Plan of Merger (the “Actient Merger Agreement”), dated as of April 26, 2013, by and among Actient Holdings LLC (“Actient”), Auxilium, Opal Acquisition, LLC, GTCR Fund IX/B, L.P., and GTCR Fund IX/A, L.P., solely in its capacity as representative (the “Actient Representative”), the former stockholders of Actient agreed to indemnify Auxilium for the breach of any representations and warranties in the Actient Merger Agreement.  The indemnification obligations were secured by, among other things, $25 million (the “Actient Escrow Funds”) held in escrow and due to be potentially released on September 30, 2014 as well as by potential future milestone payments.

On May 20, 2014, as supplemented by a letter dated August 29, 2014, Auxilium made an indemnification claim against the Actient Representative in connection with the TESTOPEL product liability litigation described above.  On September 29, 2014, Auxilium sent a Demand Certification to the escrow agent requesting that the Actient Escrow Funds be released to Auxilium.  On October 7, 2014, the Actient Representative notified the escrow agent that it objected to the release of the Actient Escrow Funds and that such escrow funds should remain in escrow until the dispute is resolved.  Auxilium anticipates that the Actient Representative will file a Complaint against Auxilium related to this matter.

QLT Merger-Related Litigation

On June 25, 2014, the Company entered into the QLT Merger Agreement among the Company, QLT, QLT HoldCo, and QLT AcquireCo. The QLT Merger Agreement provided for a business combination whereby QLT AcquireCo would be merged with and into the Company.

On July 21, 2014, James Novak, an alleged shareholder of Auxilium, filed suit in the Court of Common Pleas, Chester County, Pennsylvania, against Auxilium’s Board of Directors, seeking to enjoin the proposed merger between Auxilium and QLT on the grounds that the Board of Directors of Auxilium breached their fiduciary duties by approving a proposed transaction with QLT that purportedly does not reflect the true value of Auxilium. The complaint also names as defendants Auxilium, QLT, QLT Holdco and QLT AcquireCo for allegedly aiding and abetting the Auxilium Board of Directors’ purported breach of fiduciary duty. On July 25, 2014, Raymon Hall, an alleged shareholder of Auxilium, filed suit in the Court of Common Pleas, seeking to enjoin the proposed merger with QLT on the grounds that the Board of Directors of Auxilium breached their fiduciary duties by approving a proposed transaction that purportedly does not reflect the true value of Auxilium. Plaintiff has also brought suit against QLT, QLT Holdco and QLT AcquireCo for allegedly aiding and abetting the Auxilium directors’ purported breach of fiduciary duty. On July 28, 2014, James Wernicke, an alleged shareholder of Auxilium, filed suit in the Court of Common Pleas against the Auxilium Board of Directors, seeking to enjoin the proposed merger between Auxilium and QLT on the grounds that the Auxilium Board of Directors breached their fiduciary duties by approving a proposed transaction with QLT that purportedly does not reflect the true value of Auxilium. The complaint also names as defendants Auxilium and QLT for allegedly aiding and abetting the Auxilium Board of Directors’ purported breach of fiduciary duty. On August 21, 2014, Plaintiff Hall filed an amended complaint. On August 25, 2014, Plaintiff Novak filed an amended complaint. In addition to the claims described above, both amended complaints include certain purported disclosure claims related to the disclosures made in the preliminary proxy statement/prospectus included in the registration statement on Form S-4 filed with the SEC on August 4, 2014. Auxilium and QLT intend to vigorously defend against these lawsuits.

Concurrently with the execution of the Endo Merger Agreement on October 8, 2014, the Company delivered to QLT written notice terminating the QLT Merger Agreement. In conjunction with the termination of the QLT Merger Agreement, Endo paid to QLT, on behalf of the Company, the termination fee of $28.4 million required pursuant to the terms of the QLT Merger Agreement, which amount is subject to reimbursement by the Company to Endo if the Endo Merger Agreement is terminated under certain conditions. Accordingly, the QLT Merger Agreement was terminated effective October 8, 2014.

With the termination of the QLT Merger Agreement, the status of these litigations is currently unclear, but Auxilium believes they are without merit and, if necessary, Auxilium intends to vigorously defend against these lawsuits.

General

Auxilium intends to vigorously defend against these civil actions. These pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable Auxilium to determine a loss, if any, is probable. Auxilium is unable to estimate the possible loss or range of loss for the legal proceedings described above. Litigation is unpredictable and, while it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on Auxilium’s consolidated results of operations, financial position or cash flows. Auxilium has incurred and expects to continue to incur significant legal fees in the defense of these actions, which legal fees Auxilium currently expenses as incurred.

Other Matters

Auxilium is also party to various other actions and claims arising in the normal course of business that it does not believe are material. Auxilium believes that amounts accrued for awards or assessments in connection with all such matters are adequate and that the ultimate resolution of these matters will not have a material adverse effect on Auxilium’s financial position or the manner in which Auxilium conducts its business. However, there exists a reasonable possibility of loss in excess of the amounts accrued, the amount of which cannot currently be estimated. While Auxilium does not believe that the amount of such excess loss could be material to its financial position, any such loss could have a material adverse effect on Auxilium’s results of operations or the manner in which Auxilium conducts its business in the period(s) during which the underlying matters are resolved.

Item 1A.  Risk Factors.

In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by Part II, Item 1 A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2014, in evaluating our business, financial position, future results and prospects. The information presented below updates and supplements those risk factors for the matters identified below and should be read in conjunction with the risks and other information contained in our Form 10-K and this Report.  The risks described in our Form 10-K, as updated as described above and as set forth below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Risks Relating to the Endo Merger

The Endo Merger Agreement may be terminated in accordance with its terms and the merger may not be completed.

The Endo Merger Agreement contains a number of conditions to the parties’ obligations that must be satisfied or waived to complete the Endo Merger. Those conditions include, among others: adoption of the Endo Merger Agreement and approval of the transactions contemplated thereby by the Company stockholders, the expiration or termination of the waiting period under the HSR Act, absence of any law or order preventing or prohibiting consummation of the Endo Merger and no governmental authority instituting any proceeding seeking to enjoin or otherwise prohibit the consummation of the Endo Merger, effectiveness of the registration statement of which this proxy statement/prospectus is a part, approval of the Endo ordinary shares to be issued in the Endo Merger for listing on NASDAQ, the continued accuracy of the representations and warranties of both parties, subject to specified materiality standards, and the performance in all material respects by both parties of their obligations, covenants and agreements. These conditions to the closing of the Endo Merger may not be satisfied and, accordingly, the Endo Merger may not be completed. In addition, if the Endo Merger is not completed by April 10, 2015 (subject to extension to July 8, 2015, if the condition relating to expiration or termination of the waiting period under the HSR Act has not been satisfied or waived by the time specified in the Endo Merger Agreement), either Endo or the Company may choose not to proceed with the Endo Merger and terminate the Endo Merger Agreement. No assurance can be given that all of the conditions to the closing of the Endo Merger will be satisfied or, if they are, as to the timing of such satisfaction. In addition, Endo or the Company may elect to terminate the Endo Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Endo Merger

Agreement at any time prior to the completion of the Endo Merger, before or after the adoption of the Endo Merger Agreement by affirmative vote of holders of a majority of the shares of the Company’s common stock outstanding and entitled to vote thereon, which we refer to as the Company stockholder approval.

Certain changes in the U.S. federal tax laws on or before the Date of the Closing of the Endo Merger could jeopardize the consummation of the Endo Merger.

Endo is permitted to terminate the Endo Merger Agreement if, prior to the closing date, there is (i) a change in U.S. federal tax law (whether or not such change in law is yet effective) or any official interpretations thereof as set forth in published guidance by the U.S. Treasury Department or the IRS (other than IRS News Releases) (whether or not such change in official interpretation is yet effective) or (ii) a bill that would implement such a change that has been passed by the United States House of Representatives and the United States Senate and for which the time period for the President of the United States to sign or veto such bill has not yet elapsed, in any such case, that, as a result of consummating the transactions contemplated by the Endo Merger Agreement, in the opinion of nationally recognized U.S. tax counsel, would have a material adverse effect (as defined in the Endo Merger Agreement) on Endo. The Company is also permitted to terminate the Endo Merger Agreement if Endo fails to confirm in writing within the time periods specified in the Endo Merger Agreement that Endo has no right to terminate the Endo Merger Agreement as a result of such change in tax law or passing of a bill. Upon termination by either Endo or the Company under these circumstances, Endo is required to pay a termination fee of $150 million to the Company.

Obtaining required approvals necessary to satisfy the conditions to the completion of the Endo Merger may delay or prevent completion of the Endo Merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Endo Merger.

The Endo Merger is subject to closing conditions, which include the expiration or termination of the applicable waiting period under the HSR Act. Under the HSR Act, and the rules and regulations promulgated thereunder by the Federal Trade Commission, which we refer to as the FTC, the Endo Merger cannot be completed until notifications have been submitted and certain information has been furnished to the FTC and the Antitrust Division of the Department of Justice, which we refer to as the Antitrust Division, and specified waiting period requirements have been satisfied. Endo and the Company can provide no assurance that the waiting period under the HSR Act will expire or be terminated. Moreover, as a condition to granting termination of the waiting period under the HSR Act or avoiding a lawsuit challenging the Endo Merger, governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of Endo’s business after the Endo Merger. Under the terms of the Endo Merger Agreement, subject to certain exceptions, Endo and the Company and their respective subsidiaries are required to take certain steps and make certain undertakings imposed by governmental authorities that would apply to, or affect, their respective businesses, assets or properties. There can be no assurance that governmental authorities will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Endo Merger, adversely impacting the ability to integrate the Company’s operations with Endo’s operations, imposing additional material costs on or materially limiting the revenues of the combined company following the Endo Merger, or otherwise adversely affecting the combined company’s businesses and results of operations after completion of the Endo Merger. This could result in a failure to complete the Endo Merger or could have a material adverse effect on the business and results of operations of the combined company.

Failure to complete the Endo Merger could negatively impact the stock price and the future business and financial results of the Company.

If the Endo Merger is not completed, the ongoing businesses of the Company may be materially and adversely affected and, without realizing any of the benefits of having completed the Endo Merger, the Company would be subject to a number of risks, including the following:

•            the Company will be required to pay certain costs relating to the Endo Merger, including legal, accounting, filing and other fees and mailing, financial printing and other expenses, whether or not the Endo Merger is completed;

•            the current price of the Company’s common stock may reflect a market assumption that the Endo Merger will occur, meaning that a failure to complete the Endo Merger could result in a material decline in the price of the Company’s common stock;

•            the Company may experience negative reactions from its customers, regulators and employees;

•            The Endo Merger Agreement places certain restrictions on the conduct of the Company’s business prior to completion of the Endo Merger. Such restrictions, the waiver of which is subject to the consent of Endo, may prevent the Company from making certain acquisitions or taking certain other specified actions during the pendency of the Endo Merger;

•            Matters relating to the Endo Merger (including integration planning) have required and will continue to require substantial commitments of time and resources by the Company management, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company; and

•            the Company could be subject to litigation related to any failure to complete the Endo Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Endo Merger Agreement.

In addition to the above risks, the Company may be required to pay to Endo a termination fee, which may materially adversely affect the Company’s financial results. If the Endo Merger is not completed, these risks may materialize and may materially and adversely affect the Company’s business, financial results and share price.

The Endo Merger Agreement contains provisions that restrict the Company’s ability to pursue alternatives to the Endo Merger and, in specified circumstances, could require the Company to pay Endo a termination fee of $70 million.

Under the Endo Merger Agreement, the Company is restricted, subject to certain exceptions, from initiating, soliciting, knowingly facilitating or knowingly encouraging any inquiry, proposal or offer with respect to a Company acquisition proposal or from participating or engaging in any discussion or negotiation, or providing information with respect to any Company acquisition proposal. The Company may terminate the Endo Merger Agreement in order to enter into an agreement with respect to a Company acquisition proposal that is a superior proposal, subject to the terms of the Endo Merger Agreement. If the Board (after consultation with the Company’s outside legal and financial advisors) determines in good faith that such Company acquisition proposal is a superior proposal and the Board effects a change of recommendation, Endo would be entitled to terminate the Endo Merger Agreement. Under such circumstances, the Company would be required to pay Endo a termination fee equal to $70 million and to reimburse Endo for the QLT termination fee paid by Endo on the Company’s behalf under the QLT Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to the Company and its stockholders than the Endo Merger.

While the Endo Merger is pending, the Company will be subject to business uncertainties that could adversely affect its businesses.

Uncertainty about the effect of the Endo Merger on employees, customers and suppliers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Endo Merger is completed and for a period of time thereafter, and could cause customers, suppliers and others who deal with the Company to seek to change existing business relationships with the Company. Employee retention may be challenging during the pendency of the Endo Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the business of the combined company following the Endo Merger could be seriously harmed. In addition, the Endo Merger Agreement restricts the Company from taking specified actions until the Endo Merger occurs, without the consent of the other party.

These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Endo Merger.

Certain plaintiffs’ law firms have announced that they are investigating the Endo Merger and could commence litigation against Auxilium or Endo and an adverse ruling in any such potential lawsuit could prevent the Merger from being completed.

Since the Merger was announced on October 9, 2014, certain plaintiffs’ law firms have announced that they are investigating the Endo Merger to determine whether, among other things, in their respective opinions, the Auxilium stockholders are receiving fair value and the Auxilium board of directors breached its fiduciary duties by approving a proposed transaction that might not reflect the true value of Auxilium.  One or more of these law firms, or other law firms, may initiate litigation against Auxilium, Auxilium’s directors, Endo, or Endo’s directors and may seek to enjoin the proposed Endo Merger on the grounds that the board of directors of Auxilium breached its fiduciary duties by approving a proposed transaction that purportedly does not reflect the true value of Auxilium or on any other grounds. One of the conditions to the closing of the Merger is that no order (whether temporary, preliminary or permanent) shall be in effect that prevents or prohibits completion of the Merger. As such, if any such potential litigation is commenced and the plaintiffs involved therein are successful in obtaining an injunction prohibiting us from completing the Merger, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected time frame.

Risks Related to Auxilium’s September 2014 Corporate Restructuring

Auxilium may fail to realize some or all of the anticipated benefits and synergies of its September 2014 corporate restructuring and the September 2014 corporate restructuring may lead to disruption in Auxilium’s business, which may adversely affect any of its revenues, expenses, operating results or the value of Auxilium’s common stock.

As a result of the September 2014 corporate restructuring, Auxilium expects to reduce its annual operating expenses by at least $75 million, with reductions expected to be fully realized in mid-2015. It is possible that the anticipated benefits and cost savings of the September 2014 corporate restructuring may not be realized fully, or at all, or may take longer to realize than expected, and the value of Auxilium’s common stock may be adversely affected. Proper planning and effective and timely implementation is critical to avoid any significant disruption to Auxilium’s operations and to achieve the desired results. Consolidating sales forces pursuant to the September 2014 corporate restructuring could lead to disruptions in Auxilium’s ability to reach physicians or maintain or increase sales of our promoted products, which could lead to lower revenues.  Delays encountered in finalizing the September 2014 corporate restructuring and disruptions in our business resulting from the September 2014 corporate restructuring could have a material adverse effect on Auxilium’s revenues, expenses, operating results and financial condition, including the value of its common stock.

Risks Related to Commercialization

Auxilium recently lost Auxilium’s litigation with Upsher-Smith regarding the alleged infringement of Upsher-Smith’s proposed generic testosterone gel product, and the launch of a generic version of Testim could have a material adverse effect on Auxilium’s business.

On or about December 28, 2012, Auxilium and FCB became aware of a notice from Upsher-Smith that advised Auxilium and FCB of Upsher-Smith’s filing of a 505(b)(2) NDA containing a Paragraph IV certification under 21 U.S.C. Section 314.52(c) for testosterone gel (the “Upsher-Smith NDA”). This Paragraph IV certification notice refers to the 10 U.S. patents, covering Testim, that are listed in the Orange Book. These 10 patents are owned by FCB and are exclusively licensed to Auxilium and will expire between 2023 and 2025. On January 28, 2013, Auxilium and FCB filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith for infringement of FCB’s 10 patents listed in the Orange Book as covering Testim testosterone gel (“Delaware Upsher-Smith 505(b)(2) NDA Litigation”). A hearing on Upsher-Smith’s previously filed motion for summary judgment was held on June 28, 2013, and by request of the Court, the parties submitted additional briefing in the weeks following the hearing. On December 4, 2013, the Court granted Upsher-Smith’s motion for summary judgment, and the Court entered a final judgment of non-infringement in favor of Upsher-Smith on December 30,

2013. On January 24, 2014, Auxilium filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the “Appeals Court”) appealing the final judgment of non-infringement entered by the United States District Court for the District of Delaware. On September 18, 2014, the Appeals Court granted Auxilium’s unopposed motion to dismiss the appeal. This litigation is concluded.  Subsequent to the conclusion of this litigation, Upsher-Smith filed a motion with the District Court seeking reimbursement of its legal fees by the Company.

The Upsher-Smith NDA was granted final approval by the U.S. Food and Drug Administration (the “FDA”) on June 4, 2014 with a brand name VogelxoTM. Upsher-Smith launched Vogelxo and an authorized generic version of Vogelxo, known as testosterone gel, on or about July 2, 2014.

On March 26, 2013, Auxilium submitted a Citizen’s Petition to the FDA with respect to the Upsher-Smith NDA referencing Testim in particular, and generic testosterone gels in general. Auxilium requested that, in the event of FDA approval of the Upsher-Smith NDA, the FDA: (i) refrain from designating Upsher-Smith’s testosterone gel as therapeutically equivalent to Testim and (ii) require that the label for the Upsher-Smith testosterone gel state that the product is not interchangeable with other testosterone transdermal gels. Since the approval by the FDA was pursuant to a 505(b)(2) NDA and not pursuant to an ANDA, it remains unclear at this time whether Vogelxo or its authorized generic will receive a therapeutically equivalent rating to Testim or a different rating.

It is unclear whether the Upsher-Smith product, Vogelxo, or its recently launched authorized generic, will receive a therapeutically equivalent rating to, and thus be freely substitutable for, Testim, or if it will receive a different rating to, and perhaps not be freely substitutable for, Testim. These Upsher-Smith products, whatever the rating, could have a materially adverse impact on Auxilium’s Testim revenues, but Auxilium believes that a product with a therapeutically equivalent rating could likely have a more severe materially adverse impact on Auxilium’s Testim revenues. The introduction of a generic or different version of Testim at any time, such as the Upsher-Smith product, whatever the rating, could significantly and potentially permanently reduce the revenue Auxilium derives from Testim or its authorized generic. Auxilium’s strategies to mitigate the effects of such a generic or different version of Testim may not be effective. A significant reduction in Auxilium’s TRT gel revenue could have a material adverse effect on Auxilium’s business, results of operations and financial condition, including without limitation, Auxilium’s liquidity and net working capital and could materially and adversely affect Auxilium’s ability to execute on Auxilium’s short and long-term business plans.

If testosterone replacement therapies are perceived, or are found, to create health risks, Auxilium’s sales of Testim, Testim AG, TESTOPEL and Striant may decrease and Auxilium’s operations may be harmed.

Publications have, from time to time, suggested potential health risks associated with TRT. Potential health risks are described in various articles, including a 2014 study published in PLOS One, a 2013 study published in the Journal of the American Medical Association, a 2009 study published in the New England Journal of Medicine, a 2002 article published in Endocrine Practice and a 1999 article published in the International Journal of Andrology. The potential health risks detailed include increased risk of heart disease, heart attack or stroke in men with a history of heart disease, fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, increased cardiovascular disease risk and the suppression of sperm production. In March 2014, the FDA notified Auxilium that it had conducted a review of all post-marketing adverse event reports of venous thromboembolic events associated with testosterone use. The FDA considered this to be “new safety information” and noted that it believes that this new safety information should be included consistently in the labeling for testosterone products including, but not limited to, Testim, TESTOPEL and Striant. In April 2009, the FDA informed Auxilium that it had become aware, through spontaneous post-marketing adverse event reports and peer-reviewed biomedical literature, of cases of secondary exposure of children and female partners to testosterone due to drug transfer (known as transference) from adult males using testosterone gel drug products. The FDA considered this information to be “new safety information” and requested changes to the prescribing information for Testim, including a “boxed warning”, which is used to highlight warning information that is especially important to the prescriber. The FDA also required a Risk Evaluation and Mitigation Strategy (“REMS”) that includes assessments and a Medication Guide to inform patients. It is possible that studies on the effects of TRT could demonstrate these or other health risks. The FDA announced in January 2014 that it is investigating the risk of stroke, heart attack, and death in men taking FDA-approved TRT products. The FDA has conducted an Advisory Committee meeting on September 17, 2014 at which the appropriate indicated population for

TRT and the potential for adverse cardiovascular outcomes associated with TRT were discussed and, as a result of which, the Advisory Committee recommended narrowing the indicated population for TRT and proposed similarly narrowing labels for applicable TRT products. Health Canada is currently working with manufacturers to update the Canadian product label for TRT products regarding possible cardiovascular risks including heart attack, stroke, blood clots in the lungs or legs, and irregular heart rate, has communicated to Canadians on the possible cardiovascular risk associated with TRT products, and is collaborating with foreign regulators including the FDA and the European Medicines Agency (“EMA”) regarding this safety concern.  These regulatory reviews, as well as negative publicity about the risks of hormone replacement therapy, including TRT, and any potential narrowing of the indicated population on the labels of Auxilium’s TRT products could adversely affect patient or prescriber attitudes and impact the TRT product sales. These factors could adversely affect Auxilium’s business.

Risks Related to Auxilium’s Financial Results, Auxilium’s Need for Additional Financing and Auxilium’s Stock Price

Provisions in Auxilium’s certificate of incorporation and bylaws, under Delaware law and Auxilium’s Stockholder Rights Plan may prevent or frustrate a change in control in management that stockholders believe is desirable.

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

In addition, Auxilium’s Stockholder Rights Plan may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which Auxilium stockholders might otherwise receive a premium for their shares. The overall effect of the Stockholder Rights Plan and the issuance of the rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving Auxilium that is not approved by the Auxilium Board of Directors. The Stockholder Rights Plan is not intended to interfere with any merger, tender or exchange offer or other business combination approved by the Auxilium Board of Directors, including, without limitation, the transactions contemplated by the merger agreement. Nor does the Stockholder Rights Plan prevent the Auxilium Board of Directors from considering any offer that it considers to be in the best interest of Auxilium’s stockholders.

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

On October 14, 2014, Auxilium provided a notice to the trustee for the Convertible Senior Notes and the holders of the Convertible Senior Notes that, in connection with the Endo Merger, the Convertible Senior Notes may be surrendered for conversion from the date that is 70 scheduled trading days prior to the anticipated effective date of the merger (or, if later, the business day after the Company gave notice of the merger with Endo) until the date that is 35 trading days after the actual effective date of the merger or until the related fundamental change purchase date, as defined in the indenture. In addition, the Convertible Senior Notes may again become convertible after the expiration of such period in accordance with their terms, and will be convertible on or after January 15, 2018 until maturity (July 15, 2018). If one or more holders elect to convert their Convertible Senior Notes, unless Auxilium elects to satisfy Auxilium’s conversion obligation by delivering solely shares of Auxilium’s common stock, Auxilium would be required to make cash payments to satisfy all or a portion of Auxilium’s conversion obligation based on the applicable conversion rate. If Auxilium is unable to satisfy any portion of such obligation, Auxilium would be in default. In addition, the expenditure of cash to satisfy such obligation could adversely affect Auxilium’s liquidity. In addition, even if holders do not elect to convert their Convertible Senior Notes, Auxilium could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which could result in a material reduction of Auxilium’s net working capital.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended September 30, 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	107		$20.28	Not applicable	Not applicable
August 1, 2014 to August 31, 2014	35		$19.34	Not applicable	Not applicable
September 1, 2014 to September 30, 2014	595		$30.92	Not applicable	Not applicable
Total	737	(a)	$28.83	Not applicable	Not applicable

(a) Represents 737 shares purchased at an average of $28.83 per share from employees pursuant to the Company’s 2004 Equity Compensation Plan to satisfy such individual’s tax liability with respect to the vesting of restricted stock awards issued in accordance with Rule 16 (b) (3) of the Securities Exchange Act of 1934.

Unregistered Sale of Equity Securities

None.

Use of Proceeds

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of October 8, 2014, by and among Auxilium Pharmaceuticals, Inc., Endo International plc, Endo U.S. Inc., and Avalon Merger Sub Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2014, File No. 000.50855, and incorporated by reference herein).

3.1

Sixth Amended and Restated Certificate of Incorporation of Auxilium Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2014, File No. 000-50855, and incorporated by reference herein).

3.2

Amended and Restated Bylaws of the Registrant as amended on June 21, 2012 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on September 17, 2014 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2014, File No. 000-50855, and incorporated by reference herein).

4.1

Rights Agreement, dated as of September 17, 2014, between the Registrant and Broadridge Corporate Issuers Solutions, Inc., as Rights Agent (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2014, File No. 000-50855, and incorporated by reference herein).

4.2

Amendment No. 1 to Rights Agreement, dated October 8, 2014, by and between the Registrant and Broadridge Corporate Issuers Solutions, Inc., as Rights Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2014, File No. 000-50855, and incorporated by reference herein).

10.1

Incremental Assumption Agreement dated September 22, 2014, by and among, the Registrant, as borrower, and its existing domestic subsidiaries, as guarantors, the incremental term loan lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, and as sole lead manager and bookrunner (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2014, File No. 000-50855, and incorporated by reference herein).

10.2

Third Amendment Agreement to Credit Agreement dated August 14, 2014 by and among Auxilium Pharmaceuticals, Inc., as borrower, and its existing domestic subsidiaries, as guarantors, the certain lenders party thereto constituting required lenders under and as defined in the Credit Agreement and Morgan Stanley Senior Funding, Inc. as administrative agent, and as the sole lead manager and bookrunner (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2014, File No. 000-50855, and incorporated by reference herein).

10.3*†	Employment Agreement, dated August 8, 2014, by and between the Registrant and Andrew Saik.

10.4*†	Separation of Employment Agreement and General Release, dated August 20, 2014, by and between the Registrant and James E. Fickenscher.

10.5

Termination Notice, dated October 8, 2014, from the Registrant to QLT Inc., QLT Holding Corp. and QLT Acquisition Corp. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 9, 2014, File No. 000-50855, and incorporated by reference herein).

31.1†	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2†	Certification of Andrew Saik, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32†

Certification of Adrian Adams, the Registrant’s Principal Executive Officer, and Andrew Saik, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

AUXILIUM PHARMACEUTICALS, INC.

Date: October 30, 2014	/s/ Adrian Adams
Adrian Adams
Chief Executive Officer and President
(Principal Executive Officer)

AUXILIUM PHARMACEUTICALS, INC.

Date: October 30, 2014	/s/ Andrew Saik
Andrew Saik
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of October 8, 2014, by and among Auxilium Pharmaceuticals, Inc., Endo International plc, Endo U.S. Inc., and Avalon Merger Sub Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2014, File No. 000.50855, and incorporated by reference herein).

3.1

Sixth Amended and Restated Certificate of Incorporation of Auxilium Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2014, File No. 000-50855, and incorporated by reference herein).

3.2

Amended and Restated Bylaws of the Registrant amended as of June 21, 2012 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2012, File No. 000-50855, and incorporated by reference herein).

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on September 17, 2014 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2014, File No. 000-50855, and incorporated by reference herein).

4.1

Rights Agreement, dated as of September 17, 2014, between the Registrant and Broadridge Corporate Issuers Solutions, Inc., as Rights Agent (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2014, File No. 000-50855, and incorporated by reference herein).

4.2

Amendment No. 1 to Rights Agreement, dated October 8, 2014, by and between the Registrant and Broadridge Corporate Issuers Solutions, Inc., as Rights Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2014, File No. 000-50855, and incorporated by reference herein).

10.1

Incremental Assumption Agreement dated September 22, 2014, by and among, the Registrant, as borrower, and its existing domestic subsidiaries, as guarantors, the incremental term loan lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, and as sole lead manager and bookrunner (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2014, File No. 000-50855, and incorporated by reference herein).

10.2

Third Amendment Agreement to Credit Agreement dated August 14, 2014 by and among Auxilium Pharmaceuticals, Inc., as borrower, and its existing domestic subsidiaries, as guarantors, the certain lenders party thereto constituting required lenders under and as defined in the Credit Agreement and Morgan Stanley Senior Funding, Inc. as administrative agent, and as the sole lead manager and bookrunner (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2014, File No. 000-50855, and incorporated by reference herein).

10.3*†	Employment Agreement, dated August 8, 2014, by and between the Registrant and Andrew Saik.

10.4*†	Separation of Employment Agreement and General Release, dated August 20, 2014, by and between the Registrant and James E. Fickenscher.

10.5

Termination Notice, dated October 8, 2014, from the Registrant to QLT Inc., QLT Holding Corp. and QLT Acquisition Corp. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 9, 2014, File No. 000-50855, and incorporated by reference herein).

31.1†	Certification of Adrian Adams, the Registrant’s Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

31.2†	Certification of Andrew Saik, the Registrant’s Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a).

32†

Certification of Adrian Adams, the Registrant’s Principal Executive Officer, and Andrew Saik, the Registrant’s Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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